Form 10-Q
period 2011-12-31
HEADWATERS INC
filed 2012-02-02
CIK 1003344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of January 26, 2012 was 61,025,000.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011, as updated from time to time. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$50,810	$41,723
Trade receivables, net	90,931	60,748
Inventories	33,247	33,390
Current and deferred income taxes	3,087	1,936
Assets held for sale	6,777	6,307
Other	6,954	11,033
Total current assets	191,806	155,137

Property, plant and equipment, net	164,709	162,734

Other assets:
Intangible assets, net	164,221	158,801
Goodwill	116,671	116,671
Assets held for sale	24,446	25,547
Other	66,384	59,565
Total other assets	371,722	360,584

Total assets	$728,237	$678,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,979	$13,027
Accrued personnel costs	23,030	17,790
Accrued interest	18,336	9,792
Liabilities held for sale	7,470	10,425
Other accrued liabilities	45,387	40,163
Current portion of long-term debt	9,014	9,095
Total current liabilities	122,216	100,292

Long-term liabilities:
Long-term debt	518,789	513,610
Deferred income taxes	4,216	4,243
Unrecognized income tax benefits	11,693	11,106
Liabilities held for sale	5,507	6,761
Other	9,080	8,585
Total long-term liabilities	549,285	544,305
Total liabilities	671,501	644,597

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 60,947 shares at September 30, 2011 and 61,025 shares at December 31, 2011	61	61
Capital in excess of par value	637,547	638,406
Retained earnings (accumulated deficit)	(580,861)	(604,609)
Other	(11)	0
Total stockholders’ equity	56,736	33,858

Total liabilities and stockholders’ equity	$728,237	$678,455

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2010	2011

Revenue:
Light building products	$69,709	$73,334
Heavy construction materials	63,215	63,138
Energy technology	2,896	955
Total revenue	135,820	137,427

Cost of revenue:
Light building products	53,849	55,330
Heavy construction materials	48,352	47,098
Energy technology	1,790	557
Total cost of revenue	103,991	102,985

Gross profit	31,829	34,442

Operating expenses:
Amortization	5,547	5,505
Research and development	1,945	1,854
Selling, general and administrative	24,394	21,282
Restructuring costs	980	1,388
Total operating expenses	32,866	30,029

Operating income (loss)	(1,037)	4,413

Other income (expense):
Net interest expense	(16,895)	(12,456)
Other, net	974	(4,137)
Total other income (expense), net	(15,921)	(16,593)

Loss from continuing operations before income taxes	(16,958)	(12,180)

Income tax provision	(1,800)	(1,100)

Loss from continuing operations	(18,758)	(13,280)

Loss from discontinued operations, net of income taxes	(1,929)	(10,468)

Net loss	$(20,687)	$(23,748)

Basic and diluted loss per share:
From continuing operations	$(0.31)	$(0.22)
From discontinued operations	(0.03)	(0.17)
	$(0.34)	$(0.39)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended December 31, 2011

	Common stock		Capital in excess	Retained earnings (accumulated		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity

Balances as of September 30, 2011	60,947	$61	$637,547	$(580,861)	$(11)	$56,736

Issuance of common stock pursuant to employee stock purchase plan	89	0	235			235

Restricted stock cancellations	(11)	0				0

Stock-based compensation			624			624

Other comprehensive income, net of taxes — cash flow hedge					11	11

Net loss for the three months ended December 31, 2011				(23,748)		(23,748)

Balances as of December 31, 2011	61,025	$61	$638,406	$(604,609)	$0	$33,858

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2010	2011

Cash flows from operating activities:
Net loss	$(20,687)	$(23,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,086	13,182
Non-cash restructuring costs	0	646
Interest expense related to amortization of debt issue costs and debt discount	3,237	3,049
Stock-based compensation	1,061	624
Deferred income taxes	(128)	0
Net loss (gain) of unconsolidated joint ventures	(615)	6,069
Net gain on disposition of property, plant and equipment	(331)	(123)
Gain on convertible debt repayment	0	(2,025)
Decrease in trade receivables	21,697	30,606
Decrease (increase) in inventories	1,007	(283)
Decrease in accounts payable and accrued liabilities	(23,714)	(21,972)
Other changes in operating assets and liabilities, net	(1,840)	(3,161)
Net cash provided by (used in) operating activities	(5,227)	2,864

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,203)	(6,619)
Proceeds from disposition of property, plant and equipment	391	136
Net increase in long-term receivables and deposits	(785)	(132)
Payments for acquisitions	(2,500)	0
Net change in other assets	147	(95)
Net cash used in investing activities	(7,950)	(6,710)

Cash flows from financing activities:
Payments on long-term debt	(10,044)	(5,476)
Employee stock purchases	235	235
Net cash used in financing activities	(9,809)	(5,241)

Net decrease in cash and cash equivalents	(22,986)	(9,087)

Cash and cash equivalents, beginning of period	90,984	50,810

Cash and cash equivalents, end of period	$67,998	$41,723

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a diversified building products company incorporated in Delaware, which provides products, technologies and services to the light and heavy building materials industries. Headwaters’ vision is to improve lives through innovative advancements in construction materials through application, design and purpose.

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

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 3, Headwaters is disposing of all its coal cleaning facilities and they are reflected as assets held for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to Headwaters’ quarter ended December 31, 2010 and references to 2011 refer to Headwaters’ quarter ended December 31, 2011. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the December 2010 quarter, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. For the December 2011 quarter, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2011 (Form 10-K).

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Recent Accounting Pronouncements — Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on that review, Headwaters does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation, including reclassifications related to presentation of the coal cleaning operations as discontinued. The reclassifications had no effect on net income or total assets.

2.              Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Revenues for the energy technology segment have consisted primarily of coal sales; however, as described in Note 3, in September 2011 Headwaters committed to a plan to sell its coal cleaning facilities and the related coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales. Intersegment sales are immaterial.

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as Adjusted EBITDA. Headwaters defines Adjusted EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, foreign currency translation gain or loss, goodwill and other impairments, and other non-routine adjustments that arise from time to time, consistent with the methodology Headwaters has used historically.

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, coal cleaning facility expenditures comprise substantially all of the reported energy technology segment capital expenditures, and assets as of December 31, 2011 include the coal cleaning assets held for sale.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

	Three Months Ended December 31, 2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$69,709	$63,215	$2,896	$0	$135,820

Depreciation and amortization	$(8,540)	$(3,441)	$(560)	$(29)	$(12,570)

Operating income (loss)	$(2,248)	$7,830	$(1,341)	$(5,278)	$(1,037)
Net interest expense					(16,895)
Other income (expense), net					974
Income tax provision					(1,800)
Loss from continuing operations					(18,758)
Loss from discontinued operations, net of income taxes					(1,929)
Net loss					$(20,687)

Capital expenditures, including $1,255 in the energy technology segment related to discontinued operations	$3,610	$298	$1,295	$0	$5,203

Segment assets	$304,869	$292,234	$172,691	$68,590	$838,384

	Three Months Ended December 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$73,334	$63,138	$955	$0	$137,427

Depreciation and amortization	$(9,064)	$(3,531)	$(572)	$(15)	$(13,182)

Operating income (loss)	$773	$8,754	$(2,001)	$(3,113)	$4,413
Net interest expense					(12,456)
Other income (expense), net					(4,137)
Income tax provision					(1,100)
Loss from continuing operations					(13,280)
Loss from discontinued operations, net of income taxes					(10,468)
Net loss					$(23,748)

Capital expenditures, including $1,116 in the energy technology segment related to discontinued operations	$4,601	$784	$1,216	$18	$6,619

Segment assets, including $31,854 in the energy technology segment related to discontinued operations	$272,152	$308,969	$65,559	$31,775	$678,455

3.              Discontinued Operations

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

In September 2011, the coal cleaning business met all the criteria for classification as held for sale and presentation as a discontinued operation and accordingly, the assets and liabilities associated with this business have been reflected as held

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. Certain summarized information for the discontinued coal cleaning business is presented in the table below.

	Three Months Ended December 31,
(in thousands)	2010	2011
Revenue	$18,266	$5,291

Loss from discontinued operations before income taxes	$(2,169)	$(10,468)
Income tax benefit	240	0
Loss from discontinued operations, net of income taxes	$(1,929)	$(10,468)

Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $16.1 million and $17.2 million of property, plant and equipment and approximately $8.3 million and $8.4 million of other assets, as of September 30, 2011 and December 31, 2011, respectively, all of which are recorded at the lower of historical carrying amount or fair value. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the assets are sold. Liabilities held for sale consist primarily of accrued liabilities.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2011	December 31, 2011

Raw materials	$9,370	$9,011
Finished goods	23,877	24,379
	$33,247	$33,390

5.              Intangible Assets

All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2011		December 31, 2011
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years	$117,690	$58,643	$117,690	$60,326
Customer relationships	5 - 15 years	77,914	38,454	72,464	34,488
Trade names	5 - 20 years	67,890	23,608	67,890	24,483
Patents and patented technologies	4 - 19 years	54,736	36,296	54,822	37,629
Other	2 - 17 years	4,985	1,993	3,985	1,124
		$323,215	$158,994	$316,851	$158,050

The decreases during 2011 in gross carrying amount and accumulated amortization for customer relationships are attributable to fully amortized assets that have been removed from the respective accounts.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.5 million for both the December 2010 and 2011 quarters. Total estimated annual amortization expense for fiscal years 2012 through 2017 is shown in the following table.

Year ending September 30:	(in thousands)

2012	$20,644
2013	19,690
2014	19,166
2015	15,047
2016	14,790
2017	13,912

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $543.1 million as of September 30, 2011 and $535.6 million as of December 31, 2011. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2011	December 31, 2011

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $9,233), net of discount	9,014	9,095
2.50%, due 2014 (face amount $120,900 at September 30, 2011 and $113,400 at December 31, 2011), net of discount	106,688	101,419
14.75%, due 2014 (face amount $12,965), net of discount	12,101	12,191
Total convertible senior subordinated notes, net of applicable discounts	127,803	122,705

	527,803	522,705

Less current portion	(9,014)	(9,095)
Carrying amount of long-term debt, net of discounts	$518,789	$513,610

7-5/8% Senior Secured Notes — In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.9 million. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters, with the exception of joint venture assets; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2011.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the terms of the ABL Revolver and has no borrowings outstanding as of December 31, 2011. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. During the 2011 fiscal year, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond to enable the filing of an appeal in the Boynton matter described in Note 12. As of December 31, 2011, availability under the ABL Revolver was approximately $37.2 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2011, the interest rate on those borrowings would have been approximately 3.3%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage (15%), Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2011.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ convertible senior subordinated notes.

In 2010, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. Headwaters may redeem at par any portion of the 16% notes on or after June 4, 2012. In addition, the holders of the notes have the right to require Headwaters to repurchase all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock occurs, including termination of trading. These notes have been classified as current in the accompanying consolidated balance sheets.

In 2011, Headwaters repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. Subsequent to December 31, 2011, Headwaters repurchased and canceled approximately $7.7 million in aggregate principal amount of the 14.75% notes. Terms of repayment included a premium of approximately $1.0 million. Accelerated debt discount and debt issue costs aggregating approximately $0.5 million will be charged to interest expense.

Interest and Debt Maturities — During the December 2010 and 2011 quarters, Headwaters incurred total interest costs of approximately $17.1 million and $12.6 million, respectively, including approximately $3.2 million and $3.0 million, respectively, of non-cash interest expense and approximately $0 and $0.1 million, respectively, of interest costs that were capitalized. Interest income was approximately $0.1 million in 2010 and $0 in 2011. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 6.8% at September 30, 2011 and 6.9% at December 31, 2011.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

All of Headwaters’ outstanding long-term debt as of September 30, 2011 and December 31, 2011 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2011 would have been approximately $427.0 million, compared to a carrying value of $527.8 million, and the aggregate fair value as of December 31, 2011 would have been approximately $477.0 million, compared to a carrying value of $522.7 million.

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

8.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2012, exclusive of discrete items, is currently estimated to be approximately negative (14)%, which estimated rate was used to calculate income taxes for the December 2011 quarter. Headwaters also recognized approximately $0.6 million of net income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2012 fiscal year. A majority of the benefit recognized for discrete items represented adjustments related to unrecognized income tax benefits. For the December 2010 quarter, Headwaters used an estimated effective income tax rate of negative (7)%, excluding approximately $0.6 million of income tax expense for discrete items.

Headwaters utilized its fiscal 2009 and prior year federal net operating losses (NOLs) by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for fiscal 2010 were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In fiscal 2011, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets, a situation that is also expected to continue throughout 2012. Accordingly, Headwaters does not expect to recognize any benefit for pre-tax losses and tax credits in 2012. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2012 of negative (14)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of December 31, 2011, Headwaters’ NOL and capital loss carryforwards total approximately $63.7 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.5 million of tax credit carryforwards as of December 31, 2011, which expire from 2014 to 2032.

The estimated effective tax rate for fiscal 2011 of negative (7)%, which was used to calculate income taxes for the December 2010 quarter, exclusive of discrete items, resulted from the same factors as the expected negative tax rate for 2012. The discrete items recorded during the December 2010 quarter consisted primarily of changes in the valuation allowance and uncertain tax positions.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. In fiscal 2011, Headwaters completed an audit by the IRS for the years 2005 through 2008, which did not result in any material changes to earnings or tax-related liabilities. Headwaters is currently under audit by the IRS for 2009 and has open tax periods subject to examination by various taxing authorities for the years 2006 through 2010. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits will change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

9.              Equity Securities and Stock-based Compensation

Shelf Registration — Approximately $212.6 million remains available for future offerings of securities under a universal shelf registration statement which the SEC declared effective in 2009. The shelf registration expires in April 2012. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Stock-based Compensation — During the December 2011 quarter, the Compensation Committee (the Committee) of the Board of Directors granted approximately 1.2 million stock-based awards to officers and employees under the terms of the 2010 Incentive Compensation Plan (2010 ICP). The awards vest over an approximate three-year period. The Committee also granted some cash-settled stock appreciation rights (SARs) as more fully described in Note 12.

Stock-based compensation expense was approximately $1.1 million and $0.6 million for the December 2010 and 2011 quarters, respectively. As of December 31, 2011, there was approximately $1.9 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2010	2011

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations	$(18,758)	$(13,280)

Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(1,929)	(10,468)

Numerator for basic and diluted earnings per share — net loss	$(20,687)	$(23,748)

Denominator:
Denominator for basic and diluted earnings per share — weighted- average shares outstanding	60,326	60,801

Basic and diluted loss per share from continuing operations	$(0.31)	$(0.22)

Basic and diluted loss per share from discontinued operations	(0.03)	(0.17)

Basic and diluted loss per share	$(0.34)	$(0.39)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	3,193	4,086
Stock options	1,793	1,503
Restricted stock	211	165

11.       Restructuring Costs

Headwaters recorded approximately $17.9 million of restructuring costs in the 2011 fiscal year as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. Additional expenses approximating $1.4 million were recorded in the December 2011 quarter. The charges represent costs for workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs. Additional restructuring costs related to the actions taken will be incurred during the remainder of fiscal 2012. The restructuring effort was initiated primarily due to the ongoing depressed new housing and residential remodeling markets and is currently expected to be completed during 2012.

(in thousands)	Expenses incurred in fiscal 2011	Estimated expenses to be incurred in fiscal 2012	Total estimated expenses

Workforce reductions and related severance expenses	$4,124	$498	$4,622
Facility closures and consolidations	7,213	677	7,890
Asset impairments and write-downs	6,593	1,010	7,603

Total restructuring costs	$17,930	$2,185	$20,115

Most of the expenses related to workforce reductions and related severance and approximately half of the expenses related to facility closures and consolidations have resulted or will result in cash outlays. None of the asset impairments and write-downs resulted in cash outlays.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

The following table shows the activity in the restructuring cost liability accrual.

(in thousands)
Balance as of September 30, 2010	$0
Costs incurred	7,370
Costs paid	(2,932)
Balance as of September 30, 2011	$4,438
Costs incurred	668
Costs paid	(2,619)
Balance as of December 31, 2011	$2,487

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2011, not disclosed elsewhere, are as follows.

Compensation Arrangements — Cash Performance Unit Awards. In 2009, the Compensation Committee (Committee) approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. These awards replaced all existing long-term cash awards, except for certain awards already earned at the date of grant. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period term to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through December 31, 2011, the remaining business units had generated approximately $232.9 million of free cash flow and incurred approximately $2.6 million of expense for these awards, including approximately $1.8 million which was accrued and unpaid as of December 31, 2011. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $27.6 million; however, due to the shortened five-year term of the performance period, the ultimate payout will be significantly less than the maximum payout.

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

In 2011, Headwaters recorded approximately $0.2 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price from September 30, 2011 to December 31, 2011. All future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended December 31, 2011 of $2.40 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for the final vest date, all of which have been accrued as of December 31, 2011, would be approximately $0.8 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

In fiscal 2011, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for 2010. Because the actual consolidated free cash flow generated during fiscal 2011 was below the threshold, these awards did not vest and no liability has been recorded. During the quarter ended December 31, 2011, the Committee approved grants to participants in the corporate business unit related to consolidated free cash flow generated during 2012, again with terms similar to those described above for 2010. As of December 31, 2011, no liability has been recorded for these grants.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2011, $0 has been accrued for these awards because the stock price at December 31, 2011was below the grant-date stock price of $3.81.  Future changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

During the quarter ended December 31, 2011, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs will not vest until and unless the average 60-day average stock price exceeds approximately 135% of the stock price on the date of grant (or $2.50), which threshold must occur prior to September 30, 2014. Because Headwaters believes it is probable that the threshold stock price will be met, approximately $0.1 million has been accrued for these awards as of December 31, 2011. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Property, Plant and Equipment — As of December 31, 2011, Headwaters was committed to spend approximately $0.5 million on capital projects that were in various stages of completion.

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

During the quarters ended December 31, 2010 and 2011, Headwaters incurred approximately $0.4 million and $0.3 million, respectively, of expense for legal matters. Until fiscal 2011, costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total liability as of December 31, 2011 of $16.0 million, of which $15.0 million was expensed during fiscal 2011. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million.  In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The $16.0 million is fully accrued. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs have also filed notice of an appeal. Appellate briefing is underway. The Court of Appeals has not set a date for oral argument.  Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Oxford Mining Company.  In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky.  In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford).  Covol claims that the economically recoverable source coal for the agreement is exhausted and that as a result, the agreement has terminated.  In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement has terminated.  In December 2011, Oxford answered, denying that the agreement was terminated and requesting that the court dismiss Covol’s petition.  Oxford also filed a counterclaim alleging that Covol is in breach of the agreement for failing to provide coal and that Oxford’s present and anticipated

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

damages are estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including attorneys’ fees.  Covol denies the counterclaim. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol’s liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

13.       Summarized Financial Information of Equity Method Investee

Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. Summarized financial information as of September 30, 2011 and December 31, 2011 for one such equity method investee, Blue Flint Ethanol LLC (Blue Flint), follows:

(in thousands)	September 30, 2011	December 31, 2011

Total current assets	$32,352	$45,908
Total noncurrent assets	72,142	69,790
Total current liabilities	9,099	18,113
Total noncurrent liabilities	48,499	49,971

Summarized financial information for Blue Flint for the three months ended December 31, 2010 and 2011 follows:

(in thousands)	2010	2011

Revenues	$35,483	$50,386
Gross profit	2,653	3,891
Net income	1,214	370
Headwaters’ net income attributable to Blue Flint	620	189

Effective January 1, 2012, Headwaters sold its interest in Blue Flint for approximately $18.5 million. Since Headwaters’ initial investment in Blue Flint, equity earnings in excess of $15.0 million have been recorded that increased Headwaters’ carrying value of the investment to an amount that was in excess of the cash proceeds. As a result, a non-cash loss on the sale, which is not included in the table above, of approximately $6.3 million was recorded in the December 2011 quarter in other expense in the statement of operations.

14.  Condensed Consolidating Financial Information

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2011

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$36,122	$—	$14,688	$—	$50,810
Trade receivables, net	90,931				90,931
Inventories	33,247				33,247
Current and deferred income taxes	13,734		12,720	(23,367)	3,087
Assets held for sale	6,777				6,777
Other	6,617		337		6,954
Total current assets	187,428	—	27,745	(23,367)	191,806

Property, plant and equipment, net	164,446	—	263	—	164,709

Other assets:
Intangible assets, net	164,221				164,221
Goodwill	116,671				116,671
Assets held for sale	22,446		2,000		24,446
Investments in subsidiaries and intercompany accounts	321,026	(9,499)	146,971	(458,498)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	89,158		21,670	(110,828)	—
Other	19,263	24,376	22,745		66,384
Total other assets	95,739	14,877	830,432	(569,326)	371,722

Total assets	$447,613	$14,877	$858,440	$(592,693)	$728,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,397	$—	$582	$—	$18,979
Accrued personnel costs	10,677		12,353		23,030
Accrued interest			18,336		18,336
Liabilities held for sale	7,470				7,470
Current and deferred income taxes	21,981	2,588	(1,202)	(23,367)	—
Other accrued liabilities	43,544		1,843		45,387
Current portion of long-term debt			9,014		9,014
Total current liabilities	102,069	2,588	40,926	(23,367)	122,216

Long-term liabilities:
Long-term debt			518,789		518,789
Deferred income taxes	92,752	(27)	22,319	(110,828)	4,216
Unrecognized income tax benefits	7,226		4,467		11,693
Liabilities held for sale	5,507				5,507
Other	3,158		5,922		9,080
Total long-term liabilities	108,643	(27)	551,497	(110,828)	549,285
Total liabilities	210,712	2,561	592,423	(134,195)	671,501

Stockholders’ equity:
Common stock	209,346		61	(209,346)	61
Capital in excess of par value	249,152		637,547	(249,152)	637,547
Retained earnings (accumulated deficit)	(221,597)	12,327	(371,591)		(580,861)
Other		(11)			(11)
Total stockholders’ equity	236,901	12,316	266,017	(458,498)	56,736

Total liabilities and stockholders’ equity	$447,613	$14,877	$858,440	$(592,693)	$728,237

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2011

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$34,111	$—	$7,612	$—	$41,723
Trade receivables, net	60,748				60,748
Inventories	33,390				33,390
Current and deferred income taxes	13,734		12,720	(24,518)	1,936
Assets held for sale	6,307				6,307
Other	9,876		1,157		11,033
Total current assets	158,166	—	21,489	(24,518)	155,137

Property, plant and equipment, net	162,469	—	265	—	162,734

Other assets:
Intangible assets, net	158,801				158,801
Goodwill	116,671				116,671
Assets held for sale	25,547				25,547
Investments in subsidiaries and intercompany accounts	341,569	(9,499)	126,428	(458,498)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	89,158		20,810	(109,968)	—
Other	18,949	18,523	22,093		59,565
Total other assets	113,649	9,024	806,377	(568,466)	360,584

Total assets	$434,284	$9,024	$828,131	$(592,984)	$678,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,654	$—	$373	$—	$13,027
Accrued personnel costs	7,836		9,954		17,790
Accrued interest			9,792		9,792
Liabilities held for sale	10,425				10,425
Current and deferred income taxes	20,405	3,414	792	(24,611)	—
Other accrued liabilities	38,496		1,574	93	40,163
Current portion of long-term debt			9,095		9,095
Total current liabilities	89,816	3,414	31,580	(24,518)	100,292

Long-term liabilities:
Long-term debt			513,610		513,610
Deferred income taxes	92,752		21,459	(109,968)	4,243
Unrecognized income tax benefits	7,340	2	3,764		11,106
Liabilities held for sale	6,761				6,761
Other	2,929		5,656		8,585
Total long-term liabilities	109,782	2	544,489	(109,968)	544,305
Total liabilities	199,598	3,416	576,069	(134,486)	644,597

Stockholders’ equity:
Common stock	209,346		61	(209,346)	61
Capital in excess of par value	249,152		638,406	(249,152)	638,406
Retained earnings (accumulated deficit)	(223,812)	5,608	(386,405)		(604,609)
Total stockholders’ equity	234,686	5,608	252,062	(458,498)	33,858

Total liabilities and stockholders’ equity	$434,284	$9,024	$828,131	$(592,984)	$678,455

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2010

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$69,709	$—	$—	$69,709
Heavy construction materials	63,215			63,215
Energy technology	2,896			2,896
Total revenue	135,820	—	—	135,820

Cost of revenue:
Light building products	53,849			53,849
Heavy construction materials	48,352			48,352
Energy technology	1,790			1,790
Total cost of revenue	103,991	—	—	103,991

Gross profit	31,829	—	—	31,829

Operating expenses:
Amortization	5,547			5,547
Research and development	1,945			1,945
Selling, general and administrative	20,096		4,298	24,394
Restructuring costs			980	980
Total operating expenses	27,588	—	5,278	32,866

Operating income (loss)	4,241		(5,278)	(1,037)

Other income (expense):
Net interest expense	14		(16,909)	(16,895)
Other, net	359	615		974
Total other income (expense), net	373	615	(16,909)	(15,921)

Income (loss) from continuing operations before income taxes	4,614	615	(22,187)	(16,958)

Income tax benefit (provision)	(805)	718	(1,713)	(1,800)

Income (loss) from continuing operations	3,809	1,333	(23,900)	(18,758)

Loss from discontinued operations, net of income taxes	(1,929)			(1,929)

Net income (loss)	$1,880	$1,333	$(23,900)	$(20,687)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$73,334	$—	$—	$73,334
Heavy construction materials	63,138			63,138
Energy technology	955			955
Total revenue	137,427	—	—	137,427

Cost of revenue:
Light building products	55,330			55,330
Heavy construction materials	47,098			47,098
Energy technology	557			557
Total cost of revenue	102,985	—	—	102,985

Gross profit	34,442	—	—	34,442

Operating expenses:
Amortization	5,505			5,505
Research and development	1,854			1,854
Selling, general and administrative	18,169		3,113	21,282
Restructuring costs	1,388			1,388
Total operating expenses	26,916	—	3,113	30,029

Operating income (loss)	7,526		(3,113)	4,413

Other income (expense):
Net interest expense	(19)		(12,437)	(12,456)
Other, net	(270)	(5,892)	2,025	(4,137)
Total other income (expense), net	(289)	(5,892)	(10,412)	(16,593)

Income (loss) from continuing operations before income taxes	7,237	(5,892)	(13,525)	(12,180)

Income tax benefit (provision)	1,016	(827)	(1,289)	(1,100)

Income (loss) from continuing operations	8,253	(6,719)	(14,814)	(13,280)

Loss from discontinued operations, net of income taxes	(10,468)			(10,468)

Net loss	$(2,215)	$(6,719)	$(14,814)	$(23,748)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2010

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$1,880	$1,333	$(23,900)	$(20,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,057		29	15,086
Interest expense related to amortization of debt issue costs and debt discount			3,237	3,237
Stock-based compensation	628		433	1,061
Deferred income taxes	(3)	69	(194)	(128)
Net gain of unconsolidated joint ventures		(615)		(615)
Net gain on disposition of property, plant and equipment	(331)			(331)
Decrease in trade receivables	21,697			21,697
Decrease in inventories	1,007			1,007
Decrease in accounts payable and accrued liabilities	(14,156)		(9,558)	(23,714)
Other changes in operating assets and liabilities, net	(8,186)	(611)	6,957	(1,840)
Net cash provided by (used in) operating activities	17,593	176	(22,996)	(5,227)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,203)			(5,203)
Proceeds from disposition of property, plant and equipment	391			391
Net increase in long-term receivables and deposits	(785)			(785)
Payments for acquisitions	(2,500)			(2,500)
Net change in other assets	232	(176)	91	147
Net cash provided by (used in) investing activities	(7,865)	(176)	91	(7,950)

Cash flows from financing activities:
Payments on long-term debt			(10,044)	(10,044)
Employee stock purchases	178		57	235
Net cash provided by (used in) financing activities	178	—	(9,987)	(9,809)

Net increase (decrease) in cash and cash equivalents	9,906	0	(32,892)	(22,986)

Cash and cash equivalents, beginning of period	21,168	0	69,816	90,984

Cash and cash equivalents, end of period	$31,074	$0	$36,924	$67,998

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net loss	$(2,215)	$(6,719)	$(14,814)	$(23,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,167		15	13,182
Non-cash restructuring costs	646			646
Interest expense related to amortization of debt issue costs and debt discount			3,049	3,049
Stock-based compensation	263		361	624
Net loss of unconsolidated joint ventures		6,069		6,069
Net gain on disposition of property, plant and equipment	(123)			(123)
Gain on convertible debt repayment			(2,025)	(2,025)
Decrease in trade receivables	30,606			30,606
Increase in inventories	(283)			(283)
Decrease in accounts payable and accrued liabilities	(10,551)		(11,421)	(21,972)
Other changes in operating assets and liabilities, net	(25,012)	650	21,201	(3,161)
Net cash provided by (used in) operating activities	6,498	—	(3,634)	2,864

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,601)		(18)	(6,619)
Proceeds from disposition of property, plant and equipment	136			136
Net decrease (increase) in long-term receivables and deposits	(2,108)		1,976	(132)
Net change in other assets	(106)		11	(95)
Net cash provided by (used in) investing activities	(8,679)	—	1,969	(6,710)

Cash flows from financing activities:
Payments on long-term debt			(5,476)	(5,476)
Employee stock purchases	170		65	235
Net cash provided by (used in) financing activities	170	—	(5,411)	(5,241)

Net decrease in cash and cash equivalents	(2,011)	0	(7,076))	(9,087)

Cash and cash equivalents, beginning of period	36,122	0	14,688	50,810

Cash and cash equivalents, end of period	$34,111	$0	$7,612	$41,723

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2010 refer to our quarter ended December 31, 2010 and references to 2011 refer to our quarter ended December 31, 2011. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as an admixture in concrete, along with a smaller amount from services provided to utilities relating to the disposal of CCPs. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment have consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and the coal cleaning business is now being presented as a discontinued operation. Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales.

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

There has been a severe decline in new housing starts and in home sales generally, which began in 2007 and which has continued through 2011. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During calendar 2011, the homebuilding industry continued to experience soft demand for new homes and an oversupply of new and existing homes available for sale. In addition to new construction, our light building products business also relies on the home improvement and remodeling markets. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and reduced remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of those impairment charges affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in fiscal 2010 and 2011 and it is not possible to know when improved market conditions and a housing recovery will become sustainable and we can provide no assurances that the light building products market will improve in the near future.

While mortgage and home equity loan interest rates have decreased, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. Continued tightness of mortgage lending or mortgage financing requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales. There could be a number of follow-on effects from the credit crisis on our business, including the inability of prospective homebuyers or remodelers to obtain credit for financing the purchase of our building products. These and other similar factors could continue to cause decisions to delay or forego new home construction or improvement projects, cause our customers to delay or decide not to purchase our building products, or lead to a decline in customer transactions and our financial performance.

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

Energy Technology Segment.  We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In fiscal 2011, we assessed the strategic fit of our various operations and decided to divest of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we currently expect to sell the business to one or more buyers before the end of 2012.

During fiscal 2010 and 2011, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded coal cleaning asset impairments in fiscal 2010 and 2011, including an impairment charge in fiscal 2011 to reduce the carrying value of the assets to fair value less estimated selling costs. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized to calculate the impairment charges; however, materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

Currently, continuing revenues for the energy technology segment are expected to consist primarily of catalyst sales. In fiscal 2011, we announced the decision by a refinery to commercially implement our HCAT® technology following a lengthy evaluation of the technology and we currently expect to have additional HCAT® customers in future years. We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. Through December 31, 2011, we participated in a joint venture that operates an ethanol plant located in North Dakota. We sold our interest in that joint venture effective January 1, 2012. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea, but we sold our interest in that joint venture in fiscal 2010.

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

In fiscal 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently undrawn. During fiscal 2010 and 2011, we repaid most of our 16%

convertible senior subordinated notes and a large portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In March 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in fiscal 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019. We now have no debt maturities prior to 2014, unless the holders of the remaining 16% convertible senior subordinated notes exercise their put option on June 1, 2012. During fiscal 2012, we have continued to repurchase our convertible senior subordinated notes.

Capital expenditures in fiscal 2010 and 2011 were significantly lower than in prior years and this trend continues in fiscal 2012. This has allowed us to focus on liquidity and the early repayment of debt and has enabled us to continue implementing our overall operational strategy. We currently have approximately $41.7 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

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

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The information set forth below compares our operating results for the three months ended December 31, 2011 (2011) with operating results for the three months ended December 31, 2010 (2010). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2011 was $137.4 million, up 1% from $135.8 million for 2010. Gross profit increased 8%, from $31.8 million in 2010 to $34.4 million in 2011. Our 2011 operating income was $4.4 million compared to an operating loss of $(1.0) million in 2010, and the loss from continuing operations decreased to $(13.3) million, or $(0.22) per diluted share, from $(18.8) million, or $(0.31) per diluted share, in 2010. Our net loss including discontinued operations increased from $(20.7) million, or a diluted loss per share of $(0.34), in 2010, to a net loss of $(23.7) million, or $(0.39) per diluted share, in 2011.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2011 were $73.3 million with a corresponding gross profit of $18.0 million. Sales of light building products in 2010 were $69.7 million with a corresponding gross profit of $15.9 million. We experienced growth in sales in all major product lines in 2011, particularly in our siding and architectural stone product groups. During the second half of fiscal 2011, we implemented a major restructuring initiative, which positively impacted the gross margin.

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

New housing starts according to the National Association of Home Builders were 0.6 million units in both calendar 2010 and 2011. Through December 2011, the seasonally adjusted annual number of new housing starts was 0.7 million units. These numbers compare to 10- and 50-year averages of 1.3 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to a subsequent low of $110.8 billion in the first quarter of calendar 2011, then rose to $113.8 billion in the third quarter of calendar 2011, the latest quarter for which actual data is available. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $113.6 billion in the third quarter of calendar 2012.

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

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2011 were $63.1 million with a corresponding gross profit of $16.0 million. Heavy construction materials revenues for 2010 were $63.2 million with a corresponding gross profit of $14.9 million. Product revenues improved by 6% in 2011 compared to 2010, reflecting an increase in tons sold, primarily in our Central and Western regions. However, service revenue declined primarily because of the delayed start-up of one facility and the 2011 bankruptcy of another service customer. The improvement in gross margin was primarily the result of improved product sales and our continuous improvement efforts which have resulted in lower costs.

It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as a replacement for portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.5% from September 2010 to September 2011. In November 2011, the Portland Cement Association’s cement consumption forecast reflected a 1.1% increase for calendar 2011, a 0.5% increase for calendar 2012, followed by an increase of 7.4 % for calendar 2013.

In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as “special wastes” subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule to certain encapsulated uses. Both rule options are controversial.

Supporters of Senate Bill 1751 are seeking additional co-sponsors to broaden bipartisan support in the Senate. A comparable bill has already passed the U.S. House of Representatives with broad stakeholder support for its approach to managing the disposal of fly ash. In January 2012, Earthjustice and other environmental interest groups filed a notice of intent to sue the U.S. Environmental Protection Agency, seeking to force a deadline on the EPA for the promulgation of a final regulation. Many stakeholders, except environmental interest groups, support coal ash disposal regulation without a “hazardous waste” designation. Headwaters favors the elimination of any RCRA Subtitle C option as soon as possible, and has encouraged the EPA to act appropriately. The EPA is conducting a risk evaluation of encapsulated beneficial use of coal ash that should be concluded in late spring of this year. We anticipate that the EPA will confirm its long standing support of the environmental benefits associated with the use of fly ash as an admixture in concrete.

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

Energy Technology Segment.  Energy technology segment revenues for 2011 were $1.0 million with a corresponding gross profit of $0.4 million. Revenues for 2010 were $2.9 million with a corresponding gross profit of $1.1 million. Following the decision to sell the coal cleaning business and the sale of our interest in the Blue Flint ethanol plant, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. There were no catalyst sales in 2011 because our primary customer was completing a turnaround at its refinery during the quarter and had inventory on hand to meet its reduced needs. We have shipped product for the March 2012 quarter and will record revenues accordingly.

Operating Expenses, including Restructuring Costs.  Amortization and research and development expenses were materially consistent from 2010 to 2011. Selling, general and administrative expenses decreased approximately $3.1 million, to $21.3 million in 2011 from $24.4 million in 2010. The decrease in 2011 was primarily attributable to lower personnel-related costs. In both periods, we recorded some restructuring costs as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as reflected in Note 11 to the consolidated financial statements. Additional restructuring costs related to the actions taken in fiscal 2011 are currently estimated to total approximately $2.2 million during fiscal 2012, of which $1.4 million was incurred through December 31, 2011. The restructuring effort was initiated primarily due to the ongoing depressed new housing and residential remodeling markets and is currently expected to be completed in 2012.

Other Income and Expense.  For 2011, we reported net other expense of $16.6 million, compared to net other expense of $15.9 million for 2010. The increase in net other expense of $0.7 million was comprised of a decrease in net interest expense of approximately $4.4 million and an increase in net other expense of approximately $5.1 million.

Net interest expense decreased from $16.9 million in 2010 to $12.5 million in 2011 due primarily to the lower-rate senior debt outstanding in 2011 as compared to the higher-rate senior debt outstanding for most of 2010, plus approximately $1.7 million of early debt repayment premiums on the 16% convertible notes repaid in 2010, all as described in Note 6 to the consolidated financial statements. Based on current balances of outstanding long-term debt and depending on how much long-term debt is early retired during the year, interest expense in 2012 is currently expected to total between $45.0 million and $50.0 million.

The increase in net other expense of $5.1 million was primarily the result of a $6.2 million loss related to our equity interest in the Blue Flint joint venture in 2011 which was sold effective January 1, 2012, compared to a $0.6 million gain in 2010, along with a gain of $2.0 million from the early repayment of convertible debt in 2011.

Income Tax Provision.  Reference is made to Note 8 to the consolidated financial statements for a detailed description of the negative estimated effective income tax rates used to record income tax expense in 2010 and 2011, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  Coal sales of $5.3 million in 2011 were lower than sales of $18.3 million in 2010 due to a decrease in tons sold at several facilities, plus the curtailment of operations pending the sale of the coal cleaning assets. In 2010, the coal cleaning operations produced a small gross profit, but due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue related to the coal cleaning business significantly exceeded revenues in 2011. We currently expect to sell the coal cleaning business to one or more buyers before the end of 2012. It is currently expected that some losses will be incurred in operating the coal cleaning facilities until such time as they are sold; however, it is not currently possible to know when the facilities will be sold, or what the losses might be until that time. As a result of the sales effort, we have significantly curtailed operations to reduce operating expenses, and expect a material reduction in operating losses during the March 2012 quarter.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities, such as polypropylene and poly-vinyl chloride in the light building products segment. During fiscal 2011, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the three months ended December 31, 2011 (2011) was $2.9 million, compared to net cash used in operating activities of $(5.2) million during the three months ended December 31, 2010 (2010). The net loss in 2011 exceeded the net loss in 2010 primarily due to a larger loss from discontinued operations and a $6.1 million non-cash loss related to our equity interest in the Blue Flint joint venture in 2011, compared to a $0.6 million gain in 2010.

In both periods, our primary investing activity consisted of the purchase of property, plant and equipment. Also in both periods, our primary financing activity consisted of repayments of our long-term convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  Total expenditures for property, plant and equipment in 2011 were $6.6 million, an increase of $1.4 million over 2010. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total 2012 capital expenditures are currently expected to be near the fiscal 2011 level or approximately $27.0 million.

Capital expenditures are limited by the terms of our ABL Revolver to $60.0 million in 2012. As of December 31, 2011, we were committed to spend approximately $0.5 million on capital projects that were in various stages of completion. In 2010, we acquired certain assets and assumed certain liabilities of two privately-held companies in the light building products industry for total consideration of approximately $2.5 million.

As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, and we currently expect to sell the business to one or more buyers before the end of 2012. At the current time, it is not possible to accurately predict the amount of cash we will realize upon sale of the coal cleaning business nor the amount of cash we will expend operating the facilities until such time as they are sold.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of covenant restrictions under our former senior secured notes, but also due to cash flow considerations and recent events affecting the debt and equity markets, we made only one small acquisition in fiscal 2010 and two small acquistions in fiscal 2011. We have also invested in joint ventures which are accounted for using the equity method of accounting, one of which was sold in fiscal 2010 and one of which was sold effective January 1, 2012. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

Financing Activities.  In 2010, we repurchased and canceled approximately $10.0 million in aggregate principal amount of our 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. We may redeem at par any portion of the 16% notes on or after June 4, 2012. In addition, the holders of the notes have the right to require us to repurchase at par all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock occurs, including termination of trading. These notes have been classified as current in the accompanying consolidated balance sheets.

In 2011, we repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% convertible notes for cash consideration of approximately $5.5 million, recognizing a $2.0 million gain. Subsequent to December 31, 2011, we repurchased and canceled approximately $7.7 million in aggregate principal amount of the 14.75% convertible notes. Terms of repayment included a premium of approximately $1.0 million. We currently plan to continue our program of convertible debt repayment, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of December 31, 2011. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of December 31, 2011, availability under the ABL Revolver was approximately $37.2 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of December 31, 2011, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.5. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements for a more detailed description of the terms of our long-term debt.

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

Working Capital.  As of December 31, 2011, our working capital was $54.8 million (including $41.7 million of cash and cash equivalents) compared to $69.6 million as of September 30, 2011. The decrease in working capital resulted primarily from cash used for capital expenditures and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in 2012 and in future years. We currently believe working capital will be sufficient for our operating needs in 2012, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during 2012.

Income Taxes.  Cash outlays for income taxes in both periods were less than $1.0 million and consisted primarily of estimated state income taxes. We have utilized our fiscal 2009 and prior year federal NOLs by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for fiscal 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In fiscal 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets, a situation that is also expected to continue throughout 2012. As of December 31, 2011, our NOL and capital loss carryforwards total approximately $63.7 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.5 million of tax credit carryforwards as of December 31, 2011, which expire from 2014 to 2032. We do not currently expect cash outlays for income taxes in 2012 to be significant.

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

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are put to us. Reference is made to Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price. Through December 31, 2011, we were also exposed to market risks related to the activities of one of our joint ventures, the Blue Flint joint venture, which has derivatives in place related to variable interest rates and commodities. As described in Note 13 to the consolidated financial statements, we sold our interest in that joint venture effective January 1, 2012. Future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 6 to the consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes.

As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. In 2011, we recorded approximately $0.2 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price from September 30, 2011 to December 31, 2011. All future changes in our stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended December 31, 2011 of $2.40 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for the final vest date, all of which have been accrued as of December 31, 2011, would be approximately $0.8 million. A 10% change in the 60-day average stock price as of September 30, 2012 from the December 31, 2011 average of $2.40 would result in an increase or decrease of approximately $0.1 million in the September 30, 2012 payout liability.

In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs will vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2011, $0 has been accrued for these awards because the stock price at September 30, 2011was below the grant-date stock price of $3.81.  Future changes in our stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

During the quarter ended December 31, 2011, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs will not vest until and unless the average 60-day average stock price exceeds approximately 135% of the stock price on the date of grant (or $2.50), which threshold must occur prior to September 30, 2014. Because we believe it is probable that the threshold stock price will be met, approximately $0.1 million has been accrued for these awards as of December 31, 2011. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock price, a change in the stock price of $1.00 would result in an increase or decrease of approximately $1.4 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2011, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2011 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Legal Matters” in Note 12 to the consolidated financial statements for a description of current legal proceedings.

ITEM 1A.	RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Our coal cleaning operations are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

The following exhibits are included herein:

4.9.4

Fourth Amendment to Loan and Security Agreement and Third Amendment to Guaranty and Security Agreement, dated as of December 29, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein *

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer *
95	Mine Safety Disclosure *
99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 5 November 2011 *
101.INS	XBRL Instance document **
101.SCH	XBRL Taxonomy extension schema **
101.CAL	XBRL Taxonomy extension calculation linkbase **
101.DEF	XBRL Taxonomy extension definition linkbase **
100.LAB	XBRL Taxonomy extension label linkbase **
101.PRE	XBRL Taxonomy extension presentation linkbase **

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 2, 2012	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2012	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)