Form 10-Q
period 2012-03-31
HEADWATERS INC
filed 2012-05-01
CIK 1003344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of April 25, 2012 was 61,085,161.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2011	2012

ASSETS

Current assets:
Cash and cash equivalents	$50,810	$38,080
Trade receivables, net	90,931	69,089
Inventories	33,247	35,328
Current and deferred income taxes	3,087	2,035
Assets held for sale	6,777	4,776
Other	6,954	13,880
Total current assets	191,806	163,188

Property, plant and equipment, net	164,709	159,187

Other assets:
Intangible assets, net	164,221	153,758
Goodwill	116,671	116,671
Assets held for sale	24,446	25,366
Other	66,384	41,753
Total other assets	371,722	337,548

Total assets	$728,237	$659,923
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,979	$14,531
Accrued personnel costs	23,030	22,835
Accrued interest	18,336	16,307
Current income taxes	0	2,878
Liabilities held for sale	7,470	8,062
Other accrued liabilities	45,387	37,157
Current portion of long-term debt	9,014	9,178
Total current liabilities	122,216	110,948

Long-term liabilities:
Long-term debt	518,789	502,787
Deferred income taxes	4,216	4,370
Unrecognized income tax benefits	11,693	10,858
Liabilities held for sale	5,507	7,587
Other	9,080	9,655
Total long-term liabilities	549,285	535,257
Total liabilities	671,501	646,205

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 60,947 shares at September 30, 2011 and 61,085 shares at March 31, 2012	61	61
Capital in excess of par value	637,547	638,824
Retained earnings (accumulated deficit)	(580,861)	(625,167)
Other	(11)	0
Total stockholders’ equity	56,736	13,718

Total liabilities and stockholders’ equity	$728,237	$659,923

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2011	2012	2011	2012

Revenue:
Light building products	$62,677	$74,311	$132,386	$147,645
Heavy construction materials	45,096	51,239	108,311	114,377
Energy technology	5,431	4,082	8,327	5,037
Total revenue	113,204	129,632	249,024	267,059

Cost of revenue:
Light building products	51,935	54,613	105,784	109,943
Heavy construction materials	37,509	41,380	85,861	88,478
Energy technology	2,683	2,074	4,473	2,631
Total cost of revenue	92,127	98,067	196,118	201,052

Gross profit	21,077	31,565	52,906	66,007

Operating expenses:
Amortization	5,606	5,298	11,153	10,803
Research and development	1,645	1,616	3,590	3,470
Selling, general and administrative	40,912	25,692	65,306	46,974
Restructuring costs	4,819	757	5,799	2,145
Total operating expenses	52,982	33,363	85,848	63,392

Operating income (loss)	(31,905)	(1,798)	(32,942)	2,615

Other income (expense):
Net interest expense	(82,595)	(13,527)	(99,490)	(25,983)
Other, net	1,848	(173)	2,822	(4,310)
Total other income (expense), net	(80,747)	(13,700)	(96,668)	(30,293)

Loss from continuing operations before income taxes	(112,652)	(15,498)	(129,610)	(27,678)

Income tax provision	(1,220)	(2,730)	(3,020)	(3,830)

Loss from continuing operations	(113,872)	(18,228)	(132,630)	(31,508)

Loss from discontinued operations, net of income taxes	(42,282)	(2,330)	(44,211)	(12,798)

Net loss	$(156,154)	$(20,558)	$(176,841)	$(44,306)

Basic and diluted earnings (loss) per share:
From continuing operations	$(1.88)	$(0.30)	$(2.20)	$(0.52)
From discontinued operations	(0.70)	(0.04)	(0.73)	(0.21)
	$(2.58)	$(0.34)	$(2.93)	$(0.73)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2012

	Common stock		Capital in excess	Retained earnings (accumulated		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity

Balances as of September 30, 2011	60,947	$61	$637,547	$(580,861)	$(11)	$56,736

Issuance of common stock pursuant to employee stock purchase plan	152	0	354			354

Restricted stock cancellations	(14)	0				0

Stock-based compensation			923			923

Other					11	11

Net loss for the six months ended March 31, 2012				(44,306)		(44,306)

Balances as of March 31, 2012	61,085	$61	$638,824	$(625,167)	$0	$13,718

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2011	2012

Cash flows from operating activities:
Net loss	$(176,841)	$(44,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,215	26,196
Asset impairments and non-cash restructuring costs	40,190	971
Interest expense related to amortization of debt issue costs and debt discount	14,496	5,863
Stock-based compensation	2,037	923
Deferred income taxes	393	27
Net loss (gain) of unconsolidated joint ventures	(2,452)	6,069
Net gain on disposition of property, plant and equipment	(309)	(429)
Gain on convertible debt repayment	0	(2,025)
Decrease in trade receivables	24,394	23,245
Increase in inventories	(2,593)	(717)
Decrease in accounts payable and accrued liabilities	(12,564)	(15,043)
Other changes in operating assets and liabilities, net	1,085	7,270
Net cash provided by (used in) operating activities	(80,949)	8,044

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(14,643)	(11,832)
Proceeds from disposition of property, plant and equipment	413	1,093
Proceeds from sale of interests in joint ventures	0	8,636
Net decrease (increase) in long-term receivables and deposits	526	(501)
Net change in other assets	(751)	(1,013)
Net cash used in investing activities	(14,455)	(3,617)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	392,750	0
Payments on long-term debt	(338,044)	(17,441)
Employee stock purchases	403	284
Net cash provided by (used in) financing activities	55,109	(17,157)

Net decrease in cash and cash equivalents	(40,295)	(12,730)

Cash and cash equivalents, beginning of period	90,984	50,810

Cash and cash equivalents, end of period	$50,689	$38,080

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2011 refer to Headwaters’ fiscal quarter and / or six months ended March 31, 2011 and references to 2012 refer to Headwaters’ fiscal quarter and / or six months ended March 31, 2012. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the six months ended March 31, 2011, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. For the six months ended March 31, 2012, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2011 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

2.              Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Revenues for the energy technology segment have consisted primarily of coal sales; however, as described in Note 3, in September 2011 Headwaters committed to a plan to sell its coal cleaning facilities and the related coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

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

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, coal cleaning facility expenditures comprise substantially all of the reported energy technology segment capital expenditures, and assets as of March 31, 2012 include the coal cleaning assets held for sale.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

	Three Months Ended March 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$62,677	$45,096	$5,431	$0	$113,204

Depreciation and amortization	$(9,823)	$(3,463)	$(581)	$(27)	$(13,894)

Operating income (loss)	$(12,989)	$301	$(14,719)	$(4,498)	$(31,905)
Net interest expense					(82,595)
Other income (expense), net					1,848
Income tax provision					(1,220)
Loss from continuing operations					(113,872)
Loss from discontinued operations, net of income taxes					(42,282)
Net loss					$(156,154)

Capital expenditures, including $1,732 in the energy technology segment related to discontinued operations	$4,365	$829	$1,746	$0	$6,940

Segment assets	$303,077	$301,166	$102,746	$59,826	$766,815

	Three Months Ended March 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$74,311	$51,239	$4,082	$0	$129,632

Depreciation and amortization	$(8,908)	$(3,493)	$(572)	$(41)	$(13,014)

Operating income (loss)	$2,108	$2,870	$(706)	$(6,070)	$(1,798)
Net interest expense					(13,527)
Other income (expense), net					(173)
Income tax provision					(2,730)
Loss from continuing operations					(18,228)
Loss from discontinued operations, net of income taxes					(2,330)
Net loss					$(20,558)

Capital expenditures, including $0 in the energy technology segment related to discontinued operations	$4,272	$640	$112	$189	$5,213

Segment assets, including $30,143 in the energy technology segment related to discontinued operations	$273,122	$295,323	$46,868	$44,610	$659,923

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

	Six Months Ended March 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$132,386	$108,311	$8,327	$0	$249,024

Depreciation and amortization	$(18,363)	$(6,904)	$(1,141)	$(56)	$(26,464)

Operating income (loss)	$(15,237)	$8,131	$(16,060)	$(9,776)	$(32,942)
Net interest expense					(99,490)
Other income (expense), net					2,822
Income tax provision					(3,020)
Loss from continuing operations					(132,630)
Loss from discontinued operations, net of income taxes					(44,211)
Net loss					$(176,841)

Capital expenditures and payments for acquisitions, including $2,987 in the energy technology segment related to discontinued operations	$10,475	$1,127	$3,041	$0	$14,643

	Six Months Ended March 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$147,645	$114,377	$5,037	$0	$267,059

Depreciation and amortization	$(17,972)	$(7,024)	$(1,144)	$(56)	$(26,196)

Operating income (loss)	$2,881	$11,624	$(2,707)	$(9,183)	$2,615
Net interest expense					(25,983)
Other income (expense), net					(4,310)
Income tax provision					(3,830)
Loss from continuing operations					(31,508)
Loss from discontinued operations, net of income taxes					(12,798)
Net loss					$(44,306)

Capital expenditures, including $1,116 in the energy technology segment related to discontinued operations	$8,873	$1,424	$1,328	$207	$11,832

3.              Discontinued Operations

Headwaters assessed the strategic fit of its various operations and is pursuing divestiture of certain businesses in the energy technology segment which do not align with its long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which is part of the energy technology segment. Headwaters currently expects to sell the business to one or more buyers before the end of fiscal 2012.

In September 2011, the coal cleaning business met all the criteria for classification as held for sale and presentation as a discontinued operation and accordingly, the assets and liabilities associated with this business have been reflected as held for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. Certain summarized information for the discontinued coal cleaning business is presented in the following table.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2011	2012	2011	2012
Revenue	$12,094	$4,507	$30,360	$9,798

Loss from discontinued operations before income taxes	$(41,762)	$(2,330)	$(43,931)	$(12,798)
Income tax expense	(520)	0	(280)	0
Loss from discontinued operations, net of income taxes	$(42,282)	$(2,330)	$(44,211)	$(12,798)

During the March 2011 quarter, Headwaters recorded an impairment of the coal cleaning assets totaling $37.0 million. Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $16.1 million and $17.0 million of property, plant and equipment and approximately $8.3 million and $8.4 million of other assets, as of September 30, 2011 and March 31, 2012, respectively, all of which are recorded at the lower of historical carrying amount or fair value. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the assets are sold. Liabilities held for sale consist primarily of accrued liabilities.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2011	March 31, 2012

Raw materials	$9,370	$7,850
Finished goods	23,877	27,478
	$33,247	$35,328

5.              Intangible Assets

All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2011		March 31, 2012
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years	$117,690	$58,643	$106,400	$50,719
Customer relationships	5 - 15 years	77,914	38,454	72,464	35,786
Trade names	5 - 20 years	67,890	23,608	67,890	25,357
Patents and patented technologies	2 - 19 years	54,736	36,296	55,077	38,966
Other	2 - 17 years	4,985	1,993	3,760	1,005
		$323,215	$158,994	$305,591	$151,833

The decreases during 2012 in gross carrying amount and accumulated amortization are attributable to fully amortized assets that have been removed from the respective accounts.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Total amortization expense related to intangible assets was approximately $5.6 million and $5.3 million for the quarters ended March 31, 2011 and 2012, respectively. Total amortization expense was approximately $11.2 million and $10.8 million for the six months ended March 31, 2011 and 2012, respectively. Total estimated annual amortization expense for fiscal years 2012 through 2017 is shown in the following table.

Year ending September 30:	(in thousands)

2012	$20,676
2013	19,745
2014	19,202
2015	15,056
2016	14,799
2017	13,921

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $543.1 million as of September 30, 2011 and $522.6 million as of March 31, 2012. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2011	March 31, 2012

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
16%, due 2016 with put date of June 2012 (face amount $9,233), net of discount	9,014	9,178
2.50%, due 2014 (face amount $120,900 at September 30, 2011 and $113,400 at March 31, 2012), net of discount	106,688	102,787
14.75% (face amount $12,965), net of discount	12,101	0
Total convertible senior subordinated notes, net of applicable discounts	127,803	111,965

	527,803	511,965

Less current portion	(9,014)	(9,178)
Carrying amount of long-term debt, net of discounts	$518,789	$502,787

7-5/8% Senior Secured Notes — In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the former 11-3/8% senior secured notes and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 11-3/8% notes were issued at a discount which was being amortized to interest expense over the original term of the debt. Upon early repayment in March 2011, the remaining unamortized balances of approximately $2.2 million of debt discount and $6.6 million of debt issue costs were written off and charged to interest expense, as was $1.1 million of banking fees related to the tender offer.

The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2012.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the terms of the ABL Revolver and has no borrowings outstanding as of March 31, 2012. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. During the 2011 fiscal year, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond in connection with the filing of an appeal in the Boynton matter described in Note 12. As of March 31, 2012, availability under the ABL Revolver was approximately $43.5 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2012, the interest rate on those borrowings would have been approximately 3.2%. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, but no later than October 2014, at which time any amounts borrowed must be repaid.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage (15%), Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2012.

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

In the December 2011 quarter, Headwaters repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. In the March 2012 quarter, Headwaters repurchased and canceled nearly all of the remaining outstanding balance of the 14.75% notes. Terms of repayment included premiums of approximately $1.6 million. Accelerated debt discount and debt issue costs aggregating approximately $0.7 million were charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Interest and Debt Maturities — During the March 2011 and 2012 quarters, Headwaters incurred total interest costs of approximately $82.7 million and $13.5 million, respectively, including approximately $11.2 million and $2.8 million, respectively, of non-cash interest expense. During the six months ended March 31, 2011 and 2012, Headwaters incurred total interest costs of approximately $99.6 million and $26.1 million, respectively, including approximately $14.5 million and $5.9 million, respectively, of non-cash interest expense and approximately $0 and $0.1 million, respectively, of interest costs that were capitalized. Interest expense for both the March 2011 quarter and the six months ended March 31, 2011 includes approximately $59.0 million of early repayment premium related to the retirement of the 11-3/8% senior secured notes in March 2011.

Interest income was approximately $0.1 million and $0 in the March 2011 and 2012 quarters, respectively, and $0.1 million for both the six months ended March 31, 2011 and 2012. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 6.8% at September 30, 2011 and 6.7% at March 31, 2012.

There are currently no maturities of debt prior to 2014, unless the holders of the 16% convertible senior subordinated notes exercise their put option in June 2012, or thereafter Headwaters calls the notes for redemption.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2011 and March 31, 2012 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2011 would have been approximately $427.0 million, compared to a carrying value of $527.8 million, and the aggregate fair value as of March 31, 2012 would have been approximately $505.0 million, compared to a carrying value of $512.0 million.

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

8.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2012, exclusive of discrete items, is currently estimated to be approximately negative (16)%, which estimated rate was used to calculate income taxes for the March 2012 quarter and six-month period. Headwaters has also recognized approximately $0.6 million of net income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2012 fiscal year. A majority of the benefit recognized for discrete items represented adjustments related to unrecognized income tax benefits. For the six months ended March 31, 2011, Headwaters used an estimated effective income tax rate of negative (2)%, excluding approximately $0.9 million of income tax expense for discrete items.

Headwaters utilized its fiscal 2009 and prior year federal net operating losses (NOLs) by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for fiscal 2010 were offset by Headwaters’ existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In fiscal 2011, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets, a situation that is also expected to continue throughout fiscal 2012. Accordingly, Headwaters does not expect to recognize any benefit for pre-tax losses and tax credits in fiscal 2012. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

meet the “more likely than not” threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2012 of negative (16)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of March 31, 2012, Headwaters’ NOL and capital loss carryforwards total approximately $70.2 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.7 million of tax credit carryforwards as of March 31, 2012, which expire from 2014 to 2032.

The estimated effective tax rate for fiscal 2011 of negative (2)%, which was used to calculate income taxes for the 2011 periods, exclusive of discrete items, resulted from the same factors as the expected negative tax rate for 2012. The discrete items recorded during 2011 consisted primarily of changes in the valuation allowance and uncertain tax positions.

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

9.              Equity Securities and Stock-Based Compensation

Shelf Registration — Headwaters filed a universal shelf registration statement with the SEC, which was declared effective in February 2012, under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

2010 Incentive Compensation Plan — During the March 2012 quarter, Headwaters’ stockholders approved a 2,700,000 increase in the number of shares of common stock available for issuance under the 2010 Incentive Compensation Plan (2010 ICP), from 2,500,000 shares to 5,200,000 shares.

Stock-Based Compensation — Stock-based compensation expense was approximately $1.0 million and $0.3 million for the March 2011 and 2012 quarters, respectively, and $2.0 million and $0.9 million for the six months ended March 31, 2011 and 2012, respectively. As of March 31, 2012, there was approximately $1.6 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2011	2012	2011	2012

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations	$(113,872)	$(18,228)	$(132,630)	$(31,508)

Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(42,282)	(2,330)	(44,211)	(12,798)

Numerator for basic and diluted earnings per share — net loss	$(156,154)	$(20,558)	$(176,841)	$(44,306)

Denominator:
Denominator for basic and diluted earnings per share — weighted- average shares outstanding	60,423	60,881	60,375	60,841

Basic and diluted loss per share from continuing operations	$(1.88)	$(0.30)	$(2.20)	$(0.52)

Basic and diluted loss per share from discontinued operations	(0.70)	(0.04)	(0.73)	(0.21)

Basic and diluted loss per share	$(2.58)	$(0.34)	$(2.93)	$(0.73)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,352	3,969	2,773	4,027
Stock options	1,789	1,398	1,791	1,451
Restricted stock	0	0	105	83

11.       Restructuring Costs

Headwaters recorded restructuring costs in the 2011 fiscal year and in 2012 as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges represent costs for workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs. The restructuring was initiated in fiscal 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort has been completed and no additional restructuring costs related to the 2011 actions are expected to be incurred.

(in thousands)	Expenses incurred in fiscal 2011	Expenses incurred in fiscal 2012	Total expenses incurred
Workforce reductions and related severance expenses	$4,124	$519	$4,643
Facility closures and consolidations	7,213	838	8,051
Asset impairments and write-downs	6,593	788	7,381

Total restructuring costs	$17,930	$2,145	$20,075

Most of the expenses related to workforce reductions and related severance and approximately half of the expenses related to facility closures and consolidations have resulted or will result in cash outlays. None of the asset impairments and write-downs resulted in cash outlays.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table shows the activity in the restructuring cost liability accrual through March 31, 2012. Most of the remaining balance as of March 31, 2012 is currently expected to be paid before September 30, 2012.

(in thousands)
Balance as of September 30, 2010	$0
Costs incurred	7,370
Costs paid	(2,932)

Balance as of September 30, 2011	$4,438
Costs incurred	1,357
Costs paid	(3,444)

Balance as of March 31, 2012	$2,351

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2012, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. In 2009, the Compensation Committee (Committee) approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional free cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. For these awards, free cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as free cash flow accumulates over time.

In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period limit to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through March 31, 2012, the remaining business units had generated approximately $256.5 million of free cash flow and incurred approximately $2.7 million of expense for these awards, including approximately $2.0 million which was accrued and unpaid as of March 31, 2012. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $27.4 million; however, due to the shortened five-year term of the performance period, the ultimate payout will be significantly less than the maximum payout.

Also in 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The actual free cash flow generated during the performance period exceeded the maximum level, and the awards provided for 50% vesting as of September 30, 2011, with the remaining 50% to be vested as of September 30, 2012, provided the participant is still employed by Headwaters on that vesting date. Prior to settlement in cash, the awards are further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

During the six months ended March 31, 2012, Headwaters recorded approximately $0.5 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price between September 30, 2011 and March 31, 2012. All future changes in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended March 31, 2012 of $3.41 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for the final vest date, all of which have been accrued as of March 31, 2012, would be approximately $1.2 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

In fiscal 2011, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for 2010. Because the actual consolidated free cash flow generated during fiscal 2011 was below the threshold, these awards did not vest and no liability was recorded. During the December 2011 quarter, the Committee approved grants to participants in the corporate business unit related to consolidated free cash flow generated during fiscal 2012, again with terms similar to those described above for 2010. As of March 31, 2012, approximately $2.0 million has been recorded for the 2012 grants.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2012, $0.1 million has been accrued for these awards because the stock price at March 31, 2012 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter.

During the December 2011 quarter, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which threshold must occur prior to September 30, 2014. The 60-day average stock price exceeded the required threshold during the March 2012 quarter and approximately $0.6 million has been accrued for these awards as of March 31, 2012. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statements of operations each quarter.

Directors’ Deferred Compensation Plan (DDCP).  In January 2012, the Board of Directors approved a new deferred compensation plan for non-employee directors of Headwaters. The DDCP is a nonqualified plan that allows Headwaters and eligible directors to make tax-deferred contributions of certain cash compensation. Expenses incurred under the DDCP during the March 2012 quarter were approximately $0.2 million.

Property, Plant and Equipment — As of March 31, 2012, Headwaters was committed to spend approximately $0.6 million on capital projects that were in various stages of completion.

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

During the six months ended March 31, 2011 and 2012, Headwaters incurred approximately $15.8 million and $1.2 million, respectively, of expense for legal matters. Until fiscal 2011, costs paid to outside legal counsel for litigation have historically comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total liability as of March 31, 2012 of $16.0 million, of which $15.0 million was incurred during the March 2011 quarter. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million.  In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The $16.0 million is fully accrued. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. Appellate briefing is substantially complete except for a question of jurisdiction raised by the Court of Appeals. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. VFL and Headwaters have not yet been served with either complaint. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. The

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

amount of the claims against HRI exceeds the amount of insurance. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Neil Wallace.  The plaintiff, Neil Wallace, filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Plaintiff claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Plaintiff claims damages of $10.0 million. VFL and HRI have not yet been served with the complaint. HRI expects that its insurers will defend and indemnify HRI and VFL. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Oxford Mining Company.  In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky.  In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford).  Covol claims that the economically recoverable source coal for the agreement is exhausted and that as a result, the agreement has terminated.  In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement has terminated.  In December 2011, Oxford answered, denying that the agreement was terminated and requesting that the court dismiss Covol’s petition.  Oxford also filed a counterclaim alleging that Covol is in breach of the agreement for failing to provide coal and that Oxford’s present and anticipated damages are estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including attorneys’ fees.  Covol denies the counterclaim. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol’s liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

13.       Equity Method Investee

Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. One such equity method investee was Blue Flint Ethanol LLC (Blue Flint). Effective January 1, 2012, Headwaters sold its interest in Blue Flint for approximately $18.5 million. Subsequent to Headwaters’ initial investment in Blue Flint, equity earnings in excess of $15.0 million were recorded that increased Headwaters’ carrying value of the investment to an amount that was in excess of the sales proceeds. As a result, in December 2011, a non-cash loss of approximately $6.3 million was recorded in other expense in the statement of operations.

14.       Condensed Consolidating Financial Information

Headwaters’ 7-5/8% senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters had a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability. There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2012

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$23,786	$—	$14,294	$—	$38,080
Trade receivables, net	69,089				69,089
Inventories	35,328				35,328
Current and deferred income taxes	13,806		8,952	(20,723)	2,035
Assets held for sale	4,776				4,776
Other	3,412		10,468		13,880
Total current assets	150,197	—	33,714	(20,723)	163,188

Property, plant and equipment, net	158,748	—	439	—	159,187

Other assets:
Intangible assets, net	153,758				153,758
Goodwill	116,671				116,671
Assets held for sale	25,366				25,366
Investments in subsidiaries and intercompany accounts	358,926	9,023	91,204	(459,153)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	81,586		23,830	(105,416)	—
Other	19,212		22,541		41,753
Total other assets	118,473	9,023	774,621	(564,569)	337,548

Total assets	$427,418	$9,023	$808,774	$(585,292)	$659,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,782	$—	$749	$—	$14,531
Accrued personnel costs	9,600		13,235		22,835
Accrued interest			16,307		16,307
Current and deferred income taxes	15,903	3,518	4,180	(20,723)	2,878
Liabilities held for sale	8,062				8,062
Other accrued liabilities	35,645		1,512		37,157
Current portion of long-term debt			9,178		9,178
Total current liabilities	82,992	3,518	45,161	(20,723)	110,948

Long-term liabilities:
Long-term debt			502,787		502,787
Deferred income taxes	89,087		20,699	(105,416)	4,370
Unrecognized income tax benefits	7,063	13	3,782		10,858
Liabilities held for sale	7,587				7,587
Other	2,803		6,852		9,655
Total long-term liabilities	106,540	13	534,120	(105,416)	535,257
Total liabilities	189,532	3,531	579,281	(126,139)	646,205

Stockholders’ equity:
Common stock	213,812		61	(213,812)	61
Capital in excess of par value	245,341		638,824	(245,341)	638,824
Retained earnings (accumulated deficit)	(221,267)	5,492	(409,392)		(625,167)
Total stockholders’ equity	237,886	5,492	229,493	(459,153)	13,718

Total liabilities and stockholders’ equity	$427,418	$9,023	$808,774	$(585,292)	$659,923

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$62,677	$—	$—	$62,677
Heavy construction materials	45,096			45,096
Energy technology	5,431			5,431
Total revenue	113,204	—	—	113,204

Cost of revenue:
Light building products	51,935			51,935
Heavy construction materials	37,509			37,509
Energy technology	2,683			2,683
Total cost of revenue	92,127	—	—	92,127

Gross profit	21,077	—	—	21,077

Operating expenses:
Amortization	5,606			5,606
Research and development	1,645			1,645
Selling, general and administrative	36,414		4,498	40,912
Restructuring costs	4,819			4,819
Total operating expenses	48,484	—	4,498	52,982

Operating loss	(27,407)	—	(4,498)	(31,905)

Other income (expense):
Net interest expense	(8)		(82,587)	(82,595)
Other, net	12	1,836		1,848
Total other income (expense), net	4	1,836	(82,587)	(80,747)

Income (loss) from continuing operations before income taxes	(27,403)	1,836	(87,085)	(112,652)

Income tax benefit (provision)	425	(677)	(968)	(1,220)

Income (loss) from continuing operations	(26,978)	1,159	(88,053)	(113,872)

Loss from discontinued operations, net of income taxes	(42,282)			(42,282)

Net income (loss)	$(69,260)	$1,159	$(88,053)	$(156,154)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$74,311	$—	$—	$74,311
Heavy construction materials	51,239			51,239
Energy technology	4,082			4,082
Total revenue	129,632	—	—	129,632

Cost of revenue:
Light building products	54,613			54,613
Heavy construction materials	41,380			41,380
Energy technology	2,074			2,074
Total cost of revenue	98,067	—	—	98,067

Gross profit	31,565	—	—	31,565

Operating expenses:
Amortization	5,298			5,298
Research and development	1,616			1,616
Selling, general and administrative	19,622		6,070	25,692
Restructuring costs	757			757
Total operating expenses	27,293	—	6,070	33,363

Operating income (loss)	4,272	—	(6,070)	(1,798)

Other income (expense):
Net interest expense	(18)		(13,509)	(13,527)
Other, net	(173)			(173)
Total other income (expense), net	(191)	—	(13,509)	(13,700)

Income (loss) from continuing operations before income taxes	4,081	—	(19,579)	(15,498)

Income tax benefit (provision)	794	(116)	(3,408)	(2,730)

Income (loss) from continuing operations	4,875	(116)	(22,987)	(18,228)

Loss from discontinued operations, net of income taxes	(2,330)			(2,330)

Net income (loss)	$2,545	$(116)	$(22,987)	$(20,558)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$132,386	$—	$—	$132,386
Heavy construction materials	108,311			108,311
Energy technology	8,327			8,327
Total revenue	249,024	—	—	249,024

Cost of revenue:
Light building products	105,784			105,784
Heavy construction materials	85,861			85,861
Energy technology	4,473			4,473
Total cost of revenue	196,118	—	—	196,118

Gross profit	52,906	—	—	52,906

Operating expenses:
Amortization	11,153			11,153
Research and development	3,590			3,590
Selling, general and administrative	56,510		8,796	65,306
Restructuring costs	4,819		980	5,799
Total operating expenses	76,072	—	9,776	85,848

Operating loss	(23,166)	—	(9,776)	(32,942)

Other income (expense):
Net interest expense	6		(99,496)	(99,490)
Other, net	371	2,451		2,822
Total other income (expense), net	377	2,451	(99,496)	(96,668)

Income (loss) from continuing operations before income taxes	(22,789)	2,451	(109,272)	(129,610)

Income tax benefit (provision)	(380)	41	(2,681)	(3,020)

Income (loss) from continuing operations	(23,169)	2,492	(111,953)	(132,630)

Loss from discontinued operations, net of income taxes	(44,211)			(44,211)

Net income (loss)	$(67,380)	$2,492	$(111,953)	$(176,841)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$147,645	$—	$—	$147,645
Heavy construction materials	114,377			114,377
Energy technology	5,037			5,037
Total revenue	267,059	—	—	267,059

Cost of revenue:
Light building products	109,943			109,943
Heavy construction materials	88,478			88,478
Energy technology	2,631			2,631
Total cost of revenue	201,052	—	—	201,052

Gross profit	66,007	—	—	66,007

Operating expenses:
Amortization	10,803			10,803
Research and development	3,470			3,470
Selling, general and administrative	37,791		9,183	46,974
Restructuring costs	2,145			2,145
Total operating expenses	54,209	—	9,183	63,392

Operating income (loss)	11,798	—	(9,183)	2,615

Other income (expense):
Net interest expense	(37)		(25,946)	(25,983)
Other, net	(443)	(5,892)	2,025	(4,310)
Total other income (expense), net	(480)	(5,892)	(23,921)	(30,293)

Income (loss) from continuing operations before income taxes	11,318	(5,892)	(33,104)	(27,678)

Income tax benefit (provision)	1,810	(943)	(4,697)	(3,830)

Income (loss) from continuing operations	13,128	(6,835)	(37,801)	(31,508)

Loss from discontinued operations, net of income taxes	(12,798)			(12,798)

Net income (loss)	$330	$(6,835)	$(37,801)	$(44,306)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$(67,380)	$2,492	$(111,953)	$(176,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,159		56	31,215
Asset impairments and non-cash restructuring costs	39,210		980	40,190
Interest expense related to amortization of debt issue costs and debt discount			14,496	14,496
Stock-based compensation	1,220		817	2,037
Deferred income taxes	8,649	134	(8,390)	393
Net gain of unconsolidated joint ventures		(2,452)		(2,452)
Net gain on disposition of property, plant and equipment	(309)			(309)
Decrease in trade receivables	24,394			24,394
Increase in inventories	(2,593)			(2,593)
Increase (decrease) in accounts payable and accrued liabilities	1,258		(13,822)	(12,564)
Other changes in operating assets and liabilities, net	(19,672)	15	20,742	1,085
Net cash provided by (used in) operating activities	15,936	189	(97,074)	(80,949)

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(14,643)			(14,643)
Proceeds from disposition of property, plant and equipment	413			413
Net decrease in long-term receivables and deposits	526			526
Net change in other assets	(462)	(189)	(100)	(751)
Net cash used in investing activities	(14,166)	(189)	(100)	(14,455)

Cash flows from financing activities:
Proceeds from issuance of long-term debt			392,750	392,750
Payments on long-term debt			(338,044)	(338,044)
Employee stock purchases	308		95	403
Net cash provided by financing activities	308	—	54,801	55,109

Net increase (decrease) in cash and cash equivalents	2,078	0	(42,373)	(40,295)

Cash and cash equivalents, beginning of period	21,168	0	69,816	90,984

Cash and cash equivalents, end of period	$23,246	$0	$27,443	$50,689

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$330	$(6,835)	$(37,801)	$(44,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,140		56	26,196
Non-cash restructuring costs	971			971
Interest expense related to amortization of debt issue costs and debt discount			5,863	5,863
Stock-based compensation	349		574	923
Deferred income taxes	29		(2)	27
Net loss of unconsolidated joint ventures		6,069		6,069
Net gain on disposition of property, plant and equipment	(429)			(429)
Gain on convertible debt repayment			(2,025)	(2,025)
Decrease in trade receivables	23,245			23,245
Increase in inventories	(717)			(717)
Decrease in accounts payable and accrued liabilities	(13,732)		(1,311)	(15,043)
Other changes in operating assets and liabilities, net	(35,509)	(7,870)	50,649	7,270
Net cash provided by (used in) operating activities	677	(8,636)	16,003	8,044

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,625)		(207)	(11,832)
Proceeds from disposition of property, plant and equipment	1,093			1,093
Proceeds from sale of interest in joint ventures		8,636		8,636
Net decrease (increase) in long-term receivables and deposits	(2,447)		1,946	(501)
Net change in other assets	(285)		(728)	(1,013)
Net cash provided by (used in) investing activities	(13,264)	8,636	1,011	(3,617)

Cash flows from financing activities:
Payments on long-term debt			(17,441)	(17,441)
Employee stock purchases	251		33	284
Net cash provided by (used in) financing activities	251	—	(17,408)	(17,157)

Net decrease in cash and cash equivalents	(12,336)	0	(394)	(12,730)

Cash and cash equivalents, beginning of period	36,122	0	14,688	50,810

Cash and cash equivalents, end of period	$23,786	$0	$14,294	$38,080

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2011 refer to our fiscal quarter and / or six months ended March 31, 2011 and references to 2012 refer to our fiscal quarter and / or six months ended March 31, 2012. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as an admixture in concrete, along with a smaller amount from services provided to utilities relating to the disposal of CCPs. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. Revenues for the energy technology segment have consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and the coal cleaning business is now being presented as a discontinued operation. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries.

Operations and Strategy.  During the past ten years, we have executed our two-fold plan of maximizing cash flow from our existing operating business units and diversifying away from our historical reliance on energy technology businesses. Our past acquisition strategy targeted businesses that were leading companies in their respective industries and that had strong operating margins, thus providing additional cash flow that complemented the financial performance of our existing businesses. With the addition and expansion of our CCP management and marketing business through acquisitions beginning in 2002, and the growth of our light building products business through several acquisitions beginning in 2004, we achieved revenue growth and diversification in three business segments. In 2005 and subsequent years, we focused on the integration of our large 2004 acquisitions, including the marketing of diverse kinds of building products through our national distribution network. In 2006, we began to acquire small companies in the light building products industry with innovative products that could be marketed using the distribution channels we developed over many years.

During 2008 and 2009, we developed the coal cleaning business in the energy technology segment. The coal cleaning business is now classified as a discontinued operation. As the economy deteriorated beginning in late 2008, we focused on operational efficiency improvements and cost reductions, particularly in the light building products and heavy construction materials segments, in order to strengthen our balance sheet. The emphasis on cost reductions culminated in a restructuring effort initiated in fiscal 2011 and completed in March 2012, but cost control remains an area of ongoing focus.

Light Building Products Segment.  Our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs.

A severe decline in new housing starts and in home sales generally began in 2007 and continues to the present. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. During calendar 2011, the homebuilding industry continued to experience soft demand for new homes and an oversupply of new and existing homes available for sale. In addition to new construction, our light building products business also relies on the home improvement and remodeling markets. Limits on credit availability, further home foreclosures, home price depreciation, and an oversupply of homes for sale in the market may adversely affect homeowners’ and/or homebuilders’ ability or desire to engage in construction or remodeling, resulting in an extended period of low new construction starts and reduced remodeling and repair activities.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business. None of those impairment charges affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in fiscal 2010 and 2011 and still exists and it is not possible to know when improved market conditions and a housing recovery will become sustainable. We can provide no assurances that the light building products market will improve in the near future.

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

Energy Technology Segment.  We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In fiscal 2011, we assessed the strategic fit of our various operations and decided to divest of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we currently expect to sell the business to one or more buyers before the end of fiscal 2012.

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

Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In fiscal 2011, we announced the decision by a refinery to commercially implement our HCAT® technology following a lengthy evaluation of the technology and we currently expect to have additional HCAT® customers in future years. We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. Through December 31, 2011, we participated in a joint venture that operates an ethanol plant located in North Dakota. We sold our interest in that joint venture effective January 1, 2012. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea, but we sold our interest in that joint venture in fiscal 2010.

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

Capital expenditures in fiscal 2010 and 2011 were significantly lower than in prior years and this trend continues in fiscal 2012. This has allowed us to focus on liquidity and the early repayment of debt and has enabled us to continue implementing our overall operational strategy. We currently have approximately $38.1 million of cash on hand and additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for fiscal 2012 and subsequent years is to continue capital expenditures at reduced levels, continue activities to improve operational efficiencies and reduce operating costs, and to reduce our outstanding debt levels to the extent possible using cash on hand, cash flow from operations and cash from the sale of non-core assets. We also may review strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The information set forth below compares our operating results for the three months ended March 31, 2012 (2012) with operating results for the three months ended March 31, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2012 was $129.6 million, up 14% from $113.2 million for 2011. Gross profit increased 50%, from $21.1 million in 2011 to $31.6 million in 2012. Our 2012 operating loss was $(1.8) million compared to an operating loss of $(31.9) million in 2011, and the loss from continuing operations decreased to $(18.2) million, or $(0.30) per diluted share, from $(113.9) million, or $(1.88) per diluted share, in 2011. Our net loss including discontinued operations decreased from $(156.2) million, or a diluted loss per share of $(2.58), in 2011, to a net loss of $(20.6) million, or $(0.34) per diluted share, in 2012. There were several significant non-routine adjustments recorded in the March 2011 quarter, including approximately $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of our 11-3/8% senior secured notes), $37.0 million of coal cleaning asset impairments, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. These adjustments and others are discussed in more detail below.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2012 were $74.3 million with a corresponding gross profit of $19.7 million. Sales of light building products in 2011 were $62.7 million with a corresponding gross profit of $10.7 million. We experienced significant growth in sales in our siding and architectural stone product groups, with a small decrease in sales in our concrete block product group. Revenue growth was driven by a combination of warmer weather and an expansion of our distribution system, resulting in new customers in some markets. In addition, we experienced improved end markets and strong growth in some of our new product offerings. In fiscal 2011, we implemented a major restructuring initiative, which positively impacted the gross margin.

The significant weakness in the new housing and residential remodeling markets which began several years ago appears to be stabilizing somewhat in 2012. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, the recession has resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

New housing starts according to the National Association of Home Builders were 0.6 million units in both calendar 2010 and 2011. Further, during the last 50 years, the four years with the lowest number of housing starts were 2008, 2009, 2010 and 2011. Through March 2012, the seasonally adjusted annual number of new housing starts was 0.7 million units. These numbers compare to 10- and 50-year averages of 1.3 million and 1.5 million units, respectively. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to a subsequent low of $110.8 billion in the first quarter of calendar 2011, then rose to $115.8 billion in the fourth quarter of calendar 2011, the latest quarter for which actual data is available. The Leading Indicator of Remodeling Activity estimate issued by the Joint

Center for Housing Studies at Harvard University has estimated that the four-quarter moving average will be $122.6 billion in the fourth quarter of calendar 2012.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a rebound in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. According to a 2009 report by the Harvard Joint Center for Housing Studies, the nation’s housing stock would need to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the subsequent decade, or approximately 1.3 million to 1.5 million households per year.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2012 were $51.2 million with a corresponding gross profit of $9.9 million. Heavy construction materials revenues for 2011 were $45.1 million with a corresponding gross profit of $7.6 million. We experienced revenue growth in both CCP sales and in services provided to utilities. The Western region continued to post positive year-over-year shipments and several new service sites operated during the quarter, contributing to the overall growth. The improvement in gross margin was primarily the result of increased product sales, product mix and our continuous improvement efforts, which have resulted in lower costs.

It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as a replacement for portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.5% from September 2010 to September 2011. According to the Portland Cement Association (PCA), cement consumption increased approximately 3.0% in calendar 2011. In April 2012, the PCA’s cement consumption forecast reflected the following increases for calendar 2012 through 2016:

Year ending December 31:	(percent increase)

2012	3.7%
2013	7.4%
2014	13.8%
2015	11.7%
2016	8.3%

Low natural gas prices and EPA regulations have combined to force the shutdown of several coal combustion power plants, negatively impacting the beneficial use of CCPs. However, we have multiple sources of supply and a broad distribution system, which allows us to backfill CCPs in locations where power plants have closed, creating an opportunity for potential growth.

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

The EPA has not completed its risk evaluation of encapsulated beneficial use of fly ash. When the risk evaluation is completed, we believe that the EPA should confirm its long standing support of the environmental benefits associated with the use of fly ash as a substitute for portland cement.

Earthjustice and other environmental special interest groups recently filed a complaint suing the EPA, seeking to force a deadline on the EPA for the promulgation of a final regulation for the disposal of CCPs. We believe that stakeholders, except environmental activist groups, generally support a Subtitle D non-hazardous approach to fly ash disposal regulation. To protect our interests against environmental activists, and to support the beneficial use of fly ash, we filed an action against the EPA designed to lead to rational disposal regulations.

Congress has some interest in providing a potential legislative solution. H.R. 2273 has passed the U. S. House of Representatives and has been introduced in the Senate (Senate Bill 1751), providing a framework to manage the disposal of CCPs. Supporters of Senate Bill 1751 continue the process of seeking additional Democratic support to move the bill forward in the Senate. On April 18, 2012, the House passed a short-term transportation bill creating an opportunity to hold a conference with the Senate on the Senate’s previously passed transportation bill. The House added its fly ash bill to the short-term transportation bill, resulting in fly ash disposal legislation also moving to conference with the Senate.

At this time, it is not possible to predict the form that potential legislation or final regulations will take. Either of the proposed options proposed by the EPA is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations. Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and our relationships with utilities. There can be no guarantee that such regulations would not reduce fly ash supplies or our ability to market fly ash and other CCPs for certain uses, which would have a material adverse impact on our operations and financial condition.

Energy Technology Segment.  Energy technology segment revenues for 2012 were $4.1 million with a corresponding gross profit of $2.0 million. Revenues for 2011 were $5.4 million with a corresponding gross profit of $2.7 million. Following the decision to sell the coal cleaning business and the sale of our interest in the Blue Flint ethanol plant, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. Catalyst sales in 2012 were lower than in 2011 primarily due to reduced usage at one of our customer facilities and the timing of shipments.

Operating Expenses, including Restructuring Costs.  Amortization of intangible assets decreased somewhat in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses were materially consistent from 2011 to 2012. Selling, general and administrative expenses decreased approximately $15.2 million, from $40.9 million in 2011 to $25.7 million in 2012. The decrease was primarily attributable to $15.0 million of litigation expense recognized in 2011, as described in Note 12 to the consolidated financial statements.

In both periods, we recorded restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as reflected in Note 11 to the consolidated financial statements. The restructuring was initiated in fiscal 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort has been completed and no additional restructuring costs related to the 2011 actions are expected to be incurred.

Other Income and Expense.  For 2012, we reported net other expense of $13.7 million, compared to net other expense of $80.7 million for 2011. The decrease of $67.0 million was comprised of a decrease in net interest expense of approximately $69.0 million and a decrease in net other income of approximately $2.0 million.

Net interest expense decreased from $82.6 million in 2011 to $13.6 million in 2012 due primarily to approximately $59.0 million of premium relating to the 2011 early retirement of our 11-3/8% senior secured notes plus approximately $8.8 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 6 to the consolidated financial statements. Based on current balances of outstanding long-term debt and depending on how much long-term debt is early retired during the year, interest expense in fiscal 2012 is currently expected to total approximately $50.0 million.

The decrease in net other income of $2.0 million was primarily the result of approximately $1.8 million of income in 2011 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012.

Income Tax Provision.  Reference is made to Note 8 to the consolidated financial statements for a detailed description of the negative estimated effective income tax rates used to record income tax expense in 2011 and 2012, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both periods. We currently expect to record a full valuation allowance on our net amortizable deferred tax assets until such time as we return to profitability.

Discontinued Operations.  Coal sales of $4.5 million in 2012 were lower than sales of $12.1 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both periods. In addition, we recorded a $37.0 million impairment of the coal cleaning assets in 2011. We currently expect to sell our coal cleaning business to one or more buyers before the end of fiscal 2012. It is currently expected that some losses will be incurred in operating the coal cleaning facilities until such time as they are sold; however, it is not currently possible to know when the facilities will be sold, or what the losses might be until that time.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

The information set forth below compares our operating results for the six months ended March 31, 2012 (2012) with operating results for the six months ended March 31, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2012 was $267.1 million, up 7% from $249.0 million for 2011. Gross profit increased 25%, from $52.9 million in 2011 to $66.0 million in 2012. Our 2012 operating income was $2.6 million compared to an operating loss of $(32.9) million in 2011, and the loss from continuing operations decreased to $(31.5) million, or $(0.52) per diluted share, from $(132.6) million, or $(2.20) per diluted share, in 2011. Our net loss including discontinued operations decreased from $(176.8) million, or a diluted loss per share of $(2.93), in 2011, to a net loss of $(44.3) million, or $(0.73) per diluted share, in 2012.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2012 were $147.6 million with a corresponding gross profit of $37.7 million. Sales of light building products in 2011 were $132.4 million with a corresponding gross profit of $26.6 million. We experienced significant growth in sales in our siding and architectural stone product groups, with a small decrease in sales in our concrete block product group. Revenue growth was driven by a combination of warmer weather and an expansion of our distribution system, resulting in new customers in some markets. In addition, we experienced improved end markets and strong growth in some of our new product offerings. In fiscal 2011, we implemented a major restructuring initiative, which positively impacted the gross margin.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2012 were $114.4 million with a corresponding gross profit of $25.9 million. Heavy construction materials revenues for 2011 were $108.3 million with a corresponding gross profit of $22.5 million. We experienced revenue growth in CCP sales, but revenue from services provided to utilities was essentially the same as in 2011, primarily due to the delayed start-up on one facility and the 2011 bankruptcy of another service customer. The improvement in gross margin was primarily the result of improved product sales, product mix and our continuous improvement efforts, which have resulted in lower costs.

Energy Technology Segment.  Energy technology segment revenues for 2012 were $5.0 million with a corresponding gross profit of $2.4 million. Revenues for 2011 were $8.3 million with a corresponding gross profit of $3.9 million. Catalyst sales in 2012 were lower than in 2011 because our primary customer was completing a turnaround at its refinery during the December 2011 quarter and had inventory on hand to meet its reduced needs.

Operating Expenses, including Restructuring Costs.  Amortization of intangible assets decreased somewhat in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses were materially consistent from 2011 to 2012. Selling, general and administrative expenses decreased approximately $18.3 million, from $65.3 million in 2011 to $47.0 million in 2012. The decrease was primarily attributable to $15.0 million of litigation expense recognized in 2011, along with approximately $2.0 million of decreased personnel costs related to headcount reductions.

In both periods, we recorded restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as reflected in Note 11 to the consolidated financial statements.

Other Income and Expense.  For 2012, we reported net other expense of $30.3 million, compared to net other expense of $96.7 million for 2011. The decrease of $66.4 million was comprised of a decrease in net interest expense of approximately $73.5 million and a decrease in net other income / increase in net other expense of approximately $7.1 million.

Net interest expense decreased from $99.5 million in 2011 to $26.0 million in 2012 due primarily to approximately $59.0 million of premium relating to the 2011 early retirement of our 11-3/8% senior secured notes plus approximately $8.8 million of accelerated debt discount and debt issue costs associated with that early repayment, along with approximately $3.0 million of reduced interest expense from the lower-rate senior debt outstanding in 2012 as compared to the higher-rate senior debt outstanding for most of 2011.

The decrease in net other income / increase in net other expense of $7.1 million was primarily the result of approximately $2.2 million of income in 2011 related to our equity interest in the Blue Flint joint venture compared to approximately $6.4 of expense in 2012 (including a loss on sale of approximately $6.2 million), partially offset by a gain of $2.0 million from the early repayment of convertible debt in 2012.

Income Tax Provision.  Reference is made to Note 8 to the consolidated financial statements for a detailed description of the negative estimated effective income tax rates used to record income tax expense in 2011 and 2012, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  Coal sales of $9.8 million in 2012 were lower than sales of $30.4 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both periods. In addition, we recorded a $37.0 million impairment of the coal cleaning assets in 2011.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene and poly-vinyl chloride in the light building products segment. During fiscal 2011, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the six months ended March 31, 2012 (2012) was $8.0 million, compared to net cash used in operating activities of $(80.9) million during the six months ended March 31, 2011 (2011). The large net loss in 2011 was due primarily to three non-routine adjustments. Two of the three adjustments, a $37.0 million impairment of coal cleaning assets and a $15.0 million litigation accrual, did not involve cash. The third adjustment, $68.9 million of interest expense related to our March 2011 senior debt refinancing, most of which did involve the use of cash, was the most significant reason for the $80.9 million use of cash for operations in 2011.

In both periods, our primary investing activity consisted of the purchase of property, plant and equipment. In 2011, our primary financing activity was the March 2011 senior debt refinancing, and in 2012 our primary financing activity consisted of repayments of our long-term convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2012, total expenditures for property, plant and equipment and payments for acquisitions were $11.8 million, a decrease of $2.8 million from 2011. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total fiscal 2012 expenditures for property, plant and equipment and payments for acquisitions are currently expected to be near the fiscal 2011 level or approximately $30.0 million.

Capital expenditures are limited by the terms of our ABL Revolver to $60.0 million in fiscal 2012. As of March 31, 2012, we were committed to spend approximately $0.6 million on capital projects that were in various stages of completion. In 2011, we also acquired certain assets and assumed certain liabilities of two small privately-held companies in the light building products industry.

As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, and we currently expect to sell the business to one or more buyers before the end of fiscal 2012. At the current time, it is not possible to accurately predict the amount of cash we will realize upon sale of the coal cleaning business nor the amount of cash we will expend operating the facilities until such time as they are sold.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of covenant restrictions under our former senior secured notes, but also due to cash flow considerations and events affecting the debt and equity markets, we made only one small acquisition in fiscal 2010 and two small acquistions in fiscal 2011. We have also invested in joint ventures which are accounted for using the equity method of accounting, one of which was sold in fiscal 2010 and one of which was sold effective January 1, 2012. Proceeds of approximately $8.6 million were received in 2012 and additional proceeds of approximately $9.9 million are currently expected to be received in the June 2012 quarter, all related to the January 2012 sale. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the four-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

Financing Activities.  In 2011, we repurchased and canceled approximately $10.0 million in aggregate principal amount of our 16% convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. We currently intend to exercise our right to redeem at par the 16% notes in June 2012. The holders of the notes have the right to require us to repurchase at par all or a portion of the notes on June 1, 2012 or if a fundamental change in common stock occurs, including termination of trading. These notes have been classified as current in the accompanying consolidated balance sheets.

In 2012, we repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. We also repurchased and canceled nearly all of the remaining outstanding balance of the 14.75% notes. Terms of repayment included premiums of approximately $1.6 million. Accelerated debt discount and debt issue costs aggregating approximately $0.7 million were charged to interest expense. We currently plan to continue our program of convertible debt repayment, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of March 31, 2012. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver terminates three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), but no later than October 2014, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of March 31, 2012, availability under the ABL Revolver was approximately $43.5 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of March 31, 2012, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements for a more detailed description of the terms of our long-term debt.

We filed a universal shelf registration statement with the SEC, which was declared effective in February 2012, under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

In both 2011 and 2012, cash proceeds from employee stock purchases and the exercise of options were not material. Option exercise activity is primarily dependent on our stock price and is not predictable. To the extent non-qualified stock options are exercised, or there are disqualifying dispositions of shares obtained upon the exercise of incentive stock options, we receive an income tax deduction generally equal to the income recognized by the optionee. Such amounts were not material in either period.

Working Capital.  As of March 31, 2012, our working capital was $52.2 million (including $38.1 million of cash and cash equivalents) compared to $69.6 million as of September 30, 2011. The decrease in working capital resulted primarily from cash used for capital expenditures and for debt service, all as described previously. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow in fiscal 2012 and in future years. We currently believe working capital will be sufficient for our operating needs in fiscal 2012, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs during fiscal 2012.

Income Taxes.  Cash outlays for income taxes in both periods were less than $1.0 million and consisted primarily of estimated state income taxes. We have utilized our fiscal 2009 and prior year federal NOLs by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for fiscal 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In fiscal 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets, a situation that is also expected to continue throughout fiscal 2012. As of March 31, 2012, our NOL and capital loss carryforwards total approximately $70.2 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $21.7 million of tax credit carryforwards as of March 31, 2012, which expire from 2014 to 2032. We do not currently expect cash outlays for income taxes in fiscal 2012 to be significant.

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

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to 2014, or June 2012 if the 16% convertible senior subordinated notes totaling approximately $9.2 million are repaid. Reference is made to Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price. Through December 31, 2011, we were also exposed to market risks related to the activities of one of our joint ventures, the Blue Flint joint venture, which had derivatives in place related to variable interest rates and commodities. As described in Note 13 to the consolidated financial statements, we sold our interest in that joint venture effective January 1, 2012. Future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 6 to the consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes.

As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. During the six months ended March 31, 2012, we recorded approximately $0.5 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price between September 30, 2011 and March 31, 2012. All future changes in our stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in our statements of operations each quarter. Assuming the average closing stock price for the 60 days in the period ended March 31, 2012 of $3.41 remains unchanged for the September 30, 2012 vesting date, the total payouts under this arrangement for the final vest date, all of which have been accrued as of March 31, 2012, would be approximately $1.2 million. A 10% change in the 60-day average stock price as of September 30, 2012 from the March 31, 2012 average of $3.41 would result in an increase or decrease of approximately $0.1 million in the September 30, 2012 payout liability.

In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2012, $0.1 million has been accrued for these awards because the stock price at March 31, 2012 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statements of operations each quarter.

During the December 2011 quarter, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above. Approximately $0.6 million has been accrued for these awards as of March 31, 2012. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statements of operations each quarter.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in the stock price of $1.00 would result in an increase or decrease of approximately $1.3 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2012 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.     MINE SAFETY DISCLOSURES

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

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are included herein:

4.9.5

Fifth Amendment to Loan and Security Agreement and Fourth Amendment to Guaranty and Security Agreement, dated as of April 26, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein

*
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
99.23	Broad-Based Management Bonus Plan	*
99.34	Directors’ Deferred Compensation Plan	*
101.INS	XBRL Instance document	**
101.SCH	XBRL Taxonomy extension schema	**
101.CAL	XBRL Taxonomy extension calculation linkbase	**
101.DEF	XBRL Taxonomy extension definition linkbase	**
100.LAB	XBRL Taxonomy extension label linkbase	**
101.PRE	XBRL Taxonomy extension presentation linkbase	**

*              Filed herewith.

**           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 1, 2012	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2012	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)