Form 10-Q
period 2012-06-30
HEADWATERS INC
filed 2012-08-02
CIK 1003344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of July 25, 2012 was 61,117,114.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2011	2012

ASSETS

Current assets:
Cash and cash equivalents	$50,810	$28,976
Trade receivables, net	90,931	91,494
Inventories	33,247	32,331
Current and deferred income taxes	3,087	1,854
Assets held for sale	6,777	6,835
Other	6,954	10,158
Total current assets	191,806	171,648

Property, plant and equipment, net	164,709	159,465

Other assets:
Intangible assets, net	164,221	148,832
Goodwill	116,671	116,671
Assets held for sale	24,446	7,812
Other	66,384	41,390
Total other assets	371,722	314,705

Total assets	$728,237	$645,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,979	$17,430
Accrued personnel costs	23,030	30,944
Accrued interest	18,336	8,592
Current income taxes	0	2,539
Liabilities held for sale	7,470	7,202
Other accrued liabilities	45,387	43,552
Current portion of long-term debt	9,014	0
Total current liabilities	122,216	110,259

Long-term liabilities:
Long-term debt	518,789	503,062
Deferred income taxes	4,216	4,244
Unrecognized income tax benefits	11,693	8,722
Liabilities held for sale	5,507	8,545
Other	9,080	9,718
Total long-term liabilities	549,285	534,291
Total liabilities	671,501	644,550

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 60,947 shares at September 30, 2011 and 61,118 shares at June 30, 2012	61	61
Capital in excess of par value	637,547	639,474
Retained earnings (accumulated deficit)	(580,861)	(638,203)
Other	(11)	(64)
Total stockholders’ equity	56,736	1,268

Total liabilities and stockholders’ equity	$728,237	$645,818

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2011	2012	2011	2012

Revenue:
Light building products	$91,635	$97,164	$224,021	$244,809
Heavy construction materials	62,435	74,728	170,746	189,105
Energy technology	6,587	3,729	14,914	8,766
Total revenue	160,657	175,621	409,681	442,680

Cost of revenue:
Light building products	66,177	66,558	171,961	176,501
Heavy construction materials	47,234	54,863	133,095	143,341
Energy technology	3,258	1,842	7,731	4,473
Total cost of revenue	116,669	123,263	312,787	324,315

Gross profit	43,988	52,358	96,894	118,365

Operating expenses:
Amortization	5,673	4,936	16,826	15,739
Research and development	1,358	2,280	4,948	5,750
Selling, general and administrative	22,999	29,212	88,305	76,186
Restructuring costs	393	0	6,192	2,145
Total operating expenses	30,423	36,428	116,271	99,820

Operating income (loss)	13,565	15,930	(19,377)	18,545

Other income (expense):
Net interest expense	(13,337)	(15,975)	(112,827)	(41,958)
Other, net	1,703	57	4,525	(4,253)
Total other income (expense), net	(11,634)	(15,918)	(108,302)	(46,211)

Income (loss) from continuing operations before income taxes	1,931	12	(127,679)	(27,666)

Income tax benefit (provision)	100	2,030	(2,920)	(1,800)

Income (loss) from continuing operations	2,031	2,042	(130,599)	(29,466)

Loss from discontinued operations, net of income taxes	(8,379)	(15,078)	(52,590)	(27,876)

Net loss	$(6,348)	$(13,036)	$(183,189)	$(57,342)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.04	$0.03	$(2.16)	$(0.48)
From discontinued operations	(0.14)	(0.24)	(0.87)	(0.46)
	$(0.10)	$(0.21)	$(3.03)	$(0.94)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2012

	Common stock		Capital in excess	Retained earnings (accumulated		Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	Other	equity

Balances as of September 30, 2011	60,947	$61	$637,547	$(580,861)	$(11)	$56,736

Issuance of common stock pursuant to employee stock purchase plan	185	0	484			484

Restricted stock cancellations	(14)	0				0

Stock-based compensation			1,379			1,379

Change in treasury shares held for deferred compensation plan obligations, at cost			64		(64)	0

Other					11	11

Net loss for the nine months ended June 30, 2012				(57,342)		(57,342)

Balances as of June 30, 2012	61,118	$61	$639,474	$(638,203)	$(64)	$1,268

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2011	2012

Cash flows from operating activities:
Net loss	$(183,189)	$(57,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,031	38,764
Asset impairments and non-cash restructuring costs	40,190	13,602
Interest expense related to amortization of debt issue costs and debt discount	17,111	12,687
Stock-based compensation	2,984	1,379
Deferred income taxes	143	82
Net loss (gain) of unconsolidated joint ventures	(4,155)	6,069
Net gain on disposition of property, plant and equipment	(304)	(902)
Gain on convertible debt repayments	0	(2,350)
Decrease (increase) in trade receivables	1,235	(1,190)
Decrease in inventories	1,490	2,983
Decrease in accounts payable and accrued liabilities	(474)	(5,658)
Other changes in operating assets and liabilities, net	(10,034)	3,850
Net cash provided by (used in) operating activities	(86,972)	11,974

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(19,788)	(19,205)
Proceeds from disposition of property, plant and equipment	420	1,336
Proceeds from sale of interests in joint ventures	0	18,522
Net decrease (increase) in long-term receivables and deposits	510	(99)
Net change in other assets	(1,089)	(875)
Net cash used in investing activities	(19,947)	(321)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	392,750	0
Payments on long-term debt	(342,509)	(32,931)
Debt issue costs	0	(1,040)
Employee stock purchases	546	484
Net cash provided by (used in) financing activities	50,787	(33,487)

Net decrease in cash and cash equivalents	(56,132)	(21,834)

Cash and cash equivalents, beginning of period	90,984	50,810

Cash and cash equivalents, end of period	$34,852	$28,976

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to 2011 refer to Headwaters’ fiscal quarter and / or nine months ended June 30, 2011 and references to 2012 refer to Headwaters’ fiscal quarter and / or nine months ended June 30, 2012. Other references to years refer to Headwaters’ fiscal year rather than a calendar year.

The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the nine months ended June 30, 2011 and 2012, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2011 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2011 and March 31, 2012.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the “Corporate” column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the “Corporate” column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, coal cleaning facility expenditures comprise most of the reported energy technology segment capital expenditures, and assets as of June 30, 2012 include the coal cleaning assets held for sale.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

	Three Months Ended June 30, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$91,635	$62,435	$6,587	$0	$160,657

Depreciation and amortization	$(9,746)	$(3,455)	$(597)	$(16)	$(13,814)

Operating income (loss)	$6,246	$7,672	$1,200	$(1,553)	$13,565
Net interest expense					(13,337)
Other income (expense), net					1,703
Income tax benefit					100
Income from continuing operations					2,031
Loss from discontinued operations, net of income taxes					(8,379)
Net loss					$(6,348)

Capital expenditures and payments for acquisitions, including $1,160 in the energy technology segment related to discontinued operations	$3,501	$458	$1,220	$0	$5,179

Segment assets	$309,628	$303,252	$107,014	$49,389	$769,283

	Three Months Ended June 30, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$97,164	$74,728	$3,729	$0	$175,621

Depreciation and amortization	$(8,803)	$(3,145)	$(573)	$(47)	$(12,568)

Operating income (loss)	$12,011	$11,766	$(1,174)	$(6,673)	$15,930
Net interest expense					(15,975)
Other income (expense), net					57
Income tax benefit					2,030
Income from continuing operations					2,042
Loss from discontinued operations, net of income taxes					(15,078)
Net loss					$(13,036)

Capital expenditures and payments for acquisitions, including $5 in the energy technology segment related to discontinued operations	$4,448	$2,152	$125	$648	$7,373

Segment assets, including $14,647 in the energy technology segment related to discontinued operations	$279,624	$300,062	$32,947	$33,185	$645,818

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

	Nine Months Ended June 30, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$224,021	$170,746	$14,914	$0	$409,681

Depreciation and amortization	$(28,109)	$(10,359)	$(1,738)	$(72)	$(40,278)

Operating income (loss)	$(8,991)	$15,803	$(14,860)	$(11,329)	$(19,377)
Net interest expense					(112,827)
Other income (expense), net					4,525
Income tax provision					(2,920)
Loss from continuing operations					(130,599)
Loss from discontinued operations, net of income taxes					(52,590)
Net loss					$(183,189)

Capital expenditures and payments for acquisitions, including $4,147 in the energy technology segment related to discontinued operations	$13,942	$1,585	$4,261	$0	$19,788

	Nine Months Ended June 30, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$244,809	$189,105	$8,766	$0	$442,680

Depreciation and amortization	$(26,775)	$(10,169)	$(1,717)	$(103)	$(38,764)

Operating income (loss)	$14,892	$23,390	$(3,881)	$(15,856)	$18,545
Net interest expense					(41,958)
Other income (expense), net					(4,253)
Income tax provision					(1,800)
Loss from continuing operations					(29,466)
Loss from discontinued operations, net of income taxes					(27,876)
Net loss					$(57,342)

Capital expenditures and payments for acquisitions, including $1,121 in the energy technology segment related to discontinued operations	$13,321	$3,576	$1,453	$855	$19,205

3.              Discontinued Operations

Headwaters assessed the strategic fit of its various operations and is pursuing divestiture of certain businesses in the energy technology segment which do not align with its long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which is part of the energy technology segment, and at that time the business met all the criteria for classification as held for sale and presentation as a discontinued operation. Accordingly, the assets and liabilities associated with the coal cleaning business have been reflected as held for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Certain summarized information for the discontinued coal cleaning business is presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2012	2011	2012
Revenue	$9,897	$6,586	$40,258	$16,384

Loss from operations of discontinued operations before income taxes	$(6,479)	$(15,345)	$(50,410)	$(28,143)

Gain on disposal	0	267	0	267
Income tax provision	(1,900)	0	(2,180)	0
Loss from discontinued operations, net of income taxes	$(8,379)	$(15,078)	$(52,590)	$(27,876)

During the March 2011 quarter, Headwaters recorded an impairment of the coal cleaning assets totaling $37.0 million. During the June 2012 quarter, Headwaters recorded an impairment of the coal cleaning assets totaling $13.0 million, which reduced the remaining book value for the coal cleaning assets, net of liabilities, to near $0. Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $16.1 million and $1.9 million of property, plant and equipment and approximately $8.3 million and $5.9 million of other assets, as of September 30, 2011 and June 30, 2012, respectively, all of which are recorded at the lower of historical carrying amount or fair value. Liabilities held for sale consist primarily of accrued liabilities.

Headwaters sold one coal cleaning facility during the June 2012 quarter for cash proceeds of $2.0 million plus potential future consideration totaling approximately $8.4 million, which amount would be received over a number of years, depending upon future plant production levels. Headwaters currently expects to sell all, or substantially all, of the remaining business before the end of calendar 2012. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the assets are sold.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2011	June 30, 2012

Raw materials	$9,370	$7,967
Finished goods	23,877	24,364
	$33,247	$32,331

5.              Intangible Assets

All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2011		June 30, 2012
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	8 - 20 years	$117,690	$58,643	$106,400	$52,049
Customer relationships	5 - 15 years	77,914	38,454	72,464	37,084
Trade names	5 - 20 years	67,890	23,608	67,890	26,231
Patents and patented technologies	2 - 19 years	54,736	36,296	55,087	40,314
Other	2 - 17 years	4,985	1,993	3,760	1,091
		$323,215	$158,994	$305,601	$156,769

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

The decreases during 2012 in gross carrying amount and accumulated amortization are attributable to fully amortized assets that have been removed from the respective accounts. Total amortization expense related to intangible assets was approximately $5.7 million and $4.9 million for the quarters ended June 30, 2011 and 2012, respectively. Total amortization expense was approximately $16.8 million and $15.7 million for the nine months ended June 30, 2011 and 2012, respectively. Total estimated annual amortization expense for fiscal years 2012 through 2017 is shown in the following table.

Year ending September 30:	(in thousands)

2012	$20,676
2013	19,746
2014	19,203
2015	15,056
2016	14,800
2017	13,921

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $543.1 million as of September 30, 2011 and $508.4 million as of June 30, 2012. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2011	June 30, 2012

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
2.50%, due 2014 (face amount $120,900 at September 30, 2011 and $58,609 at June 30, 2012), net of discount	106,688	53,841
8.75%, due 2016 (face amount $49,791), net of discount	0	49,221
14.75% (face amount $12,965), net of discount	12,101	0
16% (face amount $9,233), net of discount	9,014	0
Total convertible senior subordinated notes, net of applicable discounts	127,803	103,062

	527,803	503,062

Less current portion	(9,014)	0
Carrying amount of long-term debt, net of discounts	$518,789	$503,062

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

can also redeem up to 10% of the notes in any 12-month period through March 2014 at a price of 103%, and can redeem any portion of the notes at any time through March 2015 at a price equal to 100% plus a make-whole premium.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2012.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of June 30, 2012. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. During the 2011 fiscal year, Headwaters secured a letter of credit under terms of the ABL Revolver for approximately $16.1 million in order to post bond in connection with the filing of an appeal in the Boynton matter described in Note 12. Headwaters has also secured additional letters of credit for approximately $2.8 million for other purposes. As of June 30, 2012, availability under the ABL Revolver was approximately $51.1 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2012, the interest rate on those borrowings would have been approximately 3.2%. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than a specified percentage (15%), Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2012.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ convertible senior subordinated notes that were in existence as of September 30, 2011. In June 2012, Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes (8.75% notes) in exchange for cancellation of an equal amount of outstanding 2.50% convertible senior subordinated notes (2.50% notes), plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. The 8.75% notes have a maturity date of February 2016 with no early redemption options for either Headwaters or the holders of the notes. Other than the different interest rate and two-year extended maturity date, the terms of the 8.75% notes, including the significant terms of conversion, are similar in all material respects to the terms of the 2.50% notes as described in the Form 10-K. Headwaters’ Chairman and CEO was a holder of $1.15 million of the 2.50% notes that were exchanged for 8.75% notes, which exchange was approved by the Board of Directors and occurred under the same terms as for the other exchange participants.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

In the December 2011 quarter, Headwaters repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. In the March 2012 quarter, Headwaters repurchased and canceled approximately $12.0 million of the 14.75% notes. Terms of repayment included premiums of approximately $1.6 million, which were charged to interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.7 million were also charged to interest expense.

In the June 2012 quarter, Headwaters repurchased and canceled the remaining $1.0 million outstanding balance of 14.75% notes, which repurchase included a premium of approximately $0.1 million. The premium and accelerated debt discount and debt issue costs aggregating approximately $0.2 million were charged to interest expense. Also in the June 2012 quarter, Headwaters redeemed at par the remaining $9.2 million of 16% notes and repurchased and canceled $5.0 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $4.7 million. The $0.3 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.5 million were charged to interest expense.

Interest and Debt Maturities — During the June 2011 and 2012 quarters, Headwaters incurred total interest costs of approximately $13.4 million and $16.0 million, respectively, including approximately $2.6 million and $6.8 million, respectively, of non-cash interest expense. During the nine months ended June 30, 2011 and 2012, Headwaters incurred total interest costs of approximately $113.1 million and $42.2 million, respectively, including approximately $17.1 million and $12.7 million, respectively, of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized in both periods. Interest expense for the nine months ended June 30, 2011 includes approximately $59.0 million of early repayment premium related to the retirement of the 11-3/8% senior secured notes in March 2011.

Interest income was approximately $0.1 million and $0 in the June 2011 and 2012 quarters, respectively, and $0.2 million and $0.1 million for the nine months ended June 30, 2011 and 2012, respectively. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 6.8% at September 30, 2011 and 7.1% at June 30, 2012. There are currently no maturities of debt prior to February 2014.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2011 and June 30, 2012 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2011 would have been approximately $427.0 million, compared to a carrying value of $527.8 million, and the aggregate fair value as of June 30, 2012 would have been approximately $501.0 million, compared to a carrying value of $503.1 million.

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

8.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2012, exclusive of discrete items, is currently expected to be approximately negative (12)%, which estimated rate was used to calculate income taxes for the June 2012 quarter and nine-month periods. Headwaters has also recognized approximately $1.5 million of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

net income tax benefit for discrete items that did not affect the calculation of the estimated effective income tax rate for the 2012 fiscal year. A majority of the benefit recognized for discrete items represented adjustments related to unrecognized income tax benefits. For the nine months ended June 30, 2011, Headwaters used an estimated effective income tax rate of negative (1)%, excluding approximately $3.2 million of income tax expense for discrete items.

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

The estimated effective income tax rate for fiscal 2012 of negative (12)% is due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expects to generate taxable income. As of June 30, 2012, Headwaters’ NOL and capital loss carryforwards total approximately $70.9 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $22.8 million of tax credit carryforwards as of June 30, 2012, which expire from 2014 to 2032.

The estimated effective tax rate for fiscal 2011 of negative (1)%, which was used to calculate income taxes for the 2011 periods, exclusive of discrete items, resulted from the same factors as the expected negative tax rate for 2012. The discrete items recorded during 2011 consisted primarily of changes in the valuation allowance and uncertain tax positions.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. During 2012, Headwaters reached a tentative agreement with the IRS for the 2009 fiscal year examination, which, as of June 30, 2012, has not resulted in any material changes to earnings or tax-related liabilities. Headwaters currently has open tax years subject to examination by the IRS or other taxing authorities for the years 2009 through 2011. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $1.5 million to $3.0 million of Headwaters’ unrecognized income tax benefits will be released within the next 12 months, depending on the timing of ongoing examinations, the expiration of statute of limitation time periods and other factors.

9.              Equity Securities and Stock-Based Compensation

Shelf Registration — Headwaters filed a universal shelf registration statement with the SEC under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Stock-Based Compensation — Stock-based compensation expense was approximately $0.9 million and $0.5 million for the June 2011 and 2012 quarters, respectively, and $3.0 million and $1.4 million for the nine months ended June 30, 2011 and 2012, respectively. As of June 30, 2012, there was approximately $1.2 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the new Directors’ Deferred Compensation Plan (DDCP) described in Note 12, non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses Headwaters’ stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters will be distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of June 30, 2012, the treasury stock and related deferred compensation obligation had a fair value of approximately $0.1 million, which amount was not significantly different from the carrying value at cost.

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated. In accordance with ASC 260, income (loss) from continuing operations for each period was used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so was anti-dilutive to the other per-share amounts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2011	2012	2011	2012

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations	$2,031	$2,042	$(130,599)	$(29,466)

Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(8,379)	(15,078)	(52,590)	(27,876)

Numerator for basic and diluted earnings per share — net loss	$(6,348)	$(13,036)	$(183,189)	$(57,342)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	60,474	60,931	60,408	60,871

Effect of dilutive securities — shares issuable upon exercise of SARs and options and vesting of restricted stock	0	494	0	0

Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	60,474	61,425	60,408	60,871

Basic and diluted earnings (loss) per share from continuing operations	$0.04	$0.03	$(2.16)	$(0.48)

Basic and diluted loss per share from discontinued operations	(0.14)	(0.24)	(0.87)	(0.46)

Basic and diluted loss per share	$(0.10)	$(0.21)	$(3.03)	$(0.94)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,931	2,243	2,825	3,432
Stock options	1,568	1,367	1,717	1,423
Restricted stock	0	0	70	55

11.       Restructuring Costs

Headwaters recorded restructuring costs in the 2011 fiscal year and during the six months ended March 31, 2012 as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. As reflected in the following table, the charges represent costs for workforce reductions and related

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

severance expenses, facility closures and consolidations, and certain asset impairments and write-downs. The restructuring was initiated in fiscal 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the 2011 actions have been incurred since that time.

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

The following table shows the activity in the restructuring cost liability accrual through June 30, 2012. A majority of the remaining unpaid balance as of June 30, 2012 is currently expected to be paid in years subsequent to fiscal 2012 because it relates to lease obligations under long-term facility leases.

(in thousands)
Balance as of September 30, 2010	$0
Costs incurred	7,370
Costs paid	(2,932)

Balance as of September 30, 2011	$4,438
Costs incurred	1,357
Costs paid	(3,813)

Balance as of June 30, 2012	$1,982

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2012, not disclosed elsewhere, are as follows:

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

In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period ending September 30, 2013 to the free cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through June 30, 2012, the remaining business units had generated approximately $286.6 million of free cash flow and incurred approximately $3.3 million of expense for these awards, including approximately $2.6 million which was accrued and unpaid as of June 30, 2012. The maximum payout under the amended performance unit awards if all performance criteria were to be achieved by all participating operating divisions would be approximately $28.1 million; however, due to the shortened five-year term of the performance period, the ultimate payout will be significantly less than the maximum potential payout.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Also in 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. For purposes of these awards, free cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated free cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum adjustment structure. The actual free cash flow generated during the performance period exceeded the maximum level, and the awards provided for 50% vesting as of September 30, 2011, with the remaining 50% to be vested as of September 30, 2012, provided the participant is still employed by Headwaters on the vest dates. Prior to settlement in cash, the awards are further adjusted using Headwaters’ average stock price for the 60 days immediately preceding each vest date.

During the nine months ended June 30, 2012, Headwaters recorded approximately $0.8 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price between September 30, 2011 and June 30, 2012. The change in Headwaters’ stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations for the September 2012 quarter. Assuming the average closing stock price for the 60 days in the period ended June 30, 2012 of $4.35 remains unchanged for the September 30, 2012 vest date, the total payouts under this arrangement, all of which have been accrued as of June 30, 2012, would be approximately $1.5 million.

In fiscal 2011, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated free cash flow generated during fiscal year 2011, with terms similar to those described above for 2010. Because the actual consolidated free cash flow generated during fiscal 2011 was below the threshold, these awards did not vest and no liability was recorded. During the December 2011 quarter, the Committee approved grants to participants in the corporate business unit related to consolidated free cash flow generated during fiscal 2012, again with terms similar to those described above for 2010. As of June 30, 2012, approximately $4.2 million has been recorded for the 2012 grants.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2012, approximately $0.3 million has been accrued for these awards because the stock price at June 30, 2012 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

During the December 2011 quarter, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which threshold must occur prior to September 30, 2014. The 60-day average stock price exceeded the required threshold during the March 2012 quarter and approximately $1.5 million has been accrued for these awards as of June 30, 2012. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Directors’ Deferred Compensation Plan (DDCP).  In January 2012, the Board of Directors approved a new deferred compensation plan for non-employee directors of Headwaters. The DDCP is a nonqualified plan that allows Headwaters and eligible directors to make tax-deferred contributions of certain cash compensation. Expenses incurred under the DDCP during the nine months ended June 30, 2012 were approximately $0.3 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Property, Plant and Equipment — As of June 30, 2012, Headwaters was committed to spend approximately $1.4 million on capital projects that were in various stages of completion.

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

Historically, until fiscal 2011, costs paid to outside legal counsel for litigation comprised a majority of Headwaters’ litigation-related costs. During the nine months ended June 30, 2011 and 2012, Headwaters incurred approximately $16.2 million and $1.5 million, respectively, of expense for legal matters. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a total liability as of June 30, 2012 of $16.0 million, of which $15.0 million was incurred during the March 2011 quarter. Claims and damages sought by claimants in excess of this amount are not deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million.  In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The $16.0 million is fully accrued. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit has transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The court has consolidated HRI’s case with related actions brought by other parties. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

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

Reechcraft.  In 2006, Tapco International Corporation entered into a contract with Reechcraft, Inc. for Reechcraft to manufacture and supply sheet metal bending tools, accessories for those tools, and specialized scaffolding systems to Tapco. Reechcraft claims that Tapco failed to purchase the quantity of products required under the contract. In July 2012, Reechcraft filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, claiming

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

damages of $3.1 million, in addition to interest, costs, and attorneys’ fees. Tapco denies Reechcraft’s allegations. Because the resolution of the arbitration is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Tapco’s liability.

Archstone.  Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and the parties are pursuing an interlocutory appeal of the order of dismissal. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

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

June 30, 2012

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — June 30, 2012

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$19,284	$—	$9,692	$—	$28,976
Trade receivables, net	91,494				91,494
Inventories	32,331				32,331
Current and deferred income taxes	13,790		8,887	(20,823)	1,854
Assets held for sale	6,835				6,835
Other	7,084		3,074		10,158
Total current assets	170,818	—	21,653	(20,823)	171,648

Property, plant and equipment, net	158,393	—	1,072	—	159,465

Other assets:
Intangible assets, net	148,832				148,832
Goodwill	116,671				116,671
Assets held for sale	7,812				7,812
Investments in subsidiaries and intercompany accounts	378,377	9,023	71,098	(458,498)	—
Intercompany notes	(637,046)		637,046		—
Deferred income taxes	81,672		22,514	(104,186)	—
Other	18,871		22,519		41,390
Total other assets	115,189	9,023	753,177	(562,684)	314,705

Total assets	$444,400	$9,023	$775,902	$(583,507)	$645,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,308	$—	$1,122	$—	$17,430
Accrued personnel costs	10,322		20,622		30,944
Accrued interest			8,592		8,592
Current and deferred income taxes	15,461	3,285	4,616	(20,823)	2,539
Liabilities held for sale	7,202				7,202
Other accrued liabilities	41,693		1,859		43,552
Total current liabilities	90,986	3,285	36,811	(20,823)	110,259

Long-term liabilities:
Long-term debt			503,062		503,062
Deferred income taxes	89,087		19,343	(104,186)	4,244
Unrecognized income tax benefits	5,101	10	3,611		8,722
Liabilities held for sale	8,545				8,545
Other	3,993		5,725		9,718
Total long-term liabilities	106,726	10	531,741	(104,186)	534,291
Total liabilities	197,712	3,295	568,552	(125,009)	644,550

Stockholders’ equity:
Common stock	213,158		61	(213,158)	61
Capital in excess of par value	245,340		639,474	(245,340)	639,474
Retained earnings (accumulated deficit)	(211,810)	5,728	(432,121)		(638,203)
Other			(64)		(64)
Total stockholders’ equity	246,688	5,728	207,350	(458,498)	1,268

Total liabilities and stockholders’ equity	$444,400	$9,023	$775,902	$(583,507)	$645,818

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$91,635	$—	$—	$91,635
Heavy construction materials	62,435			62,435
Energy technology	6,587			6,587
Total revenue	160,657	—	—	160,657

Cost of revenue:
Light building products	66,177			66,177
Heavy construction materials	47,234			47,234
Energy technology	3,258			3,258
Total cost of revenue	116,669	—	—	116,669

Gross profit	43,988	—	—	43,988

Operating expenses:
Amortization	5,673			5,673
Research and development	1,358			1,358
Selling, general and administrative	21,446		1,553	22,999
Restructuring costs	393			393
Total operating expenses	28,870	—	1,553	30,423

Operating income (loss)	15,118	—	(1,553)	13,565

Other income (expense):
Net interest expense	9		(13,346)	(13,337)
Other, net		1,703		1,703
Total other income (expense), net	9	1,703	(13,346)	(11,634)

Income (loss) from continuing operations before income taxes	15,127	1,703	(14,899)	1,931

Income tax benefit (provision)	267	20	(187)	100

Income (loss) from continuing operations	15,394	1,723	(15,086)	2,031

Loss from discontinued operations, net of income taxes	(8,379)			(8,379)

Net income (loss)	$7,015	$1,723	$(15,086)	$(6,348)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$97,164	$—	$—	$97,164
Heavy construction materials	74,728			74,728
Energy technology	3,729			3,729
Total revenue	175,621	—	—	175,621

Cost of revenue:
Light building products	66,558			66,558
Heavy construction materials	54,863			54,863
Energy technology	1,842			1,842
Total cost of revenue	123,263	—	—	123,263

Gross profit	52,358	—	—	52,358

Operating expenses:
Amortization	4,936			4,936
Research and development	2,280			2,280
Selling, general and administrative	22,539		6,673	29,212
Total operating expenses	29,755	—	6,673	36,428

Operating income (loss)	22,603	—	(6,673)	15,930

Other income (expense):
Net interest expense	(25)		(15,950)	(15,975)
Other, net	(268)		325	57
Total other income (expense), net	(293)	—	(15,625)	(15,918)

Income (loss) from continuing operations before income taxes	22,310	—	(22,298)	12

Income tax benefit (provision)	2,225	236	(431)	2,030

Income (loss) from continuing operations	24,535	236	(22,729)	2,042

Loss from discontinued operations, net of income taxes	(15,078)			(15,078)

Net income (loss)	$9,457	$236	$(22,729)	$(13,036)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$224,021	$—	$—	$224,021
Heavy construction materials	170,746			170,746
Energy technology	14,914			14,914
Total revenue	409,681	—	—	409,681

Cost of revenue:
Light building products	171,961			171,961
Heavy construction materials	133,095			133,095
Energy technology	7,731			7,731
Total cost of revenue	312,787	—	—	312,787

Gross profit	96,894	—	—	96,894

Operating expenses:
Amortization	16,826			16,826
Research and development	4,948			4,948
Selling, general and administrative	77,956		10,349	88,305
Restructuring costs	5,212		980	6,192
Total operating expenses	104,942	—	11,329	116,271

Operating loss	(8,048)	—	(11,329)	(19,377)

Other income (expense):
Net interest expense	15		(112,842)	(112,827)
Other, net	371	4,154		4,525
Total other income (expense), net	386	4,154	(112,842)	(108,302)

Income (loss) from continuing operations before income taxes	(7,662)	4,154	(124,171)	(127,679)

Income tax benefit (provision)	(113)	61	(2,868)	(2,920)

Income (loss) from continuing operations	(7,775)	4,215	(127,039)	(130,599)

Loss from discontinued operations, net of income taxes	(52,590)			(52,590)

Net income (loss)	$(60,365)	$4,215	$(127,039)	$(183,189)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$244,809	$—	$—	$244,809
Heavy construction materials	189,105			189,105
Energy technology	8,766			8,766
Total revenue	442,680	—	—	442,680

Cost of revenue:
Light building products	176,501			176,501
Heavy construction materials	143,341			143,341
Energy technology	4,473			4,473
Total cost of revenue	324,315	—	—	324,315

Gross profit	118,365	—	—	118,365

Operating expenses:
Amortization	15,739			15,739
Research and development	5,750			5,750
Selling, general and administrative	60,330		15,856	76,186
Restructuring costs	2,145			2,145
Total operating expenses	83,964	—	15,856	99,820

Operating income (loss)	34,401	—	(15,856)	18,545

Other income (expense):
Net interest expense	(62)		(41,896)	(41,958)
Other, net	(711)	(5,892)	2,350	(4,253)
Total other income (expense), net	(773)	(5,892)	(39,546)	(46,211)

Income (loss) from continuing operations before income taxes	33,628	(5,892)	(55,402)	(27,666)

Income tax benefit (provision)	4,035	(707)	(5,128)	(1,800)

Income (loss) from continuing operations	37,663	(6,599)	(60,530)	(29,466)

Loss from discontinued operations, net of income taxes	(27,876)			(27,876)

Net income (loss)	$9,787	$(6,599)	$(60,530)	$(57,342)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2011

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$(60,365)	$4,215	$(127,039)	$(183,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,959		72	48,031
Asset impairments and non-cash restructuring costs	39,210		980	40,190
Interest expense related to amortization of debt issue costs and debt discount			17,111	17,111
Stock-based compensation	1,708		1,276	2,984
Deferred income taxes	(8,826)	174	8,795	143
Net gain of unconsolidated joint ventures		(4,155)		(4,155)
Net gain on disposition of property, plant and equipment	(304)			(304)
Decrease in trade receivables	1,235			1,235
Decrease in inventories	1,490			1,490
Increase (decrease) in accounts payable and accrued liabilities	7,074		(7,548)	(474)
Other changes in operating assets and liabilities, net	(12,746)	(48)	2,760	(10,034)
Net cash provided by (used in) operating activities	16,435	186	(103,593)	(86,972)

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(19,788)			(19,788)
Proceeds from disposition of property, plant and equipment	420			420
Net decrease in long-term receivables and deposits	510			510
Net change in other assets	(784)	(186)	(119)	(1,089)
Net cash used in investing activities	(19,642)	(186)	(119)	(19,947)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			392,750	392,750
Payments on long-term debt			(342,509)	(342,509)
Employee stock purchases	417		129	546
Net cash provided by financing activities	417	—	50,370	50,787

Net decrease in cash and cash equivalents	(2,790)	0	(53,342)	(56,132)

Cash and cash equivalents, beginning of period	21,168	0	69,816	90,984

Cash and cash equivalents, end of period	$18,378	$0	$16,474	$34,852

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2012

	Guarantor	Non-guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$9,787	$(6,599)	$(60,530)	$(57,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,661		103	38,764
Asset impairments and non-cash restructuring costs	13,602			13,602
Interest expense related to amortization of debt issue costs and debt discount			12,687	12,687
Stock-based compensation	572		807	1,379
Deferred income taxes	55	27		82
Net loss of unconsolidated joint ventures		6,069		6,069
Net gain on disposition of property, plant and equipment	(902)			(902)
Gain on convertible debt repayments			(2,350)	(2,350)
Increase in trade receivables	(1,190)			(1,190)
Decrease in inventories	2,983			2,983
Decrease in accounts payable and accrued liabilities	(4,739)		(919)	(5,658)
Other changes in operating assets and liabilities, net	(56,656)	(18,019)	78,525	3,850
Net cash provided by (used in) operating activities	2,173	(18,522)	28,323	11,974

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(18,350)		(855)	(19,205)
Proceeds from disposition of property, plant and equipment	1,336			1,336
Proceeds from sale of interests in joint ventures		18,522		18,522
Net decrease (increase) in long-term receivables and deposits	(2,076)		1,977	(99)
Net change in other assets	(270)		(605)	(875)
Net cash provided by (used in) investing activities	(19,360)	18,522	517	(321)

Cash flows from financing activities:
Payments on long-term debt			(32,931)	(32,931)
Debt issue costs			(1,040)	(1,040)
Employee stock purchases	349		135	484
Net cash provided by (used in) financing activities	349	—	(33,836)	(33,487)

Net decrease in cash and cash equivalents	(16,838)	0	(4,996)	(21,834)

Cash and cash equivalents, beginning of period	36,122	0	14,688	50,810

Cash and cash equivalents, end of period	$19,284	$0	$9,692	$28,976

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and related notes included in this Form 10-Q. Our fiscal year ends on September 30 and unless otherwise noted, references to 2011 refer to our fiscal quarter and / or nine months ended June 30, 2011 and references to 2012 refer to our fiscal quarter and / or nine months ended June 30, 2012. Other references to years refer to our fiscal year rather than a calendar year.

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as an admixture in concrete, along with a smaller amount from services provided to utilities relating to the disposal of CCPs. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In the past, revenues for the energy technology segment have consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and since then the coal cleaning business has been presented as a discontinued operation. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries.

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

During 2008 and 2009, we developed the coal cleaning business in the energy technology segment, which is now classified as a discontinued operation. As the economy deteriorated beginning in late 2008, we focused on operational efficiency improvements and cost reductions, particularly in the light building products and heavy construction materials segments, in order to strengthen our balance sheet. The emphasis on cost reductions culminated in a restructuring effort initiated in fiscal 2011 and completed in March 2012, but cost control remains an area of ongoing focus.

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

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business, although none of those impairment charges affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in fiscal 2010 and 2011 and still exists, although there are nascent signs of a possible market stabilization occurring in many areas of the country. It is not possible to know when improved market conditions and a housing recovery will become sustainable and we can provide no assurances that the light building products market will improve in the near future.

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

Energy Technology Segment.  We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In fiscal 2011, we assessed the strategic fit of our various operations and decided to divest of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we currently expect to sell all, or substantially all, of the remaining business before the end of calendar 2012.

During fiscal 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded coal cleaning asset impairments in those years, including an impairment charge in 2012, to reduce the carrying value of the assets to fair value less estimated selling costs. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized to calculate the impairment charges; however, materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

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

Debt and Liquidity.  We became highly leveraged as a result of acquisitions, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. During 2005 through 2008, we made several early repayments of our long-term debt, but in subsequent years early repayments of long-term debt decreased, primarily due to our investments of available cash in the development of our coal cleaning business.

In fiscal 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under the former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently undrawn. During fiscal 2010 and 2011, we repaid most of our 16% convertible senior subordinated notes and a large portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In March 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in fiscal 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014. During fiscal 2012, we have continued to repurchase our convertible senior subordinated notes and we also issued approximately $49.8 million of new 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50 notes due in February 2014.

Capital expenditures in fiscal 2010 and 2011 were significantly lower than in prior years and this trend continues in fiscal 2012. This has allowed us to focus on liquidity and the early repayment of debt and has enabled us to continue implementing our overall operational strategy. We currently have approximately $29.0 million of cash on hand and total liquidity of approximately $80.1 million. Additional cash flow is expected to be generated from operations over the next 12 months.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The information set forth below compares our operating results for the three months ended June 30, 2012 (2012) with operating results for the three months ended June 30, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2012 was $175.6 million, up 9% from $160.7 million for 2011. Gross profit increased 19%, from $44.0 million in 2011 to $52.4 million in 2012. Our 2012 operating income was $15.9 million compared to operating income of $13.6 million in 2011, and income from continuing operations for both 2012 and 2011 was $2.0 million, or $0.04 per diluted share in 2011 and $0.03 per diluted share in 2012. Our net loss including discontinued operations increased from $(6.3) million, or a diluted loss per share of $(0.10), in 2011, to a net loss of $(13.0) million, or $(0.21) per diluted share, in 2012.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2012 were $97.2 million with a corresponding gross profit of $30.6 million. Sales of light building products in 2011 were $91.6 million with a corresponding gross profit of $25.5 million. We experienced growth in our siding group primarily from new product offerings, but also from improved end markets. Growth in architectural stone was driven by increased market share and improved end domestic markets. Revenue in siding and stone benefited from both price and volume increases. Revenue in our concrete block product group declined because of slower school construction in the Texas market, although we are starting to see some increases in sales from new products and retail channel sales. In fiscal 2011, we implemented a major restructuring initiative which positively impacted the gross margin. We continue to focus on cost reduction measures, resulting in improved efficiencies and better economic performance.

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

According to the National Association of Home Builders, the most current 10- and 50-year averages for new housing starts were 1.3 million and 1.5 million units, respectively. New housing starts were 0.6 million units in both calendar 2010 and 2011. Further, during the last 50 years, the four years with the lowest number of housing starts were 2008, 2009, 2010 and 2011. As of June 2012, the seasonally adjusted annual number of new housing starts was 0.8 million units. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau’s Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to a subsequent low of $110.7 billion in the first quarter of calendar 2011, then rose to $114.8 billion in the first quarter of calendar 2012, the latest quarter for which actual data is available. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University is that the four-quarter moving average will be $128.9 billion in the first quarter of calendar 2013.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. According to a 2009 report by the Harvard Joint Center for Housing Studies, the nation’s housing stock would need to accommodate approximately 12.5 million to 14.8 million additional households due to population growth over the subsequent decade, or approximately 1.3 million to 1.5 million households per year.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2012 were $74.7 million with a corresponding gross profit of $19.9 million. Heavy construction materials revenues for 2011 were $62.4 million with a corresponding gross profit of $15.2 million. We experienced revenue growth in both CCP sales and in CCP services provided to utilities, but certain utilities experienced unplanned outages and lower electricity demand, reducing overall service activities from expected levels. We continued to experience year-over-year growth in product shipments and we were awarded two new CCP management contracts during the quarter. We anticipate that the record high temperatures will have a positive impact on coal consumption, increasing service revenue over the next several months. The improvement in gross margin was primarily the result of improved product sales, product mix and our continuous improvement efforts to lower costs.

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

Low natural gas prices and EPA regulations have combined to force the shutdown of several coal combustion power plants, negatively impacting the supply of CCPs for beneficial use. However, we have multiple sources of supply and a broad distribution system, which allows us to backfill CCPs in locations where power plants have closed, creating an opportunity for potential growth.

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

On April 18, 2012 the House of Representatives passed a short-term extension of existing transportation funding, creating an opportunity to hold a conference with the Senate, which had previously passed a new transportation bill. The House added its fly ash bill (H.R. 2273) to the short-term transportation extension, resulting in fly ash disposal legislation also moving to conference with the Senate. However, the fly ash language was not added to the final transportation bill. We are seeking another vehicle to which we can attach the language. Importantly, we have gained significant bipartisan Senate support for a legislative solution to the issues surrounding fly ash disposal.

To date, there has been minimal activity in the environmental litigation associated with fly ash disposal. We do not anticipate any decision in the litigation in 2012.

Finally, the EPA has not completed its risk evaluation of encapsulated beneficial use of fly ash. When the risk evaluation is complete, we believe that the EPA may apply the risk evaluation methodology to concrete and wall board, two examples of encapsulated products, confirming the historical consensus that there is no environmental exposure associated with the use of fly ash as a partial replacement for portland cement in concrete.

At this time, it is not possible to predict the form that potential legislation or final regulations will take. Either of the proposed options proposed by the EPA is likely to increase the complexity and cost of managing and disposing of CCPs. If the EPA decides to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations. Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and our relationships with utilities. There can be no guarantee that such regulations would not reduce fly ash supplies or our ability to market fly ash and other CCPs for certain uses, which would have a material adverse effect on our operations and financial condition.

Energy Technology Segment.  Energy technology segment revenues for 2012 were $3.7 million with a corresponding gross profit of $1.9 million. Revenues for 2011 were $6.6 million with a corresponding gross profit of $3.3 million. Following the decision to sell the coal cleaning business and the sale of our interest in the Blue Flint ethanol plant, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. Catalyst sales in 2012 were lower than in 2011 primarily due to reduced usage at one of our customer facilities and the timing of shipments.

Operating Expenses, including Restructuring Costs.  Amortization of intangible assets decreased in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses increased approximately $0.9 million from 2011 to 2012, primarily due to changes in long-term incentive compensation expense tied in part to changes in our stock price. The stock price increased during the June 2012 quarter, but decreased during the June 2011 quarter. Selling, general and administrative expenses increased approximately $6.2 million, from $23.0 million in 2011 to $29.2 million in 2012. The increase was primarily attributable to increased incentive compensation in 2012, due to compensation tied to improved performance and changes in our stock price. We normally record the majority of our incentive compensation in the third and fourth quarters of our fiscal year due to the seasonality of our business.

In 2011, we recorded $0.4 million of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. The charges consisted primarily of workforce reductions and related severance expenses as described in more detail in Note 11 to the consolidated financial statements. The restructuring was initiated in fiscal 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the 2011 actions have been incurred since that time.

Other Income and Expense.  For 2012, we reported net other expense of $15.9 million, compared to net other expense of $11.6 million for 2011. The increase of $4.3 million was comprised of an increase in net interest expense of approximately $2.7 million and a decrease in net other income of approximately $1.6 million.

Net interest expense increased from $13.3 million in 2011 to $16.0 million in 2012 due primarily to accelerated debt discount and debt issue cost amortization of approximately $5.2 million related to the 2012 early retirements of our convertible senior subordinated debt, described in detail in Note 6 to the consolidated financial statements. In 2011, there was only $1.3 million of interest expense related to early retirements of debt. Partially offsetting the increase in accelerated debt discount and debt issue cost amortization in 2012 was reduced interest expense on lower balances of outstanding long-term debt in 2012, due to early repayments of debt during the 12 months ended June 30, 2012. Based on current balances of outstanding long-term debt and assuming there are no additional early retirements of debt during the September 2012 quarter, interest expense in fiscal 2012 is currently expected to total approximately $53.0 million.

The decrease in net other income of $1.6 million was primarily the result of approximately $1.7 million of income in 2011 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012.

Income Tax Provision.  Reference is made to Note 8 to the consolidated financial statements for a detailed description of the negative estimated effective income tax rates used to record the income tax benefit in 2011 and 2012, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both periods. We currently expect to record a full valuation allowance on our net amortizable deferred tax assets until some point in time after our return to profitability.

Discontinued Operations.  Coal sales of $6.6 million in 2012 were lower than sales of $9.9 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both periods. In addition, we recorded a $13.0 million impairment of the coal cleaning assets in 2012. We sold one coal cleaning facility in 2012 and currently expect to sell all, or substantially all, of the remaining business before the end of calendar 2012. The pressure put on coal by low natural gas prices and the EPA has increased the difficulty of concluding a transaction. It is currently expected that some losses will be incurred in operating and maintaining the coal cleaning facilities until such time as they are sold; however, it is not currently possible to know when the facilities will be sold, or what the losses might be until that time.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

The information set forth below compares our operating results for the nine months ended June 30, 2012 (2012) with operating results for the nine months ended June 30, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2012 was $442.7 million, up 8% from $409.7 million for 2011. Gross profit increased 22%, from $96.9 million in 2011 to $118.4 million in 2012. Our 2012 operating income was $18.5 million compared to an operating loss of $(19.4) million in 2011, and the loss from continuing operations decreased to $(29.5) million, or $(0.48) per diluted share, from $(130.6) million, or $(2.16) per diluted share, in 2011. Our net loss including discontinued operations decreased from $(183.2) million, or a diluted loss per share of $(3.03), in 2011, to a net loss of $(57.3) million, or $(0.94) per diluted share, in 2012. There were several significant non-routine adjustments recorded in 2011, in the March 2011 quarter, including approximately $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of our 11-3/8% senior secured notes), $37.0 million of coal cleaning asset impairments, and $15.0 million of accrued legal costs related to a judgment in an ongoing legal matter. These adjustments and others are discussed in more detail below.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2012 were $244.8 million with a corresponding gross profit of $68.3 million. Sales of light building products in 2011 were $224.0 million with a corresponding gross profit of $52.1 million. We experienced growth in our siding group primarily from new product offerings, but also from improved end markets. Growth in architectural stone was driven by increased market share and improved end domestic markets. Revenue in siding and stone benefited from both price and volume increases. Revenue in our concrete block product group declined primarily because of slower school construction in the Texas market. In fiscal 2011, we implemented a major restructuring initiative which positively impacted the gross margin. We continue to focus on cost reduction measures, resulting in improved efficiencies and better economic performance.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2012 were $189.1 million with a corresponding gross profit of $45.8 million. Heavy construction materials revenues for 2011 were $170.7 million with a corresponding gross profit of $37.7 million. We experienced revenue growth in both CCP sales and in CCP services provided to utilities. The improvement in gross margin was primarily the result of improved product sales, product mix and our continuous improvement efforts to lower costs.

Energy Technology Segment.  Energy technology segment revenues for 2012 were $8.8 million with a corresponding gross profit of $4.3 million. Revenues for 2011 were $14.9 million with a corresponding gross profit of $7.2 million. Catalyst sales in 2012 were lower than in 2011 primarily due to reduced usage at one of our customer facilities and the timing of shipments.

Operating Expenses, including Restructuring Costs.  Amortization of intangible assets decreased in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses increased approximately $0.8 million from 2011 to 2012, primarily due to changes in long-term incentive compensation expense tied in part to changes in our stock price. The stock price increased during 2012, but decreased during 2011. Selling, general and administrative expenses decreased approximately $12.1 million, from $88.3 million in 2011 to $76.2 million in 2012. The decrease was primarily attributable to $15.0 million of litigation expense recognized in 2011, as described in Note 12 to the consolidated financial statements, and cost reductions initiated in late fiscal 2011, partially offset by increased incentive compensation in 2012 (due to compensation tied to improved performance and changes in our stock price).

In 2011 and 2012, we recorded $6.2 million and $2.1 million, respectively, of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment, all as described in Note 11 to the consolidated financial statements.

Other Income and Expense.  For 2012, we reported net other expense of $46.2 million, compared to net other expense of $108.3 million for 2011. The decrease of $62.1 million was comprised of a decrease in net interest expense of approximately $70.9 million and a decrease in net other income / increase in net other expense of approximately $8.8 million.

Net interest expense decreased from $112.8 million in 2011 to $41.9 million in 2012 due primarily to approximately $59.0 million of premium relating to the 2011 early retirement of our 11-3/8% senior secured notes plus approximately $8.8 million of accelerated debt discount and debt issue costs associated with that early repayment, along with approximately $3.0 million of reduced interest expense from the lower-rate senior debt outstanding in 2012 as compared to the higher-rate senior debt outstanding for most of 2011.

The decrease in net other income / increase in net other expense of $8.8 million was primarily the result of approximately $4.2 million of income in 2011 related to our equity interest in the Blue Flint joint venture compared to approximately $6.4 of expense in 2012 (including a loss on sale of approximately $6.2 million), partially offset by a gain of $2.3 million from the early repayments of convertible debt in 2012.

Income Tax Provision.  Reference is made to Note 8 to the consolidated financial statements for a detailed description of the negative estimated effective income tax rates used to record income tax expense in 2011 and 2012, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  Coal sales of $16.4 million in 2012 were lower than sales of $40.3 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both periods. In addition, we recorded a $37.0 million impairment of the coal cleaning assets in 2011 and a $13.0 million impairment in 2012.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the nine months ended June 30, 2012 (2012) was $12.0 million, compared to net cash used in operating activities of $(87.0) million during the nine months ended June 30, 2011 (2011). The large net loss in 2011 was due primarily to three non-routine adjustments. Two of the three adjustments, a $37.0 million impairment of coal cleaning assets and a $15.0 million litigation accrual, did not involve cash. The third adjustment, $68.9 million of interest expense related to our March 2011 senior debt refinancing, most of which did involve the use of cash, was the most significant reason for the $87.0 million use of cash for operations in 2011.

In both periods, our primary investing activity consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2012, we also received approximately $18.5 million of proceeds from the sale of our interest in an equity-method investee. In 2011, our primary financing activity was the March 2011 senior debt refinancing, and in 2012 our primary financing activity consisted of repayments of our long-term convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2012, total expenditures for property, plant and equipment and payments for acquisitions were $19.2 million, a decrease of $0.6 million from 2011. In both periods, the majority of capital expenditures related to the maintenance of operating capacity in our light building products segment. Total fiscal 2012 expenditures for property, plant and equipment and payments for acquisitions are currently expected to be less than the fiscal 2011 level of approximately $30.0 million.

Capital expenditures are limited by the terms of our ABL Revolver to $60.0 million in fiscal 2012. As of June 30, 2012, we were committed to spend approximately $1.4 million on capital projects that were in various stages of completion. In both periods, we acquired certain assets and assumed certain liabilities of some small privately-held companies in the light building products industry.

As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration totaling approximately $8.4 million, which amount would be received over a number of years, depending upon future plant production levels. We currently expect to sell all, or substantially all, of the remaining business before the end of calendar 2012. At the current time, it is not possible to accurately predict the amount of cash we will realize upon sale of the coal cleaning business nor the amount of cash we will expend operating and maintaining the facilities until such time as they are sold.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of covenant restrictions under our former senior secured notes, but also due to cash flow considerations and events affecting the debt and equity markets, we have not made any large acquisitions since 2007. We have also invested in joint ventures which are accounted for using the equity method of accounting, one of which was sold in fiscal 2010 and one of which was sold effective January 1, 2012. Proceeds of approximately $18.5 million were received in 2012 related to the January 2012 sale. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the five-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

Financing Activities.  In March 2011, we issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of the net proceeds to repay the former 11-3/8% senior secured notes and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The March 2011 refinancing accomplished several objectives, the most important of which was to extend the maturity of our senior debt.

In 2012, we issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% convertible senior subordinated notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. The 8.75% notes have a maturity date of February 2016, which is two years after the maturity date of the 2.50% notes, which extended maturity date was the primary reason for issuing the 8.75%  notes. The 2016 maturity date for the 8.75% notes better matches our projected generation of free cash flow. Other than the different interest rate and two-year extended maturity date, the terms of the 8.75% notes are similar in all material respects to the terms of the 2.50% notes as described in the Form 10-K.

In 2012, we repurchased and canceled approximately $34.7 million in aggregate principal amount of convertible senior subordinated notes for cash consideration of approximately $34.1 million in several different transactions. Terms of repayment for some of these transactions included premiums totaling approximately $1.7 million. For certain other transactions, gains totaling approximately $2.3 million were recognized and recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $2.2 million were charged to interest expense. In 2011, we repurchased and canceled approximately $14.5 million in aggregate principal amount of our convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $2.6 million, which were recorded in interest expense. Accelerated debt discount and debt issue costs aggregating approximately $1.0 million were also charged to interest expense.

Following all of the above-described transactions, we now have no debt maturities until 2014 and currently believe our cash flows will be sufficient to repay maturing debt on or before the due dates. Debt reduction remains a high priority. We currently plan to continue our program of early convertible debt repayment, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of June 30, 2012. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of June 30, 2012, availability under the ABL Revolver was approximately $51.1 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of June 30, 2012, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements and our Form 10-K for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

In February 2012, we filed a universal shelf registration statement with the SEC under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Working Capital.  As of June 30, 2012, our working capital was $61.4 million (including $29.0 million of cash and cash equivalents) compared to $69.6 million as of September 30, 2011. Notwithstanding the continuing pressure on our revenues as a result of existing economic conditions, we currently expect operations to produce positive cash flow during the September 2012 quarter and in future years. We currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

Income Taxes.  Cash outlays for income taxes in both periods were less than $1.5 million and consisted primarily of estimated state income taxes. We have utilized our fiscal 2009 and prior year federal NOLs by carrying those amounts back to prior years, receiving income tax refunds. NOLs and tax credit carryforwards for fiscal 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In fiscal 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets, a situation that is also expected to continue throughout fiscal 2012 and beyond. As of June 30, 2012, our NOL and capital loss carryforwards total approximately $70.9 million (tax effected). The U.S. and state NOLs and capital losses expire from 2012 to 2032. Substantially all of the non-U.S. NOLs do not expire. In addition, there are approximately $22.8 million of tax credit carryforwards as of June 30, 2012, which expire from 2014 to 2032. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In future periods, significant cash requirements will also include the repayment of debt, but not prior to February 2014. Reference is made to Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Recent Accounting Pronouncements

Reference is made to Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price. In addition, future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 6 to the consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes. Through December 31, 2011, we were also exposed to market risks related to the activities of one of our joint ventures, the Blue Flint joint venture, which had derivatives in place related to variable interest rates and commodities. As described in Note 13 to the consolidated financial statements, we sold our interest in that joint venture effective January 1, 2012.

As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated in the second half of fiscal 2010. During the nine months ended June 30, 2012, we recorded approximately $0.8 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price between September 30, 2011 and June 30, 2012. The change in our stock price through the final vest date of September 30, 2012 will result in adjustment of the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations for the September 2012 quarter. Assuming the average closing stock price for the 60 days in the period ended June 30, 2012 of $4.35 remains unchanged for the September 30, 2012 vest date, the total payouts under this arrangement for the final vest date, all of which have been accrued as of June 30, 2012, would be approximately $1.5 million. A 10% change in the 60-day average stock price as of September 30, 2012 from the June 30, 2012 average of $4.35 would result in an increase or decrease of approximately $0.2 million in the September 30, 2012 payout liability.

Also as described in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated free cash flow generated during fiscal 2012. During the nine months ended June 30, 2012, we recorded approximately $4.2 million of expense for the 2012 performance unit awards, calculated based on progress toward the consolidated free cash flow goal for the year and an increase in the stock price between September 30, 2011 and June 30, 2012. Changes in our free cash flow generation as well as changes in the stock price through September 30, 2012 will result in adjustment of the expected liability as of September 30, 2012, which adjustment (whether positive or negative) will be reflected in our statement of operations for the September 2012 quarter. Changes in the stock price can result in an increase or decrease in the estimated September 30, 2012 payout liability; however, any adjustments are also dependent upon the amount of free cash flow generated in the fiscal year.

In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.3 million of which are currently outstanding. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vesting dates, and will be settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2012, $0.3 million has been accrued for these awards because the stock price at June 30, 2012 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond the grant-date stock price of $3.81 through September 30, 2015 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

During the December 2011 quarter, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above. Approximately $1.5 million has been accrued for these awards as of June 30, 2012. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2012 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the three-month period ended June 30, 2012, but did purchase treasury stock. As described in Notes 9 and 12 to the consolidated financial statements, our Board of Directors approved a new Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended June 30, 2012.

(in thousands, except per-share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2012 – April 30, 2012	0	n/a	n/a	n/a
May 1, 2012 – May 31, 2012	14,192	$4.51	n/a	n/a
June 1, 2012 – June 30, 2012	0	n/a	n/a	n/a
Total	14,192	$4.51	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations are subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this quarterly report.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included herein:

10.60	Employment Agreement with Kirk A. Benson, dated as of 30 July 2012	*
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance document	**
101.SCH	XBRL Taxonomy extension schema	**
101.CAL	XBRL Taxonomy extension calculation linkbase	**
101.DEF	XBRL Taxonomy extension definition linkbase	**
101.LAB	XBRL Taxonomy extension label linkbase	**
101.PRE	XBRL Taxonomy extension presentation linkbase	**

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: August 2, 2012	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)