Form 10-K
period 2012-09-30
HEADWATERS INC
filed 2012-11-16
CIK 1003344

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32459

HEADWATERS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0547337 (I.R.S. Employer Identification No.)
10653 South River Front Parkway, Suite 300 South Jordan, Utah (Address of principal executive offices)	84095 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2012 was $247,249,905, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of October 31, 2012 was 61,144,589.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual meeting of stockholders to be held in 2013 are incorporated by reference into Part III of this Report on Form 10-K.

Forward-looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as "may," "should," "intends," "plans," "expects," "anticipates," "targets," "goals," "projects," "believes," "seeks," "estimates," "forecasts," or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A hereof. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I

ITEM 1.    BUSINESS

General Development of Business

        Headwaters Incorporated ("Headwaters") is a building products company providing products and services in the light and heavy building materials sectors. Our vision is to improve lives through innovative advancements in construction materials. We sell building products such as manufactured architectural stone, siding accessory products and concrete block. We market coal combustion products ("CCPs"), including fly ash which is primarily used as a partial replacement for portland cement in concrete. We also provide services to electric utilities related to the management of CCPs. We are involved in energy through reclaiming waste coal and heavy oil upgrading processes. We have assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in our energy segment which do not align with our long-term strategy. Since September 2011 our business of reclaiming waste coal has been classified as held for sale and presented as a discontinued operation. We intend to expand our light building products and heavy construction materials businesses through growth of existing operations and commercialization of new technologies and products.

        We conduct our business primarily through the following three reporting segments: light building products, heavy construction materials, and energy technology.

        Light Building Products.    We compete in the light building products industry, which is currently our largest reporting segment based on revenue. We have leading positions in several light building product categories.

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

        We are a leading producer of manufactured architectural stone. Eldorado Stone, our largest stone brand by revenue, is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our two additional brands are marketed at different price points in the manufactured architectural stone market, allowing us to compete across a broad spectrum of customer profiles. Our manufactured stone sales are driven by new residential construction demand and residential repair and remodeling, as well as commercial construction markets.

        We are the largest manufacturer of concrete block in the Texas market, which we believe to be one of the largest concrete block markets in the United States. We offer a variety of concrete based masonry unit products and employ a regional branding and distribution strategy. A large portion of our concrete block sales are generated from the institutional construction markets in Texas, including school construction.

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

        Heavy Construction Materials.    We compete in the heavy construction materials industry. We are the national leader in the management and marketing of CCPs, procuring CCPs from coal-fueled electric generating utilities and supplying them to our customers for use in a variety of concrete infrastructure and building projects. CCPs, such as fly ash and bottom ash, are the non-carbon components of coal that remain after coal is burned. CCPs traditionally have been an environmental and economic burden for power generators but can be a source of value when properly managed.

        Fly ash may be used as a mineral admixture for the partial replacement for portland cement in concrete. Concrete made with fly ash has better performance characteristics than concrete made only from portland cement, including improved durability, decreased permeability and enhanced corrosion-resistance. Further, concrete made with CCPs is easier to work with than concrete made only with portland cement, due in part to its better pumping and forming properties. Because fly ash can be substituted for a portion of the portland cement used in concrete and is generally less expensive per ton than portland cement, the total cost of concrete made with fly ash can be lower than the cost of concrete made solely with portland cement.

        In order to ensure a steady and reliable supply of CCPs, we enter into long-term and exclusive management contracts with coal-fueled electric generating utilities, maintain 22 stand-alone CCP distribution terminals across North America and support approximately 100 plant-site supply facilities. We own or lease approximately 1,130 rail cars and approximately 150 road licensed trucks, in addition to contracting with other carriers in order to meet transportation needs for the marketing and disposal of CCPs. Our extensive distribution network allows us to transport CCPs across the nation, including into states that represent important construction markets but that have a low production of quality CCPs.

        A substantial majority of our CCP revenue comes from sales to customers who use fly ash as a partial replacement for portland cement in concrete. These customers are primarily ready mix producers, but also include paving contractors and manufacturers of concrete products. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell fly ash in multiple regions across the country. We believe we attract a broad base of customers because of our ability to provide competitive pricing and reliable supplies.

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

        Energy Technology.    Although held for sale and presented as a discontinued operation, currently we own eight coal cleaning facilities that are capable of separating ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. The cleaned coal is intended to be sold primarily to electric power plants and other industrial users as well as into metallurgical coal markets. We expect that our sales of cleaned coal products generate refined coal tax credits under IRS Code Section 45 when the coal is sold into the steam market. In September 2011 we committed to a plan to sell all of our coal cleaning facilities. During 2012 we sold one facility and in October 2012 we sold two more facilities. Our eight remaining facilities are under contract for sale with closing anticipated before the end of calendar 2012, subject to the satisfaction of certain material conditions. We are also involved in heavy oil upgrading processes and liquefaction of coal into liquid fuels.

        Headwaters was incorporated in Delaware in 1995. Our stock trades under the New York Stock Exchange symbol "HW."

        As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Tapco International Corporation and Headwaters Construction Materials, Inc. and its subsidiaries, including Eldorado Stone LLC, and its subsidiaries and affiliates (operating in our light building products segment); Headwaters Resources, Inc. and its subsidiaries (operating in our heavy construction materials segment);

Headwaters Energy Services Corp. and its subsidiaries (operating in our energy technology segment); Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc. ("HTI," operating in our energy technology segment); unless the context otherwise requires. As used in this report, Headwaters Building Products or "HBP" refers to Tapco International Corporation and its subsidiaries and to Headwaters Construction Materials, Inc., together with its subsidiaries including "Eldorado", which refers to Eldorado Stone LLC and its subsidiaries and affiliates); "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HPS" refers to Headwaters Plant Services, Inc.; "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; and "HTI" refers to Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc.; unless the context otherwise requires.

Light Building Products

        We produce light building products that minimize waste, conserve natural resources, and use less energy in manufacturing or application. We operate leading businesses in siding accessories, manufactured architectural stone and concrete blocks. We manufacture and distribute nationally siding accessories (such as window shutters, gable vents, mounting blocks, simulated wood shake siding, and composite roofing), and professional tools used in exterior residential remodeling and construction. Our manufactured architectural stone and building accessories products have a national presence in commercial, residential and remodeling markets. We also are a leading supplier of concrete blocks and specialty blocks in Texas. We believe our building products position us for growth after the end of the current downturn in residential construction.

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

        Brands include "Tapco Integrated Tool Systems," "Mid-America Siding Components," "Builders Edge," "Atlantic Premium Shutters," "Vantage," "The Foundry," "InSpire," and "WellCraft." We market our injection-molded building product accessories to retailers and mass merchandisers through our Builders Edge and Vantage brands and to the manufactured housing market through the MHP brand. In addition, we market tools through the Tapco brand, functional shutters and storm protection systems through the Atlantic Premium Shutters brand, specialty siding product through the Foundry brand, specialty roofing products through the InSpire brand, and window wells under the WellCraft brand.

        These building products principally serve applicator needs for siding and roofing. Our injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and plastic products.

        Manufactured Architectural Stone.    Under the Eldorado Stone, Dutch Quality Stone and StoneCraft brands, we offer a wide variety of high-quality manufactured architectural stone products to meet a variety of design needs and price points. Our manufactured architectural stone siding incorporates several key features, including high aesthetic quality, ease of installation, durability, low maintenance, attractive cost relative to other siding materials and widespread availability in the marketplace. Our largest brand by revenue, Eldorado Stone, is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our manufactured architectural stone siding is a lightweight, adhered siding product recommended or used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition, our manufactured stone product lines are used in a variety of external and internal home applications such as walls, archways, fireplaces, patio kitchens and landscaping. We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

        Concrete Block.    We are one of the largest manufacturers and sellers of concrete block in the Texas market, one of North America's largest markets. We offer a variety of concrete-based masonry products including standard grey block, split faced block, ground face block, polished block and textured block. Our product offerings allow us to meet a range of architectural specifications for concrete block and other products. We employ a regional branding and distribution strategy. In 2012 we began producing a polished block that we expect will allow us to further expand marketing beyond the Texas market. A large portion of our concrete block sales are generated from institutional construction markets in Texas, including school construction. Fly ash is used in the manufacturing process for concrete block.

  Manufacturing

        We conduct manufacturing, distribution and sales operations for resin-based siding accessories and ancillary products through four facilities. Manufacturing assets include more than 100 injection molding presses, many of which are automated through robotics or conveyor systems which have reduced cycle times and have helped to reduce waste. Nonconforming output is often reused as raw material, further minimizing waste.

        Our manufactured architectural stone brands are currently manufactured through a network of six plants. We reduced our manufacturing footprint in recent years as a result of the residential construction down cycle. We remain focused on improving product quality while reducing the cost of the manufactured architectural stone we produce.

        We operate six modern concrete block manufacturing facilities. Our block operations are located to provide coverage of all the key metropolitan areas in Texas and Baton Rouge, Louisiana, and to lower transportation costs and gain efficiencies by concentrating the manufacturing of specific products in fewer facilities.

  Sales and Marketing

        Our resin-based siding products' sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include over 150 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

        Our manufactured architectural stone products sales force works directly with wholesale customers as well as architects and contractors to provide information concerning the attributes and ease of installation of our manufactured stone product and to promote market acceptance over traditional building materials. Similarly, our block sales personnel work with architects and contractors to have our products specified on construction projects.

        We maintain relationships with local contractors, professional builders, and other end-users by participating each year in many local and national shows. Local shows, sponsored by local distributors, enable us to promote our products through hands-on comparisons to competing products. These shows enable us to receive useful feedback from local contractors, which may lead to new product ideas as well as significant goodwill within the trade.

  Distribution

        Resin-based siding accessories and our ancillary products are distributed throughout the United States and Canada through four primary distribution channels: one-step distributors that sell directly to contractors, two-step distributors that sell our products to lumberyards and one-step distributors, retail home centers/mass merchandisers, and manufactured housing.

        Manufactured architectural stone is distributed throughout North America, Europe and Asia primarily on a wholesale basis through a network of distributors, including masonry and stone suppliers, roofing and siding materials distributors, fireplace suppliers and other contractor specialty stores. We also distribute some brands through national retail home centers.

        We distribute our concrete block products through national and regional retail home centers as well as through direct sales to masonry contractors and general contractors.

  Major Customers

        We have a large customer base for our light building products in the residential home improvement and new home construction markets that include many retail customers and siding wholesalers across North America and to a lesser extent, in Europe and Asia. Sales are broadly diversified across customers and ship-to locations, mitigating the impact of regional economic circumstances, which has helped us maintain industry share in the recently shrinking market. For 2012, three large customers represented approximately 20% of total sales of the resin-based siding products division. None of our other building products divisions had a customer representing over 10% of product sales.

  Sources of Available Raw Materials

        The primary raw material purchased for resin-based siding products is polypropylene which is available for purchase from multiple suppliers. We also use comparatively small amounts of styrene and PVC. From time to time, prices for some of the raw materials used in production/assembly processes fluctuate significantly. Although we do not have any long-term contracts with suppliers and we purchase supplies on a purchase order basis, we occasionally make volume purchases of materials at fixed prices.

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

  Competition

        We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business' strong market position suggests that its future growth will come largely from improved demand for building products when the construction sector of the economy strengthens, not from increasing market share in the siding accessories industry. We have developed a recognized name in the manufactured architectural stone industry and a strong market share because our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a multi-channel distribution network, but faces strong competition from producers that may be closer to certain end markets. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas, facing competition from other Texas block businesses.

        Our primary competition for resin-based siding products includes Ply Gem and Pinckney in the siding accessories market, and CertainTeed in the specialty siding market. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, such as Boral Stone Products LLC and Coronado Stone Products. With respect to concrete masonry units, national and regional competition includes Featherlite, IPC Building Products, Pavestone, Revels Block & Brick and Jewell Concrete Products. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily than we can.

Heavy Construction Materials—Coal Combustion Products

        We are the nation's largest manager and marketer of CCPs, including fly ash, a mineral admixture that may be used as a partial replacement for portland cement in concrete. In order to help protect our supply of CCPs, we have formed numerous long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and maintain 22 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. With our extensive distribution network, we can transport CCPs significant distances to states that have limited coal-fueled electric utilities producing CCPs yet historically have been high volume CCP markets.

  Principal Products and their Markets

        CCPs are varying types of inorganic residuals from burning coal. CCPs have been an environmental and economic burden for power generators; however, when properly managed CCPs can be valuable products. Of the different CCPs, we sell fly ash (captured from the flue gas) which is used primarily as an admixture for the partial replacement for portland cement in a wide variety of concrete applications, including infrastructure, commercial, and residential construction. We believe we are currently the largest manager and marketer of CCPs in the United States and also conduct business in Canada. We have a number of long-term, exclusive management contracts with coal-fueled, electric generating utilities throughout the United States and provide CCP management services at approximately 100 locations.

        Utilities produce CCPs year-round. In comparison, sales of CCPs and building products produced using CCPs are seasonal, following construction market demands. CCPs must be disposed of or stored in terminals during the off-peak sales periods as well as transported to where they are needed for use. Due to transportation costs, the CCP market is generally regional, with product transportation to states like California and Florida that have scarce supply of coal-fueled electric utilities producing high quality CCPs. As the largest manager and marketer of CCPs in the United States, we benefit from contractual supplies and our extensive distribution system. We maintain 22 stand-alone CCP distribution terminals across North America, as well as approximately 100 plant-site supply facilities. We own or lease approximately 1,130 rail cars and more than 150 trucks and contract with other carriers to meet our transportation needs for the marketing and disposal of CCPs. In addition, we have more than 40 area managers and technical sales representatives nationwide to provide customer support.

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

        The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental impact. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces greenhouse gas emissions. According to the U.S. Environmental Protection Agency ("EPA"), one ton of fly ash used as a replacement for portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by a number of federal agencies, including the U.S. Department of Energy, the U.S. Department of Transportation, and the U.S. Environmental Protection Agency. Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. In June 2010, the EPA issued a proposed rule to regulate the disposing of CCPs which, if adopted is likely to increase the cost of managing and disposing of CCPs and which may have an adverse effect on beneficial use and sales of CCPs (see "Business—Regulation" and "Risk Factors").

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

  Sales and Marketing

        Expansion of Market Awareness of CCPs' Benefits.    Customer demands for quality and reliability drive our CCP marketing and sales program. Our marketing efforts emphasize the performance value and environmental benefits of CCP usage. We participate in a variety of marketing activities to increase fly ash sales, including professional outreach, technical publications, relationships with industry organizations, and involvement in legislative and regulatory initiatives planned to lead to greater use of CCPs.

        New Technologies for CCP Utilization.    Our research and development activities focus on expanding the use of CCPs and decreasing landfill disposal. For example, although generally unsuitable for use in traditional concrete applications, we developed and offer for sale two products that utilize the type of fly ash generated at fluidized bed combustion ("FBC") power plants. Stabil-Mix, a mixture of fly ash and lime used for roadbed stabilization, may be custom blended for optimum results in varying soil conditions. Pozzalime takes advantage of the lower SO3 and free lime content of some sources of FBC ash to create a product suited for use as a partial cement replacement in the manufacture of concrete masonry units.

        Technologies to Improve Fly Ash Quality.    We have also developed technologies that maintain and improve the quality of CCPs, further enhancing their marketability. Today, many utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to meet increasingly stringent emissions control regulations. While these factors may negatively affect fly ash quality, we are attempting to address these challenges with the development and commercialization of two technologies—carbon fixation, which pre-treats unburned carbon particles in fly ash to minimize the particles' adverse effects; and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash.

  Major Customers

        Most of our heavy construction materials customers purchase CCPs for beneficial use. A substantial majority of our CCP revenue comes from sales to customers who use fly ash as a partial replacement for portland cement in concrete. These customers are primarily ready mix producers, but also include paving contractors and manufacturers of concrete products, with some customers using CCPs for soil stabilization, road base or other applications. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell CCPs to many customers in various regions across the country. Our heavy construction materials business does not have a customer representing over 10% of segment revenue.

  Sources of Available Raw Materials

        Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates 2011 annual coal production was in excess of 1 billion tons, with about 85% of all coal consumed in the United States being used for electrical power generation. As a primary resource for baseline electricity production in the United States, in 2011 coal was used to produce approximately 42% of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, in 2010 about 55 million tons of the approximately 130 million tons of U.S. CCPs generated were efficiently utilized. As long as a significant amount of electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act ("RCRA") and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply of CCPs. Increasingly strict requirements make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. In the past year, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants. While the current level of reduced use of coal in power generation has not adversely impacted our fly ash supply, significant diminished use of coal in the future could reduce our supply of CCP raw materials. (See "Business—Regulation" and "Risk Factors.")

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

        Our CCP business has substantial competition in two main areas: obtaining CCP management contracts with utility and other industrial companies and marketing CCPs and related industrial materials. Our CCP business has a presence in every region in the United States but, because the market for the management of CCPs is fragmented and because the costs of transportation are high relative to sales prices, most of the competition in the CCP management industry is regional. There are many local, regional and national companies that compete for market share with similar CCP products and with numerous other substitute products. Although we have a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a specified notice. Our major competitors include Lafarge North America Inc., Boral Material Technologies Inc. and Cemex. Many of our competitors have greater financial, management and other resources and may be able to take advantage of potential acquisitions and other opportunities more readily than we can.

Energy Technology

        In our energy technology segment, we have been focused on reducing waste and increasing the value of energy feedstocks, primarily in the areas of waste coal and low value oil. In September 2011 we committed to a plan to sell our facilities that use coal cleaning processes to upgrade waste coal by separating ash from the coal, resulting in a coal product lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. Our coal cleaning business is classified as a discontinued operation. During 2012 we sold one facility and in October 2012 we sold two more facilities. Our eight remaining facilities are under contract for sale with closing anticipated before the end of calendar year 2012, subject to the satisfaction of certain conditions, some of which are material. We also have commercialized a technology to improve conversion of petroleum refinery vacuum residuals into higher-value products.

  Business Opportunities

        We continue to develop for commercialization the following businesses and technologies:

        Heavy Oil Upgrading Technology.    We own patents and know-how related to the HCAT® Technology. HCAT is a unique heavy oil upgrading technology for the addition of hydrogen to heavy residual oils such as petroleum vacuum residue (so-called "bottom of the barrel") and tar sand bitumen into lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to more efficiently convert heavy oils, including the asphaltenic components, into more valuable products, such as diesel fuel. We now supply our catalyst precursor to the heavy oil upgrading units at two refineries. We will continue to develop the long sale cycle opportunities for HCAT with additional refineries through the efforts of our own small group of sales executives and through marketing cooperation with established industry participants.

        Coal Liquefaction.    Our technology for producing liquid fuels from coal was licensed in 2002 to the Shenhua Group, China's largest coal company, for a direct coal liquefaction ("DCL") project in Majiata, China. We have also entered into several development and/or study agreements for coal liquefaction during the last several years.

        Ethanol.    In January 2012 we sold our 51% interest in Blue Flint Ethanol, LLC to our joint venture partner Great River Energy ("GRE") of Maple Grove, Minnesota.

  Discontinued Coal Cleaning Operations

        We own eight coal cleaning facilities which are operating only intermittently. In September 2011 we committed to a plan to sell our coal cleaning business. We have decided to focus on our core light building products and heavy construction materials businesses. Because we meet the applicable conditions, our coal cleaning business is now presented in our statements of operations as a discontinued operation and the related assets and liabilities associated with this business are reflected as held for sale in the balance sheet as of September 30, 2011 and 2012.

  Competition

        Each of our energy businesses experiences competition. With respect to our discontinued coal cleaning operations, we face competition from numerous operators of run-of-mine coal production facilities, some of which also prepare and co-produce product from waste or low value coal streams. Further, many industrial coal users are limited in the amount of cleaned coal product they can purchase from us because they have committed to purchase a substantial portion of their coal requirements through long-term contracts for run-of-mine coal.

        Our heavy oil upgrading, coal liquefaction and catalyst technologies also experience competition from many of the world's major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities that could result in a competitive slurry catalyst system. For example, Chevron has recently begun marketing a catalyst system that could be competitive with HCAT. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Segments and Major Customers

        We operate in three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3 to the consolidated financial statements. No customer accounted for more than 10% of total revenue from 2010 through 2012.

Research and Development

        We maintain a staff of engineers, scientists and technicians with expertise in the design and operation of high-pressure and temperature process plants at our Lawrenceville, New Jersey pilot plant and laboratory facilities. Our staff is focused on improving the HCAT technology and pursuing additional applications beyond use as an additive in ebullated bed reactors. Our light building products business conducts limited research for the development of potential new products and the improvement of existing products. Our heavy construction materials business conducts research on improvements to CCP quality, such as carbon fixation in fly ash, and CCP beneficial uses.

        The following table presents our approximate research and development expenses for the past three fiscal years:

2010	$8.2 million
2011	$6.5 million
2012	$8.0 million

Seasonality

        Our light building products and heavy construction materials segments experience seasonal changes in revenue. Construction of new homes, repair and remodeling, and commercial and infrastructure projects slow during winter conditions and increase during temperate seasons. Because our products are used in construction projects, our revenues increase in the spring, are strong in the summer and fall, and drop significantly in the winter months, typically making our second fiscal quarter our lowest revenue quarter.

Intellectual Property

        As of September 30, 2012, we had approximately 289 U.S. and foreign counterpart patents and approximately 127 U.S. and foreign counterpart patents pending. Additionally, we have approximately

238 U.S. and foreign trademarks and approximately 8 U.S. and foreign trademark applications pending. The following table lists the number of patents and trademarks, U.S. and foreign, by segment:

	Patents		Trademarks
	Issued	Pending	Issued	Pending
Light Building Products	150	15	220	8
Heavy Construction Materials	18	4	13	0
Energy Technology and Corporate	121	108	5	0

        Collectively, the intellectual property is important to us, but except in energy technology, there is no single patent or trademark that is itself material to us at the present time. In our energy segment, we have patents protecting our heavy oil upgrading technology that are material to that business.

        There can be no assurance as to the scope of protection afforded by the patents. In addition, there are other technologies in use and others may subsequently be developed, which do not, or will not, utilize processes covered by the patents. There can be no assurance that our patents will not be infringed or challenged by other parties or that we will not infringe on patents held by other parties. Because some of these patents represent new technology, the importance of the patents to our business will depend on our ability to commercialize these technologies successfully, as well as our ability to protect our technology from infringement or challenge by other parties. Patents may expire before they are a commercial success.

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

Regulation

        Environmental.    Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulations. Our coal-based operations and those of our customers are subject to regulations that impose limits on the discharge of air and water pollutants and establish standards for the treatment, storage and disposal of solid and hazardous waste materials, which add to the cost of doing business and expose us to potential fines for non-compliance. Moreover, in order to establish and operate the coal cleaning plants, power plants and operations to collect and transport CCPs, we and our customers have obtained various federal, state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and approved processes and procedures helps protect the environment and is critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and cause us to incur environmental liabilities.

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

        Our HRI business is dependent upon the recovery and processing of CCPs from our customers, typically coal-burning power plants. Coal-burning power plants and the coal industry generally are highly regulated under federal and state law. Environmental regulation affecting this industry is ever-evolving, including the following:

  •
  The federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. Regulation by the U.S. Environmental Protection Agency ("EPA") and corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides ("SOx"), nitrogen oxides ("NOx") and particulate matter. To meet emissions limits, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down a plant. In addition, the EPA has proposed a cap-and-trade type program requiring utilities to make substantial reductions in SOx and NOx emissions that contribute to ozone and fine particulate matter pollution in order to reduce the interstate transport of such pollution. These requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

  •
  Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, impose strict, joint and several liability on responsible parties for investigation and remediation of regulated materials at contaminated sites. CCPs may contain materials such as metals that are regulated materials under these laws. Land application of CCPs as a beneficial use is regulated by a variety of federal and state statutes, which impose testing and management requirements to ensure environmental protection. However, mismanagement of CCPs can give rise to liability under CERCLA and similar laws.

  •
  Under its Mercury and Air Toxics Standards for Power Plants rule, in February 2012 the EPA promulgated final limits on mercury and other toxic chemicals from new and modified power plants. The rule's new requirements to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

  •
  Some states have adopted legislation and regulatory programs to reduce greenhouse gas ("GHG") emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions, including setting GHG emission thresholds for determining when new and existing power plants must obtain permits.

  •
  The EPA is addressing water quality impacts from coal mining operations. In 2011, the EPA issued new guidance that recommended strict new discharge limits in Clean Water Act permits for mountaintop removal and surface mining and established "enhanced coordination procedures" for permits issued by the U.S. Army Corps of Engineers. More stringent regulation of coal mining operations could increase the cost of coal for utilities and thus indirectly impact the availability and cost of fly ash for HRI's CCP activities.

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements such as those described above generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in the past year, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The potential impact on job prospects in the utility and mining industries, already weakened by the economic downturn, has prompted considerable concern in Congress, leading to calls to restrict the EPA's regulatory authority. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future. For example, the Energy Information Administration's Annual Energy Outlook for 2012 indicates that coal will continue to be the dominant fuel used for the production of electricity through 2035.

        HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. Currently, fly ash is not regulated as "hazardous waste" under Subtitle C of the federal Resource Conservation and Recovery Act ("RCRA"). However, in June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial use subject to the exception, which could result in the narrowing of the scope of exempt uses in the final rule to certain encapsulated uses. Both rule options are controversial. On October 12, 2011, EPA issued a request for additional comments on its coal ash rule options, specifically seeking (1) chemical constituent data for CCPs; (2) facility and waste management unit data; (3) additional information on alleged instances of site contamination from CCP disposal; (4) adequacy of State regulatory programs; and (5) information on beneficial uses of CCPs. During 2012, environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA has failed to take timely action on regulations applicable to the disposal of coal ash. It does not appear likely that the EPA will issue a final rule before 2014, unless required to do so by the court.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Responding to regulatory uncertainty created by EPA's proposal, the U.S. House of Representatives approved bipartisan legislation on September 21, 2012 in H.R. 3409, the "Stop the War on Coal Act." The Act is a combination of five bills including H.R. 2273, the "Coal Residuals Reuse and Management Act," which would block the EPA from regulating coal ash as a hazardous waste and grants the states a primary role in managing CCP disposal, with federal minimum requirements and supervision. The Act also bars the EPA from issuing rules regulating stationary source greenhouse gas emissions (H.R. 910) and requires economic assessments of several EPA rules (H.R. 2401). The Act has not been addressed in the Senate and the White House has stated that the President will veto the Act if passed. Senate bill S. 3512, the "Coal Ash Recycling and Oversight Act of 2012" is also in process. This Senate bill would eliminate EPA's authority to regulate CCPs and to review or enforce state-regulated coal ash programs. The bill was referred to committee in August 2012. At this time, it is not possible to predict what form the final legislation or regulations will take. However, whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

        If the EPA is not barred by legislation and determines to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing the regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting requirements, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

        Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI's relationship with utilities, if users of fly ash and other CCPs seek alternative products to avoid material that is identified as "hazardous waste." Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in cement, concrete and road base, alleging that contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse effect on our CCP revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI's sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI's business by reducing the number of CCP management contracts or by increasing HRI's exposure to the contingent risks associated with any new regulation of CCPs.

        HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements, as well as RCRA regulations. The EPA is currently revising its Clean Water Act effluent limitation guidelines to address such discharges. EPA is also developing new regulations to minimize adverse environmental impacts from cooling water intake structures, which would apply to existing electric generating and manufacturing plants. However, in light of the early stage of EPA's rule-making, the effect on HRI cannot be ascertained at this time.

        At HTI, we work at the molecular level in the use of nano-sized metal crystals on substrate materials for nanocatalysts, and are testing the application of the technology to the production of nanomaterials and nanofillers such as carbon nanospheres. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act ("TSCA") and is considering other rule making in this area. While these developments demonstrate increasing interest in this area, at this time it is not certain what nanotechnology regulations may be adopted and how they may affect our business.

        Section 45.    Our discontinued coal cleaning operations are subject to compliance with the terms of Section 45 for the production and sale of refined coal. For facilities placed in service before January 1, 2009, the term "refined coal" means a fuel which (i) is a liquid, gaseous, or solid fuel produced from coal (including lignite) or high carbon fly ash, including such fuel used as a feedstock, (ii) is sold by the taxpayer with the reasonable expectation that it will be used for purpose of producing steam, (iii) is certified by the taxpayer as resulting (when used in the production of steam) in a reduction of at least 20% of the emissions of NOx and either SOx or mercury released when burning the refined coal (excluding any dilution caused by materials combined or added during the production process), as compared to the emissions released when burning the feedstock coal or comparable coal predominantly available in the marketplace as of January 1, 2003, and (iv) is produced in such a manner as to result in an increase of at least 50% in the market value of the refined coal (excluding any increase caused by materials combined or added during the production process), as compared to the value of the feedstock coal. In order to qualify for the Section 45 tax credits using the foregoing criteria, the refined coal facility must have been placed in service after October 22, 2004 and before January 1, 2009. In addition, a refined coal production facility does not include any facility the production from which was allowed as a credit under Section 45K.

        Section 45 provides a tax credit for refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation and for 2012 is $6.475 per ton of refined coal. The tax credit is also subject to phase out to the extent that the "reference price" of the fuel used as feedstock exceeds the reference price for fuel in 2002 ($31.90) multiplied by the inflation adjustment factor for the applicable calendar year times 1.7. The reference price for fuel used as feedstock for refined coal for 2012 is $58.49. Because this amount did not exceed $31.90 times 1.4799 times 1.7 ($80.25), no phase out of the credit is applicable for calendar year 2012.

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

        In September 2010, the IRS issued Notice 2010-54 ("Notice") giving some public guidance about how this tax credit program is administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been placed in service for the purpose of producing refined coal from waste coal and the taxpayer must obtain a "verification of waste coal supply" from a "qualified person." In addition, the Notice provides guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, we believe that our coal cleaning facilities are eligible for Section 45 refined coal tax credits, and as a result, have recognized a benefit for such credits. Our ability to claim tax credits is dependent upon a number of conditions, including, but not limited to:

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

Employees

        As of September 30, 2012, we employed approximately 2,465 full-time employees, including approximately 140 who work under collective bargaining agreements.

        The following table lists the approximate number of employees by business segment at September 30, 2010, 2011, and 2012:

	2010	2011	2012
Light Building Products	1,750	1,650	1,390
Heavy Construction Materials	815	855	920
Discontinued Operations	175	165	80
Energy Technology	85	30	35
Corporate	35	35	40

Total	2,860	2,735	2,465

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The building products industry continues to experience a severe downturn that may continue for an indefinite period into the future. Because the markets for our building products are heavily dependent on the residential construction and remodeling market, our revenues could remain flat or decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry and severe weather. Recent improvements in our end markets may not continue.

        Since 2007, there has been a severe slowing of new housing starts and in home sales generally. Bank foreclosures have put a large number of homes into the market for sale, effectively limiting some of the incentives to build new homes. The homebuilding industry continues to experience activity well below historical levels. While our residential building products business relies upon the home improvement and remodeling markets as well as new construction, we experienced a slowdown in sales activity beginning in fiscal 2007, and continuing through 2011. While we experienced modest improvement in 2012, limits on credit availability, further foreclosures, depressed home prices, and an oversupply of homes for sale in the market may adversely affect homeowners' and homebuilders' ability or desire to engage in construction or remodeling, resulting in a continued or further slowdown in new construction or remodeling and repair activities.

        We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2008 through 2012, relative to prior years. In 2007-2009, we recorded significant goodwill impairments associated with our building products business. While some increased market activity occurred in 2012, we can provide no assurances that the building products market will further improve in the near future.

        The construction markets are seasonal and generally dependent on temperate weather conditions. The majority of our building products sales are in the residential construction market, which tends to slow down in the winter months. If there are severe weather events such as hurricanes or flooding, or other events outside of our control, construction activities will slow and there may be a negative effect on our revenues. For the winter months of late 2012 and early 2013, our decreased seasonal revenues from HBP and HRI may result in negative cash flow.

The financial crisis could continue to negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2008 and 2009, which continues to adversely affect the availability of credit for home purchasers and remodelers in 2012 and 2013.

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

        Our building products are subject to reductions in customer demand for reasons such as changes in preferred home styles and appearances. Many of our resin-based siding accessory products are complementary to an owner's choice of vinyl as a siding material. If sales of vinyl siding decrease, sale of our accessories will also decrease. Similarly, sales of our manufactured architectural stone products are dependent on the continuing popularity of stone finishes.

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

        Our building products business is highly dependent upon rapid shipments to contractors and distributors of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. We produce most of our building products in a small number of key manufacturing plants primarily located in the United States and Mexico. Our manufacturing plants or our systems that track customer orders and production could be disrupted because of natural or manmade disasters, accidents, political unrest, terrorism, crime or other problems. If there is significant interruption of our manufacturing for any reason, we are at risk of harming our reputation for speed and reliability with customers and losing short-term and long-term revenues if customers turn to alternative building product sources.

Our siding accessory revenues would be materially adversely affected if we lost one or more of our three major customers.

        Three customers of our resin-based siding accessory products together accounted for approximately 20% of our revenues for such products in the fiscal year ended September 30, 2012, and approximately 5% of our total revenues as of such date. There are no long-term contracts in place with these customers. Accordingly, a loss of or significant decrease in demand from these customers would have a material adverse effect on our business.

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

        Federal and state budget deficits may continue to severely limit the funding available for infrastructure spending. The lack of available credit has limited the ability of states and other governmental entities such as cities and school districts to issue bonds to finance construction projects. In addition, infrastructure spending continues to be adversely affected by the overall weakness in the economy, which leads to lower tax revenues and state government budget deficits. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts appropriated by the legislatures. Delays in state infrastructure spending can hurt our business. Further, rising construction and material prices constrain infrastructure construction budgets.

If HRI's coal-fueled electric utility industry suppliers fail to provide HRI with high-value coal combustion products ("CCPs") due to environmental regulations or otherwise, HRI's costs could increase and supply could fail to meet customer needs, potentially negatively impacting our profitability or hindering growth.

        Headwaters Resources relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers' needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. In recent years, a significant number of coal-fueled power plant units have been permanently retired from service. Further, as the price of natural gas has decreased relative to coal, coal-fueled electric utilities have in some instances switched from coal to natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash. To the extent the price of natural gas continues to remain relatively low, more coal-fueled electric utilities explore the feasibility of switching from coal to natural gas.

        Faced with the prospect of more stringent regulations, litigation by environmental groups, and the relatively low cost of natural gas, an increasing number of electric utilities are reducing their portfolio of coal powered energy facilities. If HRI is unable to obtain CCPs or experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. Moreover, revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI's products.

The EPA has proposed two alternative rules under RCRA to regulate CCPs to address environmental risks from the disposal of CCPs. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. The hazardous waste alternative is likely to have an adverse effect on beneficial use and sales of CCPs and HRI's relationship with utilities.

        In June 2010 the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. Both rule options are controversial. In October 2011, EPA issued a request for additional comments on its coal ash rule options, specifically seeking (1) chemical constituent data from CCPs; (2) facility and waste management unit data; (3) additional information on alleged instances of site contamination from CCP disposal; (4) adequacy of state regulatory programs; and (5) information on beneficial uses of CCPs. During 2012, environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA has failed to timely take action on regulations applicable to the disposal of coal ash. It does not appear likely that the EPA will issue a final rule before 2014, unless required to do so by the court.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Responding to regulatory uncertainty created by EPA's proposal, the U.S. House of Representatives approved bipartisan legislation on September 21, 2012 in H.R. 3409, the "Stop the War on Coal Act." The Act is a combination of five bills including H.R. 2273, the "Coal Residuals Reuse and Management Act," which would block the EPA from regulating coal ash as a hazardous waste and grant the states a primary role in managing CCP disposal, with federal minimum requirements and supervision. The Act also bars the EPA from issuing rules regulating stationary source greenhouse gas emissions (H.R. 910) and requires economic assessments of several EPA rules (H.R. 2401). The Act has not been addressed in the Senate and the White House has stated that the President will veto the Act if passed. Senate bill S. 3512, the "Coal Ash Recycling and Oversight Act of 2012" is also in process. This Senate bill would eliminate EPA's authority to regulate CCPs and to review or enforce state-regulated coal ash programs. The bill was referred to committee in August, 2012. At this time, it is not possible to predict what form the final legislation and/or regulations will take. However, whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

        If the EPA is not barred by legislation and determines to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

        Regulation of CCPs as hazardous waste would likely have an adverse effect on beneficial use and sales of CCPs and HRI's relationship with utilities if users of fly ash and other CCPs seek alternative products to avoid material that is identified as "hazardous waste". Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in concrete, road base and soil stabilization, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse effect on HRI's revenues. In addition, regulation of CCPs as hazardous waste would likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI's sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI's business by reducing the number of CCP management contracts or by increasing HRI's exposure to the contingent risks associated with any new regulation of CCPs.

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

EPA adoption of more stringent regulations governing coal combustion, water discharges and air emissions, or coal mining would likely have an adverse effect on the cost, beneficial use and sales of CCPs.

        Coal-fueled electric utilities are highly regulated under federal and state law. HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers' needs.

        Environmental regulation affecting the coal industry is ever-evolving, and federal and state regulation in recent years has imposed more stringent requirements regarding emission of air pollutants and other toxic chemicals, reduction of greenhouse gas emissions and water quality impacts from coal mining operations. See "Business—Regulation."

        To meet emissions levels, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down plant units. These requirements can impact the quantity and quality of CCPs produced at power plants, can add to the costs of operating power plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulation, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in the past year, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future.

        If HRI is unable to obtain CCPs or if it experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. More stringent regulation of coal combustion emissions, water discharges and cooling water intake structures and mining operations could increase the cost of coal and coal combustion for utilities and thus reduce coal use, adversely impacting the availability and cost of fly ash for HRI's CCP activities. Revenues could be adversely affected if CCP sales volumes or pricing cannot be maintained.

HRI primarily sells fly ash for use in concrete; if use of fly ash does not increase, HRI may not grow.

        HRI's growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. HRI's marketing initiatives emphasize the environmental, cost and performance advantages of partially replacing portland cement with fly ash in the production of concrete. If HRI's marketing initiatives are not successful, HRI may not be able to grow.

        Further, utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to decrease costs and/or to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quantity and quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We are attempting to address these challenges with the development and/or commercialization of two technologies: carbon fixation, which pre-treats unburned carbon particles in fly ash in order to minimize the particles' adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash. Decreased quantity and quality of fly ash may impede the use of fly ash in the production of concrete, which would adversely affect HRI's revenue.

        If the EPA decides to regulate CCPs as hazardous waste, there would likely be an adverse effect on beneficial use and sales of CCPs and HRI's relationship with utilities. Even though the EPA proposes to continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Moreover, some environmental groups are urging the EPA to restrict some beneficial uses of CCPs, such as in concrete, road base, and soil stabilization, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse effect on our CCP revenues.

If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, causing a decline in HRI's revenues and net income.

        Approximately 72% of HRI's revenues for the fiscal year ended September 30, 2012 were derived from the sale of fly ash as a partial replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI's products are regional, in part because of the costs of transporting CCPs, and HRI's business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI's revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI's revenues and net income could decrease significantly as a result of unexpected or severe weather.

        HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI's revenue, together with the seasonal impact on HBP revenues may result in negative cash flows for the winter months of 2013.

We may not be able to successfully sell our coal cleaning business and we may incur substantial additional losses in the process.

        Our coal cleaning facilities have consistently operated at a loss. In 2010, 2011 and 2012 we recorded non-cash impairment charges relating to the value of certain coal cleaning assets because of weaker than expected cash flow projections. In September 2011, we adopted a plan to sell our coal cleaning business, which has been presented as a discontinued operation, and the related assets and liabilities have been reflected as held for sale in the September 30, 2011and 2012 balance sheets. In

2012 we sold one coal cleaning facility and in October 2012 sold two more facilities and executed a contract to sell the eight remaining facilities. However, there is no assurance that HES will successfully sell its coal cleaning assets. After sale, HES will have significant contingent liabilities to the purchasers, if our tax and other representations and warranties prove to be untrue, and to third parties, if purchasers fail to fulfill their assumed obligations. While we work to complete the sale of the coal cleaning assets, HES incurs substantial expenses associated with maintaining operations, shutting down additional facilities, resolving existing relationships with coal companies, landowners, customers, and other parties, and attempting to preserve asset value.

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

        In September 2010, the Internal Revenue Service ("IRS") issued Notice 2010-54 ("Notice") giving some public guidance about how this tax credit program will be administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been put into service for the purpose of producing refined coal and must produce refined coal from waste coal. In addition, the Notice gives guidance about the testing that must be conducted to certify the emissions reduction required by Section 45.

        We have recorded and carried forward Section 45 refined coal tax credit benefits totaling approximately $21.0 million through September 30, 2012. The IRS has completed an audit of Headwaters concerning its Section 45 tax credits for 2007 and 2008. A tentative agreement has been reached with the IRS regarding its audit of 2009. There are multiple bases upon which the IRS may challenge our tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether our facilities use waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits earned while we owned the coal cleaning facilities, our future profitability will be materially adversely affected.

        As noted above, we reached a tentative agreement with the IRS for the 2009 tax year. We are subject to audit by the IRS for 2010 and succeeding years. In addition, we are subject to state tax authority audits with respect to state taxes. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations and unique facts. The IRS is investigating our federal tax positions on a number of issues, including coal cleaning capital asset depreciation, as described in Note 9 to our consolidated financial statements. The audit of our federal and state tax returns could have a large effect on the taxes we might ultimately owe. If our estimates of tax liabilities prove to be less than the ultimate tax assessments by the IRS or state authorities, we could owe significantly more tax than is expected, resulting in additional tax expense, adversely affecting our future profitability and liquidity.

Our information technology consolidation and restructuring initiatives may not result in the intended benefits and could harm our business.

        We have taken steps to achieve improvements in our business, including reorganization and/or reduction of some management, and changes in manufacturing, marketing, distribution, pricing and sales of certain products, including our three manufactured architectural stone brands. In addition, we are in the process of consolidating our accounting, product order and fulfillment, and other information technology platforms. We may not realize the expected improvements to our business if we have made erroneous assumptions about our ability to successfully implement these changes, the demand for our products, and our ability to service that demand. If we are not successful, our information technology consolidation and restructuring efforts may be detrimental to our financial reporting, controls, service to customers and revenues which would have a material adverse effect on our business.

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

        Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as heavy oil upgrading, has required and will require significant financial commitments. Our utility services business will require financial commitments such as performance bonds in order to grow and we have limited bonding capacity. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for fiscal 2013 will be approximately $30 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer. Many of our competitors, including large businesses in the light building products, CCP management and heavy oil upgrading industries, have greater financial strength than us and may be able to enter our markets, make acquisitions and take advantage of other potential growth opportunities before we can.

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

        Our CCP operations and our customers and licensees are subject to federal, state, local and international environmental regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of waste products, and impose liability for the costs of remediating contaminated sites, which add to the costs of doing business and expose us to potential damage claims and fines for non-compliance. If the costs of environmental compliance increase for any reason, we may not be able to pass on these costs to customers. In order to establish and operate heavy oil upgrading facilities and power plants and operations to collect and transport CCPs, we and our customers have obtained various state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. These environmental requirements and any failure to comply could give rise to substantial environmental liabilities and damage claims and to substantial fines and penalties.

        Our light building products manufacturing operations are also subject to environmental regulations and permit requirements. If we cannot obtain or maintain required environmental permits for our existing and planned manufacturing facilities in a timely manner or at all, we may be subject to additional costs and/or fines.

        Our research and development activities involve coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other regulated materials have been and are present in and on our properties. Regulatory noncompliance or accidental discharges, fires, or explosions, in spite of safeguards, could create environmental or safety liabilities. Therefore, our operations entail risk of environmental damage and injury to people, and we could incur liabilities in the future arising from the discharge of pollutants into the environment, waste disposal practices, or accidents, as well as changes in enforcement policies or newly discovered conditions.

We are involved in litigation and claims for which we incur significant costs and are exposed to significant liability.

        We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could result in our payment of damages, materially adversely affect our income and reserves and damage our reputation. With respect to the cases referred to in Note 14 to the consolidated financial statements, the amount of damages described below is being sought by the counter parties. To date, we have reserved approximately $18.0 million in the aggregate for potential damages in these matters.

  Boynton.    In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. Appellate briefing is underway. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

  EPA.    In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI's complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The court has consolidated HRI's case with related actions brought by other parties. The parties are briefing cross-motions for summary judgment for the court's consideration in early 2013. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

  Fentress Families Trust.    VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012,

  383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs' complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. VFL and Headwaters have not yet been served with either complaint. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. Plaintiffs' total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

  Neil Wallace.    The plaintiff, Neil Wallace, filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Plaintiff claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Plaintiff claims damages of $10.0 million. VFL and HRI have not yet been served with the complaint. HRI expects that its insurers will defend and indemnify HRI and VFL. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

  Oxford Mining Company.    In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky. In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford). Covol claims that the economically recoverable source coal for the agreement is exhausted and that as a result, the agreement has terminated. In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement has terminated. In December 2011, Oxford answered, denying that the agreement was terminated and requesting that the court dismiss Covol's petition. Oxford also filed a counterclaim alleging that Covol is in breach of the agreement for failing to provide coal and that Oxford's present and anticipated damages are estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including attorneys' fees. Covol denies the counterclaim. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol's liability.

  Reechcraft.    In 2006, Tapco International Corporation entered into a contract with Reechcraft, Inc. for Reechcraft to manufacture and supply sheet metal bending tools, accessories for those tools, and specialized scaffolding systems to Tapco. Reechcraft claims that Tapco failed to purchase the quantity of products required under the contract. In July 2012, Reechcraft filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, claiming damages of $3.1 million, in addition to interest, costs, and attorneys' fees. Tapco denied Reechcraft's allegations. Because the resolution of the arbitration is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Tapco's liability.

  Archstone.    Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney's fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and the parties are pursuing an interlocutory appeal of the order of dismissal. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers' obligation to indemnify Eldorado Stone against loss, if any.

  Headwaters Building Products Matters.    There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters' light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

  Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued "reservation of rights" letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP's business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP's insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HBP's uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP's liability.

  Other.    Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

        We intend to vigorously defend and pursue our rights in these actions. We do not currently believe that the outcome of these actions will have a material adverse effect on our operations, cash flow or financial position; however, it is possible that a change in the estimates of probable liability could occur, and the change could be significant.

We have significant competition in our industries which may cause demand for our products and services to decrease.

        We experience significant competition in all of our segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could decrease our profitability. Many of our competitors have greater financial, management and other resources than we have and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances we must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing our services to remain competitive. See "Business," for more information on the competition faced by us in each of our segments.

Our business strategy to grow through acquisitions may result in integration costs and poor performance.

        In recent years, we have not engaged in major acquisitions. However, an aspect of our business strategy continues to be the pursuit of growth through acquisitions of products or complementary businesses. While our October 2009 asset based revolving loan agreement ("ABL Revolver") and our March 2011 7-5/8% senior secured notes ("Senior Notes") limit our ability to engage in acquisitions, to the extent we engage in acquisitions, our ability to successfully implement the transactions is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets.

        If we do not successfully integrate newly acquired businesses with our existing businesses, we may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of acquired businesses and our existing businesses. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities, incurrence of potentially significant write-offs, and various employee issues, such as issues related to human resource benefit plans, and an increase in employment and discrimination claims and claims for workers' compensation. Each business acquisition also requires us to expand our operational and financial systems, which increases the complexity of our information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective.

If our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act are not adequate, our reputation could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

        Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our reports in our relevant filings with the SEC. The growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported.

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

        We have and expect to continue to use, license or otherwise make our technology, including our nanotechnology, heavy oil upgrading and coal liquefaction technology, available to persons and entities in China and other foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

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

Risks Relating to our Common Stock

The price of our common stock historically has been volatile. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock.

        The market price for our common stock has varied between a high of $7.75 in September 2012 and a low of $1.53 in November 2011 in the twelve-month period ended October 31, 2012. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "Risks Relating to Our Business;" variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

        In addition, the sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2012, we had outstanding approximately 61.1 million shares of our common stock and options to purchase approximately 1.3 million shares of our common stock (all of which were exercisable as of that date). We also had outstanding approximately 3.9 million stock appreciation rights as of September 30, 2012, of which approximately 2.9 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

        The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE's continued listing standards, including:

  •
  an average closing price of our stock above $1.00 per share over a consecutive 30 day trading period; and

  •
  an average market capitalization of our common stock greater than $50 million over a consecutive 30 day trading period or total stockholders' equity of greater than $50 million.

        In recent years we have lost substantial market capitalization and stockholders' equity, and our stock price has at times approached $1.00 per share. If we do not satisfy the above and all other NYSE continued listing standards, we will receive a notification of deficiency and our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it would harm our stock price and the liquidity of our common stock and make it significantly more difficult for our stockholders to sell our common stock at prices comparable to those in effect prior to delisting or at all. If our public float is below $75 million, we will be limited in our ability to use our shelf registration statement or file other registration statements on Form S-3, harming our ability to raise capital. A delisting of our stock may also materially and adversely impact our credit with lenders and vendors. If our stock is delisted from the NYSE and we are unsuccessful in listing our stock on an alternative national stock exchange, we will be required to repay our convertible notes which we may not be able to do.

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

        We have a substantial amount of debt, which requires significant principal and interest payments. As of October 31, 2012, we have approximately $504.9 million face value of debt outstanding, including $400.0 million outstanding principal amount under the Senior Notes issued by us in March 2011 and $104.9 million outstanding principal amount of our convertible subordinated notes. We have $70 million of undrawn availability, subject to a borrowing base limitation, including approximately $18.9 million in letters of credit, under the ABL Revolver entered into in October 2009.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and our ABL Revolver will restrict, but will not completely prohibit, us from doing so. We have $70 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations, including approximately $18.9 million in letters of credit. In addition, the indenture will allow us to issue additional senior secured notes under certain circumstances which will also be guaranteed by our subsidiary guarantors. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

        There are limitations on our ability to incur the full $70.0 million of commitments under the ABL Revolver. Borrowings under our ABL Revolver will be limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Revolver, a monthly fixed charge maintenance covenant would become applicable if excess availability under the ABL Revolver is at any time less than 15% of the total revolving loan commitments. If the covenant trigger were to occur, the ABL Borrowers would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $77,000, with certain adjustments for inflation plus expenses.

        As of September 30, 2012, HBP owns or leases 26 properties for its building products manufacturing, distribution, and sales operations. HBP has offices in Wixom, Michigan; San Marcos, California; and Alleyton, Texas and has major manufacturing facilities in Metamora, Michigan; Elkland, Pennsylvania; Greencastle, Pennsylvania; and Rosarito, Mexico.

        As of September 30, 2012, HRI owns or leases approximately 15 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 80 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

        HES directs its operations primarily from our South Jordan, Utah offices. HES maintains coal cleaning facilities on properties near Wellington, Utah, Adger and Brookwood Alabama, Greenville Kentucky, Pineville, West Virginia, and Brazil, Indiana pursuant to lease or processing agreements. HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains its principal office and research facility.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the caption "Legal Matters" in Note 14 to the consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Our discontinued coal cleaning operations are subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this annual report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2011 and 2012.

	Low	High
Fiscal 2011
Quarter ended December 31, 2010	$3.33	$5.00
Quarter ended March 31, 2011	4.62	6.14
Quarter ended June 30, 2011	2.78	6.41
Quarter ended September 30, 2011	1.44	3.38
Fiscal 2012
Quarter ended December 31, 2011	$1.05	$2.88
Quarter ended March 31, 2012	1.96	4.54
Quarter ended June 30, 2012	3.50	5.19
Quarter ended September 30, 2012	5.01	7.75

        The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2007 through September 30, 2012, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2007. Historic stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Headwaters Incorporated, the NYSE Composite Index,
and the Dow Jones US Building Materials & Fixtures TSM Index

*
$100 invested on 9/30/2007 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

        As of October 31, 2012 there were 400 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 7 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 10 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

        We did not have any sales of unregistered equity securities during the quarter ended September 30, 2012, but did purchase treasury stock. As described in Notes 10 and 14 to the consolidated financial statements, our Board of Directors approved a new Directors' Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director's request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

        The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	0	n/a	n/a	n/a
August 1, 2012 - August 31, 2012	10,140	$6.31	n/a	n/a
September 1, 2012 - September 30, 2012	0	n/a	n/a	n/a

Total	10,140	$6.31	n/a	n/a

(1)
Includes broker commissions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2008 and 2009 and as of September 30, 2010 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2011 and 2012 and for the years ended September 30, 2010, 2011, and 2012 were derived from our audited financial statements included in this Form 10-K.

        As described in Note 4 to the consolidated financial statements, our coal cleaning business has been presented as a discontinued operation and is therefore not included in the results from continuing operations shown in the table below. In 2008 and 2009, we recorded goodwill impairments of $205.0 million and $465.7 million, respectively (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates"). As described in Note 7 to the consolidated financial statements, interest expense for 2011 includes a significant amount of early debt repayment premiums. As described in Note 12 to the consolidated financial statements, we recorded approximately $17.9 million and $2.1 million of restructuring costs in 2011 and 2012, respectively.

	Year ended September 30,
(in thousands, except per share data)	2008	2009	2010	2011	2012
OPERATING DATA:
Total revenue	$847,384	$606,198	$584,566	$587,964	$632,787
Loss from continuing operations	(175,467)	(415,208)	(21,080)	(133,932)	(26,429)
Diluted loss per share from continuing operations	(4.24)	(9.58)	(0.35)	(2.21)	(0.43)

	As of September 30,
(in thousands)	2008	2009	2010	2011	2012
BALANCE SHEET DATA:
Working capital	$124,657	$98,441	$146,963	$69,590	$73,528
Net property, plant and equipment	304,835	321,316	268,650	164,709	159,706
Total assets	1,400,853	891,182	888,974	728,237	680,937
Long-term liabilities:
Long-term debt	492,721	423,566	469,875	518,789	500,539
Income taxes	119,621	39,075	23,820	15,909	22,079
Other	16,738	15,566	15,034	14,587	20,280

Total long-term liabilities	629,080	478,207	508,729	549,285	542,898
Total stockholders' equity (net capital deficiency)	656,044	324,720	281,941	56,736	(3,129)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled "ITEM 6. SELECTED FINANCIAL DATA" and the consolidated financial statements and related notes included in this Form 10-K. Our fiscal year ends on September 30 and unless otherwise noted, references to years refer to our fiscal year rather than a calendar year.

Overview

        Consolidation and Segments.    The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation.

        We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as a partial replacement for portland cement in concrete, along with a smaller amount from services provided to coal-fueled electric generating utilities relating to the disposal of CCPs. In the energy technology segment, we are focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In the past, revenues for the energy technology segment consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and since then the coal cleaning business has been presented as a discontinued operation. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries.

        Operations and Strategy.    We operate a variety of businesses in the light building products and heavy construction materials industries. Our construction-oriented end markets include new residential, residential repair and remodeling, commercial, institutional and infrastructure. We manufacture our light building products in approximately 15 locations, selling our products primarily through wholesale distributors. We have expanded our light building products segment margins through improved productivity and reduced indirect costs, resulting in a gross margin in 2012 of 29%. Our heavy construction materials business sells fly ash as a partial substitute for portland cement directly to concrete manufacturers. Through continued improvements in operations, we achieved a gross margin in 2012 of 25%.

        During 2008 and 2009, we developed the coal cleaning business in the energy technology segment, which is now classified as a discontinued operation. As the economy deteriorated beginning in late 2008, we focused on operational efficiency improvements and cost reductions, particularly in the light building products and heavy construction materials segments, in order to strengthen our balance sheet. The emphasis on cost reductions culminated in a restructuring effort initiated in 2011 and completed in March 2012, although cost control remains an area of ongoing focus.

        Light Building Products Segment.    Our light building products segment has been significantly affected for several years by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs.

        Although new housing construction continues to be substantially below the median for the last 50 years, there has been some improvement in end markets recently. Demand for new homes is rising, although we still face an environment characterized by overly tight credit conditions which are constraining new building and purchases. Nevertheless, new residential construction starts improved over the prior year and as of September 2012 are at an annualized level of approximately 0.9 million units.

        Existing home sales have also been trending up. The National Association of Realtors reported that September 2012 total existing home sales were at a seasonally adjusted rate of 4.8 million units, compared to 4.3 million units during the same period a year earlier. Total housing inventory as of September 30, 2012 decreased to 2.3 million existing homes for sale. At the current sales rate, the September 30, 2012 inventory represents a 5.9-month supply, an improvement from the 8.1-month supply of homes that existed a year earlier. The median sales price for existing homes of all types in September 2012 was up 11% as compared to September 2011. We believe the following factors have resulted in positive momentum: pent-up household formations, rising consumer confidence, increased builder confidence and growing rental demand. However, builders are facing a lack of credit availability, qualified buyers face difficulties obtaining mortgage loans, delinquent mortgages continue to result in foreclosures, and there is a limited inventory of developed lots.

        We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business, although none of those impairment charges affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in 2010 through 2011 and still exists. It is not possible to know when improved market conditions and a housing recovery will become sustainable and we can provide no assurances that improvements in our light building products markets will continue through 2013 or beyond.

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

        Heavy Construction Materials Segment.    Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, which has decreased in recent years as compared to earlier periods. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. While all of our businesses have been affected by the recent recession, the impact on our heavy construction materials segment has been somewhat less severe than on our light building products segment. However, to the extent that coal combustion power plant units are shut down or idled in the future, our business may be adversely affected.

        Energy Technology Segment.    We own and operate coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we currently expect to sell all, or substantially all, of the remaining business before the end of calendar 2012.

        During 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded asset impairments in those years, including an impairment charge in 2012, to reduce the carrying value of the assets to fair value less estimated selling costs. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized to calculate the impairment charges; however, materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

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

        Debt and Liquidity.    We became highly leveraged as a result of acquisitions consummated several years ago, but we reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. From 2005 through 2008, we made several early repayments of our long-term debt and beginning in 2011 we renewed making early repayments as our business improved and free cash flow increased.

        In 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under our former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently available but undrawn. During 2010 and 2011, we repaid most of our 16% convertible senior subordinated notes and a large portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014. During 2012, we repurchased $38.2 million of our convertible senior subordinated notes and we also issued approximately $49.8 million of new 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% notes due in February 2014. We have no debt maturities until 2014.

        Capital expenditures in 2010 and 2011 were significantly lower than in prior years and this trend continued in 2012. This has allowed us to focus on liquidity and the early repayment of debt and has enabled us to continue implementing our overall operational strategy. As of September 30, 2012, we have approximately $53.8 million of cash on hand and total liquidity of approximately $104.9 million. Additional cash flow is expected to be generated from operations over the next 12 months.

        In summary, our strategy for 2013 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs, continue capital expenditures at reduced levels and to pay down our outstanding debt to the extent possible using cash on hand, cash flow from operations and cash from the sale of non-core assets. We also may review strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

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

        We continually evaluate our policies and estimation procedures. Estimates are often based on historical experience and on assumptions that are believed to be reasonable under the circumstances, but which could change in the future. Some of our accounting policies and estimation procedures require the use of substantial judgment, and actual results could differ materially from the estimates underlying the amounts reported in the consolidated financial statements. Such policies and estimation procedures have been reviewed with our Audit Committee. The following is a discussion of our critical accounting policies and estimates.

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

        In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, we do not amortize goodwill. ASC Topic 350 requires us to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. We perform our annual goodwill impairment testing as of June 30, using the one- to three-step process described in Note 6 to the consolidated financial statements. Our reporting units for purposes of testing for goodwill impairment are the same as our operating segments. Long-lived assets other than goodwill are evaluated for impairment only when indicators of potential impairment arise.

        We evaluate, based on current events and circumstances, the carrying values of all long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the estimated useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful lives of property, plant and equipment or intangible assets should be changed, we amortize the net book value in excess of salvage value over the revised remaining useful life, thereby prospectively adjusting depreciation or amortization expense as necessary. No significant changes to estimated useful lives were made during the periods presented.

        Goodwill is tested primarily using discounted expected future cash flows. The carrying value of a long-lived asset other than goodwill is considered impaired when the cumulative anticipated undiscounted cash flow from the use and eventual disposition of that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a history of operating or cash flow losses, a decline in operating performance, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of.

        Material impairments of our light building products segment goodwill were recorded in years prior to 2010 and material impairments of our energy segment property plant and equipment were recorded in 2010, 2011 and 2012. No material impairments of intangible assets have been recorded in any year. It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

        Property, plant and equipment—As disclosed in Note 4 to the consolidated financial statements, we recorded significant asset impairments in our energy technology segment in 2010, 2011 and 2012, all related to our discontinued coal cleaning business. Many of our coal cleaning facilities were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. Using assumptions in forecasts of future cash flows and other information, including offers of interest to acquire the assets from third parties, we determined that coal cleaning asset impairments existed and recorded non-cash impairment charges aggregating approximately $119.5 million in those years, including impairment charges in late 2011 and in 2012 to reduce the carrying value of the assets to fair value less estimated selling costs.

        There are many estimates and assumptions involved in preparing expected future cash flows from the use and eventual disposition of our coal cleaning assets, including future production levels; future coal prices; whether cleaned coal will be sold in the steam or metallurgical markets; the extent to which Section 45 tax credits will be earned and utilized in future periods; future operating margins; required capital expenditures; the extent, quality and productive lives of feedstock coal refuse reserves; and the potential relocation of facilities to more favorable sites or the sale of facilities, among other considerations. Following the sale of one coal cleaning facility in 2012 and two facilities in October 2012, we have eight remaining facilities held for sale, two of which have been managed and operated as a single unit. ASC Topic 360-10-35 Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets requires that an analysis for potential impairment be performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For us, this means up to ten different asset groups were required to be analyzed, each of which has many unique operating and contractual features associated with it. ASC Topic 360-10-35 also indicates that when alternative courses of action to recover the carrying amount of a long-lived asset group are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. Accordingly, for most operations a probability-weighted approach was used in considering the likelihood of different potential outcomes.

        While the coal cleaning business in its entirety has operated at a loss since inception several years ago, in 2010, it was near breakeven from a cash flow perspective. The business continued to operate at a loss in 2011, and some facilities were idled or produced coal at low levels and had negative cash flows. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business. Following the 2012 sale of one facility, for which a gain of $0.3 million was recognized, and all of the above-described impairments, the carrying value of the coal cleaning property, plant and equipment held for sale has been written down to approximately $1.9 million as of September 30, 2012.

        For the 2010 and early 2011 impairment tests, recent historical experience was the prevalent assumption driving the cash flow models. For some operations, an eventual relocation of the facilities was considered a potential outcome, and for one operation, the sale of the facility was considered a potential outcome. For the late 2011 and 2012 impairment tests, the assumptions included potential outcomes that all of the facilities would be sold. Management used its best efforts to reasonably estimate all of the fair value "Level 3" inputs in the cash flow models utilized to estimate the impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, we may be required to record a loss or a gain when the remaining assets are sold.

        In addition to the coal cleaning asset impairments described above, in 2010 we recorded an asset impairment totaling approximately $3.5 million in the heavy construction materials segment related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned.

        Goodwill—All of the goodwill recorded in our light building products segment in years prior to 2010 was written off. Approximately $0.7 million of segment goodwill existed as of September 30, 2011 and 2012, all of which arose from small acquisitions consummated in 2010 and 2011.

        The heavy construction materials reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2010 and 2011, all of which related to acquisitions completed many years ago. Annual goodwill impairment tests performed subsequent to these acquisitions indicated no impairment for the heavy construction materials reporting unit for any test date, and accordingly, no impairment charges have been necessary for any period. The estimated fair value of the heavy construction materials reporting unit exceeded its carrying value as of the June 30, 2011 test date by approximately $100.0 million.

        For the June 30, 2012 goodwill impairment test, we adopted the new accounting rules described in Note 6 to the consolidated financial statements, whereby companies may evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step goodwill impairment test. This qualitative evaluation is commonly referred to as "step 0." We concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill for both the light building products and heavy construction materials reporting units. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed. In summary, for both reporting units, general industry trends are more positive than in recent prior years, and the overall financial performance of these reporting units has improved in 2012 as compared to 2011.

        For the prior years' goodwill impairment tests, in determining the fair values of the reporting units all three of the traditional valuation approaches, the income approach, the market approach and the asset-based approach, were considered. The fair values of the reporting units were calculated using the income approach, determined by discounting expected future cash flows. This method was chosen because it specifically considers the operations, opportunities and risks applicable to the reporting units. The market approach, specifically the guideline public company method, was also considered. However, the reporting units' direct competitors are either subsets of large corporate entities or are privately held. Therefore, there was limited comparability between the reporting units and the potential guideline public companies. Accordingly, the guideline public company method was utilized only as a reasonableness test for the results from the income approach. Finally, the asset-based approach was also considered; however, it was not utilized because it does not consider the income producing/going concern nature of the reporting units' assets.

        As discussed above, the fair values of the reporting units are calculated primarily using discounted expected future cash flows. There are many estimates and assumptions involved in preparing these expected future cash flows, including most significantly the weighted average cost of capital used to discount future cash flows, anticipated long-term growth rates, future profit margins, working capital requirements and required capital expenditures. Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized; however, it is probable that actual results will differ from these estimates and the differences could be material. Materially different input estimates and assumptions would necessarily result in materially different calculations of discounted expected future cash flows and reporting unit fair values and materially different goodwill impairment estimates. Based on currently available information and results of operations, management currently believes the likelihood of material goodwill impairments in the near future is remote.

        Income Taxes.    Significant estimates and judgments are routinely required in the calculation of our income tax provisions. We utilized our 2009 and prior year federal net operating losses (NOLs) by carrying those amounts back to prior years, receiving significant income tax refunds in 2010. NOLs and tax credit carryforwards for 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In both 2011 and 2012, we recorded a full valuation allowance on our net amortizable deferred tax assets and recorded a minimal income tax benefit in 2011 and approximately $0.7 million of income tax expense in 2012, even though there were significant pre-tax losses in both years. The reported income tax rate for 2011 of near 0% and the negative income tax rate of (3)% for 2012 were due to the combination of not recognizing benefit for pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where we generated taxable income.

        A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of our deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that we do not meet the "more likely than not" threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required. In evaluating our ability to recover our recorded deferred tax assets, in full or in part, all available positive and negative evidence, including our past operating results and our forecast of future taxable income on a jurisdiction by jurisdiction basis, is considered and evaluated. In determining future taxable income, we utilize many assumptions, including amounts of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

        In the years presented, Section 45 refined coal tax credits have been generated by coal cleaning facilities that we own and operate. We believe it is more likely than not that a significant portion of the refined coal produced at our coal cleaning facilities qualifies for tax credits pursuant to Section 45 of the Internal Revenue Code, notwithstanding the uncertainties and risks associated with the tax credits. There are multiple bases upon which the IRS may challenge the tax credits, including whether our facilities were placed in service for the purpose of producing refined coal, whether the facilities use waste coal as a feedstock, and whether the testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. Through September 30, 2012, we have earned total Section 45 income tax credits of approximately $23.8 million, most of which has been carried forward as of September 30, 2012.

        As of September 30, 2012, we had approximately $4.9 million of gross unrecognized income tax benefits related to uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions and we currently have open tax years subject to examination by the IRS or other taxing authorities for the years 2009 through 2011.

        We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $1.5 million to $3.0 million of our unrecognized income tax benefits will be released within the next 12 months, depending on the timing of ongoing examinations, the expiration of statute of limitation time periods and other factors.

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

        In accounting for legal matters, we follow the guidance in ASC Topic 450 Contingencies, under which loss contingencies are accounted for based upon the likelihood of the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable" but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is "reasonably possible," disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are "remote" are neither accounted for nor disclosed. We record legal fees associated with loss contingencies when incurred and do not record estimated future legal fees. Management uses outside legal counsel to assist in estimating the likelihood of the existence of liabilities with regard to all significant legal matters.

        We incurred approximately $5.3 million, $16.5 million and $4.1 million of expense for legal matters in 2010, 2011 and 2012, respectively. Historically, until 2011, costs paid to outside legal counsel have comprised a majority of our litigation-related costs. We currently believe the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $18.0 million up to the amounts sought by claimants and have recorded a liability as of September 30, 2012 of $18.0 million, of which $15.0 million was incurred in 2011 and $2.0 million was incurred in 2012. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Our outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

        The specific matters discussed in Note 14 to the consolidated financial statements raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

        The information set forth below compares our operating results for the year ended September 30, 2012 (2012) with operating results for the year ended September 30, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

        Summary.    Our total revenue for 2012 was $632.8 million, up 8% from $588.0 million for 2011. Gross profit increased 20%, from $145.9 million in 2011 to $175.1 million in 2012. Our 2012 operating income was $34.4 million compared to an operating loss of $(12.2) million in 2011, and the loss from continuing operations decreased to $(26.4) million, or $(0.43) per diluted share, from $(133.9) million, or $(2.21) per diluted share, in 2011. Our net loss including discontinued operations decreased from $(229.9) million, or a diluted loss per share of $(3.80), in 2011, to a net loss of $(62.2) million, or $(1.02) per diluted share, in 2012. There were several significant non-routine adjustments recorded in 2011, including approximately $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium related to the repurchase of our 11 3/8% senior secured notes), $72.0 million of coal cleaning asset impairments (recorded in loss from discontinued operations), $17.9 million of restructuring costs, and $15.0 million of litigation costs. These adjustments and others are discussed in more detail below.

        Revenue and Gross Margins.    The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

        Light Building Products Segment.    Sales of light building products in 2012 were $339.6 million with a corresponding gross profit of $98.0 million. Sales of light building products in 2011 were $314.1 million with a corresponding gross profit of $75.7 million. Both our siding and stone product groups are benefiting from improvements in the new residential construction end markets, driving revenue growth from both price and volume increases. We also believe that some of the product offerings from our siding and stone groups, in particular new products, have gained market share. Revenue in our concrete block product group declined in 2012, primarily due to slower school construction in the Texas market, but we are starting to see improvement in sales from new products, particularly products sold into retail channels, increasing our participation in residential construction. In 2011, we implemented a major restructuring initiative in the light building products segment that, along with other improvements in the business, positively impacted the gross margin, which increased to 29% in 2012 from 24% in 2011.

        The significant weakness in the new housing and residential remodeling markets which began several years ago appeared to ease somewhat in 2012. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

        According to the National Association of Home Builders, the most current 10- and 50-year averages for new housing starts were 1.3 million and 1.5 million units, respectively. New housing starts were 0.6 million units in both calendar 2010 and 2011. Further, during the last 50 years, the four years with the lowest number of housing starts were 2008, 2009, 2010 and 2011. As of September 2012, the seasonally adjusted annual number of new housing starts was 0.9 million units. Our light building products business relies on the home improvement and remodeling market as well as new construction. The U.S. Census Bureau's Value of Private Residential Construction Spending Put in Place data on homeowner improvement activity shows that the four-quarter moving average peaked at $146.2 billion in the second quarter of calendar 2007, fell to a subsequent low of $110.7 billion in the first quarter of calendar 2011, then rose to $115.1 billion in the second quarter of calendar 2012, the latest quarter for which actual data is available. The Leading Indicator of Remodeling Activity estimate issued by the Joint Center for Housing Studies at Harvard University is that the four-quarter moving average will be $134.2 billion in the second quarter of calendar 2013.

        Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. Also, according to a 2012 report by the Harvard Joint Center for Housing Studies, household growth is projected to average 1.2 million units a year from 2010 to 2020.

        Heavy Construction Materials Segment.    Heavy construction materials revenues for 2012 were $281.7 million with a corresponding gross profit of $71.5 million. Heavy construction materials revenues for 2011 were $253.3 million with a corresponding gross profit of $60.3 million. We experienced revenue growth in both CCP sales and in CCP services provided to utilities, as incremental revenue from new projects more than offset the effect of unplanned outages and lower electricity demand. Revenue increases were particularly strong in the central region of the country. The improvement in gross margin was primarily due to improved product sales, product mix, and our continuous improvement efforts to lower costs.

        It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as a partial replacement for portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. According to the Bureau of Labor Statistics, the Producer Price Index for cement declined 1.5% from September 2010 to September 2011. According to the Portland Cement Association (PCA), cement consumption increased approximately 3.0% in calendar 2011. In August 2012, the PCA's cement consumption forecast projected increases for calendar 2012 through 2014 ranging from 5.8% to 10.9% per year.

        Low natural gas prices and EPA regulations, along with reduced power demand, have combined to force the long-term shutdown or temporary idling of several coal combustion power plant units (primarily older, smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue in 2013 and beyond, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allows us to backfill CCPs in locations where power plant units have closed, creating an opportunity for potential growth. Relocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers.

        In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act (RCRA). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial uses subject to the exemption, which could result in a narrowing of the scope of exempt uses in the final rule to certain encapsulated uses. Both rule options are controversial.

        In April 2012, the U.S. House of Representatives passed a short-term extension of existing transportation funding, creating an opportunity to hold a conference with the U.S. Senate, which had previously passed a new transportation bill. The House added its fly ash bill to the short-term transportation extension, resulting in fly ash disposal legislation also moving to conference with the Senate. However, the fly ash language was not added to the final transportation bill. During the September 2012 quarter, the Senate introduced a bipartisan legislative solution to the disposal of fly ash, including a federal standard that would be administered by the states. The Senate bill has 12 Democrat and 14 Republican co-sponsors, indicating that there could be 60 senators supporting the legislation when it comes up for a vote. It is now important to identify a legislative vehicle to which the fly ash disposal language can be attached, providing Congress an opportunity to resolve the regulatory uncertainty caused by the EPA in a bipartisan, environmentally sound manner.

        As part of its response to deadline litigation initiated by environmental organizations, the EPA formally stated that it requires more time to evaluate proposed fly ash disposal regulations. In its recent court filing, the EPA indicated that it does not expect to propose final regulations until 2014, at the earliest. Based on the timetable set by the EPA, we do not currently anticipate any significant developments in the near term unless action is required by the courts.

        Finally, the EPA has not completed its risk evaluation methodology for encapsulated beneficial use of fly ash. When the risk evaluation methodology is complete, we believe that the EPA may apply it to fly ash concrete and synthetic gypsum wallboard, two examples of encapsulated products, confirming the historical consensus that there is no environmental exposure associated with the use of coal combustion products in these applications.

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

        Energy Technology Segment.    Energy technology segment revenues for 2012 were $11.5 million with a corresponding gross profit of $5.6 million. Revenues for 2011 were $20.6 million with a corresponding gross profit of $10.0 million. Following the decision to sell the coal cleaning business in 2011 and the sale of our interest in the Blue Flint ethanol plant in 2012, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. In 2012, catalyst sales were lower than in 2011 primarily due to reduced usage at one of our customer facilities and the timing of shipments.

        Operating Expenses, including Restructuring Costs.    Amortization of intangible assets decreased in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses increased approximately $1.6 million from 2011 to 2012, primarily due to changes in long-term incentive compensation expense tied in part to changes in our stock price. The stock price increased during 2012, but decreased during 2011. Selling, general and administrative expenses decreased approximately $1.6 million, from $111.4 million in 2011 to $109.8 million in 2012. The decrease was primarily attributable to a $13.0 million decrease in litigation expense recognized in 2012 as compared to 2011, as described in Note 14 to the consolidated financial statements, and cost reductions initiated in late 2011, largely offset by increased performance-based compensation in 2012 (which increased by more than $20.0 million over 2011) due to compensation which is tied to improved performance and changes in our stock price.

        In 2011, we recorded $17.9 million of restructuring costs as a result of actions taken in 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment, all as described in Note 12 to the consolidated financial statements. The restructuring was initiated in 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the 2011 actions have been incurred since that time.

        Other Income and Expense.    For 2012, we reported net other expense of $60.2 million, compared to net other expense of $121.9 million for 2011. The decrease of $61.7 million was comprised of a decrease in net interest expense of approximately $73.5 million and a decrease in net other income / increase in net other expense of approximately $11.8 million.

        Net interest expense decreased from $126.2 million in 2011 to $52.7 million in 2012 due primarily to approximately $59.0 million of premium related to the 2011 early retirement of our 11-3/8% senior secured notes plus approximately $9.9 million of accelerated debt discount and debt issue costs associated with that early repayment, along with approximately $3.0 million of reduced interest expense from the lower-rate senior debt outstanding in 2012 as compared to the higher-rate senior debt outstanding for most of 2011, all as described in detail in Note 7 to the consolidated financial statements. Absent interest expense related to any early retirements of long-term debt in 2013, interest expense in 2013 is currently expected to total approximately $42.0 million.

        The decrease in net other income / increase in net other expense of $11.8 million was primarily the result of approximately $4.0 million of income in 2011 related to our equity interest in the Blue Flint joint venture compared to approximately $6.4 of expense in 2012 (including a loss on sale of approximately $6.2 million) plus a loss of approximately $3.2 million related to another joint venture, partially offset by a gain of $2.5 million from the early repayments of convertible debt in 2012.

        Income Tax Provision.    Reference is made to Note 9 to the consolidated financial statements for a description of the minimal amount of income tax benefit recognized in 2011 and the negative (3)% effective income tax rate for 2012, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in both years. We currently expect to record a full valuation allowance on our net amortizable deferred tax assets until some point in time after our return to profitability.

        Discontinued Operations.    Coal sales of $22.3 million in 2012 were lower than sales of $48.5 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both years. In addition, we recorded $72.0 million of impairments of the coal cleaning assets in 2011 and a $13.0 million impairment in 2012.

        We sold one coal cleaning facility in 2012, recognizing a gain of approximately $0.3 million, and sold two additional facilities in October 2012. We continue to negotiate with prospective purchasers of the coal cleaning facilities and currently expect to sell all, or substantially all, of the remaining discontinued coal cleaning business before the end of calendar 2012. It is currently expected that some losses will be incurred in operating and maintaining the coal cleaning facilities until such time as they are sold; however, it is not currently possible to know when the facilities will be sold, or what the losses might be until that time. Reference is made to the section titled "Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill" for a detailed description of the procedures and estimates used in calculating an impairment.

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

        The information set forth below compares our operating results for the year ended September 30, 2011 (2011) with operating results for the year ended September 30, 2010 (2010). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

        Summary.    Our total revenue for 2011 was $588.0 million, down 1% from $584.6 million for 2010. Gross profit decreased 8%, from $158.1 million in 2010 to $145.9 million in 2011. Our 2011 operating loss was $(12.2) million compared to operating income of $20.3 million in 2010, and the loss from continuing operations increased to $(133.9) million, or $(2.21) per diluted share, from $(21.1) million, or $(0.35) per diluted share, in 2010. Our net loss including discontinued operations increased from $(49.5) million, or a diluted loss per share of $(0.83), in 2010, to a net loss of $(229.9) million, or $(3.80) per diluted share, in 2011. There were several significant non-routine adjustments recorded in 2011, including approximately $89.9 million of asset impairments and restructuring charges,

$15.0 million of accrued legal costs related to ongoing legal matters, and $68.9 million of interest expense related to our senior debt refinancing (of which approximately $59.0 million was for the early repayment premium relating to the repurchase of the 11-3/8% senior secured notes in March 2011). In addition, in 2011, we did not recognize income tax benefits attributable to our pre-tax operating losses and tax credits as we have in prior years. These adjustments and others are discussed in more detail below.

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

        The significant weakness in the new housing and residential remodeling markets which began several years ago continued during 2011. We believe our niche strategy and our focus on productivity improvements and cost reductions tempered somewhat the impact of the severe slowdown in the housing market; however, the recession resulted in high unemployment, adding to the high level of home foreclosures, putting additional homes on the market and further reducing the demand for new construction.

        Heavy Construction Materials Segment.    Heavy construction materials revenues for 2011 were $253.3 million with a corresponding gross profit of $60.3 million. Heavy construction materials revenues for 2010 were $258.3 million with a corresponding gross profit of $65.5 million. The decrease in heavy construction materials revenues in 2011 compared to 2010 was due primarily to lower service revenues in 2011, caused by the completion of certain one-time projects. The decline in revenue and higher transportation costs were the primary drivers of the lower gross margin in 2011 than in 2010.

        Energy Technology Segment.    Energy technology segment revenues for 2011 were $20.6 million with a corresponding gross profit of $10.0 million. Revenues for 2010 were $9.4 million with a corresponding gross profit of $3.4 million. Revenues for both years consisted primarily of catalyst sales. Sales of our proprietary HCAT® hydrocracking technology catalyst increased due to continued use at two refineries.

        Operating Expenses, including Asset Impairments and Restructuring Costs.    Amortization expenses were materially consistent from 2010 to 2011. Research and development expenses decreased approximately $1.7 million from 2010 to 2011, primarily due to decreased spending on our coal-to-liquids and hydrogen peroxide technologies in the energy segment. Selling, general and administrative expenses increased approximately $7.4 million, to $111.4 million in 2011 from $104.0 million in 2010. The increase in 2011 was due primarily to the $15.0 million accrual for litigation expense recognized during 2011 (see Note 14 to the consolidated financial statements). Excluding the $15.0 million of litigation expenses, our selling, general and administrative expenses decreased approximately $7.6 million, or 7%, from 2010 to 2011. This decrease was attributable primarily to lower incentive compensation expenses in 2011 and lower professional services expenses, particularly $3.3 million of non-routine costs that were expensed in 2010 for consultations related to recapitalization transactions that occurred in 2010 and other periods.

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

The charges consisted of workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs, as reflected in Note 12 to the consolidated financial statements. The restructuring effort was initiated primarily due to the ongoing depressed new housing and residential remodeling markets.

        Other Income and Expense.    For 2011, we reported net other expense of $121.9 million, compared to net other expense of $53.0 million for 2010. The increase in net other expense of $68.9 million was comprised of an increase in net interest expense of approximately $55.0 million plus a decrease in net other income of approximately $13.9 million.

        Net interest expense increased from $71.2 million in 2010 to $126.2 million in 2011, due primarily to approximately $59.0 million of premium relating to the early retirement of our 11-3/8% senior secured notes plus approximately $9.9 million of accelerated debt discount and debt issue costs associated with that early repayment, all as described in Note 7 to the consolidated financial statements. These increases in interest expense related to the senior debt refinancing were partially offset by the lower-rate senior debt which was outstanding for part of 2011 as compared to 2010, lower interest on reduced balances of convertible debt in 2011, and decreased premiums and accelerated debt discount and debt issue costs related to early retirements of convertible debt in 2011.

        The decrease in net other income of $13.9 million was primarily the result of reduced equity earnings from our joint venture investments in an ethanol plant located in North Dakota ($9.3 million in 2010 and $4.0 million in 2011) and a hydrogen peroxide plant in South Korea which was sold in late 2010 ($8.3 million in 2010, including a $3.9 million gain on the sale of our equity interest, and $0 in 2011).

        Income Tax Provision.    Reference is made to Note 9 to the consolidated financial statements for a description of the near 0% income tax benefit recorded in 2011 and the 36% income tax benefit recorded in 2010, including the reasons for recording a full valuation allowance on net operating losses, tax credits and other deferred tax assets in 2011.

        Discontinued Operations.    Coal sales of $48.5 million in 2011 were lower than sales of $56.5 million in 2010 primarily due to a decrease in tons sold at some facilities. Due to feedstock issues, low capacity utilization and idled facilities, the cost of revenue related to the coal cleaning business exceeded revenues in both 2010 and 2011. During the September 2011 quarter, the coal cleaning facilities operated at 12% of aggregate capacity.

        In addition to the losses from operations incurred in both years, asset impairments of $34.5 million and $72.0 million were recorded in 2010 and 2011, respectively. Largely due to the increased impairment charges in 2011 compared to 2010, along with the $4.4 million income tax provision recorded in 2011 as compared to the $24.6 million tax benefit recorded in 2010, there was a significant increase in the loss from discontinued operations, net of income taxes, to $(96.0) million in 2011 from $(28.4) million in 2010. Reference is made to the sections titled "Overview" and "Critical Accounting Policies and Estimates—Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill" for more background about the presentation of the coal cleaning business as a discontinued operation and for a detailed description of the procedures and estimates used in calculating an impairment.

Impact of Inflation and Related Matters

        In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene and poly-vinyl chloride in the light building products segment. During 2011 and 2012, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

        Summary of Cash Flow Activities.    Net cash provided by operating activities during the year ended September 30, 2012 (2012) was $48.2 million, compared to net cash used in operating activities during the year ended September 30, 2011 (2011) of $(51.7) million. The large net loss in 2011 was due primarily to three non-routine adjustments: i) $89.9 million of asset impairments and restructuring costs; ii) $15.0 million for a litigation accrual; and iii) $68.9 million of interest expense related to our March 2011 senior debt refinancing. Only a small amount of the asset impairments and restructuring costs and none of the litigation accrual involved cash outlays, but nearly all of the interest expense did involve the use of cash, which was the most significant reason for the $51.7 million use of cash for operations in 2011. Other reasons for the positive change in net cash from operating activities in 2012 compared to 2011 include 2012 operating results that were better than 2011 operating results and a large increase in accrued personnel costs in 2012, representing performance-based compensation expense that did not involve the use of cash during the year.

        In both years, our primary investing activity consisted of the purchase of property, plant and equipment and payments for acquisitions. In 2012, we also received approximately $18.5 million of proceeds from the sale of our interest in an equity-method investee. In 2011, our primary financing activity was the March 2011 senior debt refinancing, and in 2012 our primary financing activity consisted of repayments of our long-term convertible debt. More details about these and other investing and financing activities are provided in the following paragraphs.

        Investing Activities.    In 2012, total expenditures for property, plant and equipment and payments for acquisitions were $27.4 million, a decrease of $2.4 million from 2011. In both years, a majority of capital expenditures related to the maintenance of operating capacity in our light building products segment, with a smaller proportion related to more discretionary expenditures for new product lines or projects. Total 2013 capital expenditures are currently expected to be near the 2011 and 2012 levels. As of September 30, 2012, we were committed to spend approximately $0.7 million on capital projects that were in various stages of completion. Funding for 2013 capital expenditures is expected to come from working capital. In 2011 and 2012, we acquired certain assets and assumed certain liabilities of some small privately-held companies in the light building products industry.

        As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration totaling approximately $8.4 million, which amount would be received over a number of years, depending upon future plant production levels. We sold two additional facilities in October 2012 for consideration to be received in the future, primarily in the form of production royalties, totaling an amount which could exceed $10.0 million, which amount would be received over a number of years, depending upon future plant production levels. We continue to negotiate with prospective purchasers of the coal cleaning facilities and currently expect to sell all, or substantially all, of the remaining discontinued coal cleaning business before the end of calendar 2012. At the current time, it is not possible to predict the amount of cash we will realize upon sale of the coal cleaning business nor the amount of cash we will expend operating and maintaining the facilities until such time as they are sold.

        We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we have not made any large acquisitions since 2007. We have also invested in joint ventures which are accounted for using the equity method of accounting, one of which was sold in 2010 and one of which was sold in 2012. Proceeds of approximately $18.5 million were received in 2012 related to the 2012 sale. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the five-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually.

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

        In 2012, we issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% convertible senior subordinated notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. The 8.75% notes have a maturity date of February 2016, two years after the maturity date of the 2.50% notes, which extended maturity date was the primary reason for issuing the 8.75% notes. The 2016 maturity date for the 8.75% notes better matches our projected generation of free cash flow. Other than the different interest rate and two-year extended maturity date, the terms of the 8.75% notes are similar in all material respects to the terms of the 2.50% notes as described in Note 7 to the consolidated financial statements.

        In 2012, we repurchased and canceled approximately $38.2 million in aggregate principal amount of convertible senior subordinated notes for cash consideration of approximately $37.5 million in several different transactions. Terms of repayment for some of these transactions included premiums totaling approximately $1.7 million, which were charged to interest expense. For certain other transactions, gains totaling approximately $2.5 million were recognized and recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense. In 2011, we repurchased and canceled approximately $24.4 million in aggregate principal amount of our convertible senior subordinated notes. Terms of repayment included premiums totaling approximately $3.5 million, which were recorded in interest expense. Accelerated debt discount and debt issue costs aggregating approximately $1.7 million were also charged to interest expense.

        Following all of the above-described transactions, we now have no debt maturities until 2014 and believe our cash flow will be sufficient to repay maturing debt on or before the due dates. Debt reduction remains a high priority. We currently plan to continue our program of early convertible debt repayment as opportunities arise, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

        We were in compliance with all debt covenants as of September 30, 2012. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

        There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets. As of September 30, 2012, availability under the ABL Revolver was approximately $51.1 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

        As of September 30, 2012, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 7 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

        In February 2012, we filed a universal shelf registration statement with the SEC under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

        Working Capital.    As of September 30, 2012, our working capital was $73.5 million (including $53.8 million of cash and cash equivalents) compared to $69.6 million as of September 30, 2011. We currently expect operations to produce positive cash flow during 2013 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

        Income Taxes.    Cash outlays for income taxes were approximately $3.4 million and $1.4 million in 2011 and 2012, respectively. We utilized our 2009 and prior year federal NOLs by carrying those amounts back to prior years, receiving significant income tax refunds in 2010. NOLs and tax credit carryforwards for 2010 were offset by our existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In both 2011 and 2012, we recorded a full valuation allowance on our net amortizable deferred tax assets and recorded a minimal income tax benefit in 2011 and approximately $0.7 million of income tax expense in 2012. As of September 30, 2012, our NOL and capital loss carryforwards totaled approximately $69.3 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2032. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $23.8 million of tax credit carryforwards as of September 30, 2012, which expire from 2014 to 2032. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

        Summary of Future Cash Requirements.    Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In subsequent periods, significant cash requirements will also include the repayment of debt, but not prior to February 2014. Reference is made to Note 14 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Legal Matters

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 14 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Off-Balance Sheet Arrangements

        As described in Note 14 to the consolidated financial statements, we have operating leases for certain facilities and equipment. Other than operating leases, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

        The following table presents a summary by period of our contractual cash obligations as of September 30, 2012.

	Payments due by Fiscal Year
(in millions)	Total	2013	2014 - 2015	2016 - 2017	After 2017
Senior secured notes	$400.0	$0	$0	$0	$400.0
Convertible senior subordinated notes	104.9	0	55.1	49.8	0

Total long-term debt	504.9	0	55.1	49.8	400.0
Interest payments on long-term debt	214.6	36.2	70.2	62.5	45.7
Unconditional purchase obligations	128.0	12.1	23.3	21.5	71.1
Operating lease obligations	96.2	30.4	42.8	16.2	6.8
Other long-term obligations	26.1	8.9	16.0	1.2	0

Total contractual cash obligations	$969.8	$87.6	$207.4	$151.2	$523.6

        As disclosed in Note 7 to the consolidated financial statements, we have no borrowings under our ABL Revolver as of September 30, 2012. The ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

        As of September 30, 2012, we had approximately $8.7 million of unrecognized income tax benefits, including $2.4 million of potential interest and penalties. Due to the number of years under audit and the matters being examined, at the current time an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

        Reference is made to the caption "Compensation Arrangements" in Note 14 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, executive change in control agreements, cash performance unit awards and cash-settled SARS. Amounts in addition to those included in the table above could become obligations under the terms of those agreements, depending upon the outcomes of the future events described in Note 14.

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 14 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We have recorded a liability of $18.0 million as of September 30, 2012 for all legal matters, however, it is not possible to know what amounts will ultimately be paid, nor the time periods any such payments will occur and accordingly, no amounts for legal matters have been included in the above table. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position. Final resolutions of these matters could affect the amounts included in the above table.

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

        Cash Performance Unit Awards.    As described in more detail in Note 14 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated in the second half of 2010. During 2012, we recorded approximately $1.7 million of expense for the 2010 performance unit awards due to an increase in the average 60-day stock price between September 30, 2011 and September 30, 2012.

        Also as described in Note 14 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during 2012. During 2012, we recorded approximately $9.6 million of expense for the 2012 performance unit awards, calculated based on the consolidated cash flow achieved for the year and an increase in the stock price between September 30, 2011 and September 30, 2012.

        Subsequent to September 30, 2012, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during 2013, again with terms similar to those for the 2011 and 2012 awards. Changes in our cash flow generation as well as changes in the stock price through September 30, 2013 will result in adjustment of the expected liability as of September 30, 2013, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter through September 30, 2013. Changes in the stock price can result in an increase or decrease in the estimated September 30, 2013 payout liability; however, any adjustments are also dependent upon the amount of cash flow generated during 2013.

        Cash-Settled SAR Grants.    In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.3 million of which are currently outstanding. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2012, $0.8 million has been accrued for these awards because the stock price at September 30, 2012 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

        During 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above. Approximately $2.8 million has been accrued for these awards as of September 30, 2012. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

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

        Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2012 at the above-described reasonable assurance level.

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

        Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2012.

        BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited Headwaters Incorporated's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2011 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2012 and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
November 16, 2012

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The applicable information to be set forth under the captions "Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1—Election of Directors" in our Proxy Statement to be filed in January 2013 for the Annual Meeting of Stockholders to be held in 2013 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The applicable information to be set forth under the captions "Executive Compensation" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be set forth under the captions "Summary Information about Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information to be set forth under the caption "Transactions with Related Persons" in the Proxy Statement is incorporated herein by reference.

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

  3.
  Listing of Exhibits

        For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(5)
3.1.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Headwaters dated February 24, 2011	(20)
3.2.5	Amended and Restated By-Laws of Headwaters	(7)
3.2.6	Amendment of Amended and Restated By-Laws of Headwaters	(14)
4.1	Indenture dated as of January 22, 2007 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(8)
4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(8)
4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(8)
4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the sole administrative agent, arranger and collateral agent, and the lenders named therein	(22)
4.9.1	First Amendment to Loan and Security Agreement among certain Headwaters subsidiaries and various lenders and First Amendment to Guaranty and Security Agreement, dated as of December 10, 2010	(18)

Exhibit No.	Description	Location
4.9.2	Second Amendment to Loan and Security Agreement and Second Amendment to Guaranty and Security Agreement, dated as of February 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(19)
4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(23)
4.9.4	Fourth Amendment to Loan and Security Agreement and Third Amendment to Guaranty and Security Agreement, dated as of December 29, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(25)
4.9.5	Fifth Amendment to Loan and Security Agreement and Fourth Amendment to Guaranty and Security Agreement, dated as of April 26, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(27)
4.9.6	Sixth Amendment to Loan and Security Agreement, dated as of May 8, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(28)
4.10	Indenture related to the 7-5/8% Senior Secured Notes due 2019, dated as of March 11, 2011, among Headwaters, the guarantors named therein and Wilmington Trust FSB as trustee and collateral agent (including forms of 7-5/8% Senior Secured Notes due 2019)	(21)
4.11	Indenture dated as of June 7, 2012 between Headwaters and Wells Fargo Bank, N.A., as Trustee, relating to 8.75% Convertible Senior Subordinated Notes due 2016	(29)
10.60	Employment Agreement with Kirk A. Benson dated as of 30 July 2012	(30)
10.103	Employment agreement dated December 8, 2010 between Headwaters and Donald P. Newman	(17)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
14	Code of Ethics	(4)
21	List of Subsidiaries of Headwaters	*
23	Consent of BDO USA, LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 5 November 2011	(25)
99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)
99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)
99.4	2002 Stock Incentive Plan	(3)

Exhibit No.	Description	Location
99.7	2003 Stock Incentive Plan	(2)
99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	(13)
99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	(12)
99.12	Audit Committee Charter, dated December 19, 2008	(12)
99.13	Compensation Committee Charter, dated December 19, 2008	(12)
99.17	Form of 2006 Executive Change in Control Agreement	(6)
99.17.1	Form of (first) Amendment to 2006 Executive Change in Control Agreement	(16)
99.17.2	Form of (second) Amendment to 2006 Executive Change in Control Agreement	(24)
99.17.3	Form of (new) 2011 Executive Change in Control Agreement	(24)
99.18	Amended Deferred Compensation Plan	(9)
99.20	Stock Appreciation Right Agreement (November 2007)	(10)
99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(10)
99.21	Restricted Stock Award Agreement (November 2007)	(10)
99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(10)
99.22	2012 Executive Master Bonus Plan	(26)
99.23	Broad-Based Management Bonus Plan	(27)
99.24	Form of Common Stock Certificate	(11)
99.25	Form of Performance Unit Award Agreement (October 2008)	(12)
99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	(12)
99.29	2010 Incentive Compensation Plan	(15)
99.29.1	Amendment No. 1 to 2010 Incentive Compensation Plan	(26)
99.30	Form of Performance Unit Award Agreement (April 2010)	(15)
99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)	(16)
99.34	Director's Deferred Compensation Plan	(27)
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

(3)
Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2004.

(4)
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

(8)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated January 22, 2007, filed January 22, 2007.

(9)
Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2007.

(10)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2007.

(11)
Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2008.

(12)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2008.

(13)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2009.

(14)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 19, 2008, filed December 22, 2008.

(15)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2010.

(16)
Incorporated by reference to the indicated exhibit filed with Headwaters' Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.

(17)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 8, 2010, filed December 10, 2010.

(18)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 10, 2010, filed December 14, 2010.

(19)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated February 15, 2011, filed February 16, 2011.

(20)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated February 24, 2011, filed February 25, 2011.

(21)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 11, 2011, filed March 14, 2011.

(22)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K/A, for the event dated October 27, 2009, filed March 18, 2011.

(23)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011.

(24)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated August 5, 2011, filed August 8, 2011.

(25)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2011.

(26)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated February 23, 2012, filed February 27, 2012.

(27)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(28)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated May 7, 2012, filed May 9, 2012.

(29)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated June 7, 2012, filed June 11, 2012.

(30)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2012.
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
Date: November 16, 2012

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

SIGNATURE	TITLE	DATE
/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 16, 2012
/s/ DONALD P. NEWMAN Donald P. Newman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2012
/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 16, 2012
/s/ RAYMOND J. WELLER Raymond J. Weller	Director	November 16, 2012
/s/ E. J. "JAKE" GARN E. J. "Jake" Garn	Director	November 16, 2012
/s/ R SAM CHRISTENSEN R Sam Christensen	Director	November 16, 2012
/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 16, 2012
/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 16, 2012
/s/ GRANT E. GUSTAFSON Grant E. Gustafson	Director	November 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2011 and 2012 and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
November 16, 2012

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$50,810	$53,782
Trade receivables, net	90,931	102,006
Inventories	33,247	31,588
Current and deferred income taxes	3,087	10,873
Assets held for sale	6,777	5,864
Other	6,954	10,583

Total current assets	191,806	214,696

Property, plant and equipment, net	164,709	159,706

Other assets:
Intangible assets, net	164,221	143,911
Goodwill	116,671	116,671
Assets held for sale	24,446	7,807
Other	66,384	38,146

Total other assets	371,722	306,535

Total assets	$728,237	$680,937

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$18,979	$17,477
Accrued personnel costs	23,030	47,048
Accrued interest	18,336	16,267
Current income taxes	0	790
Liabilities associated with assets held for sale	7,470	8,640
Other accrued liabilities	45,387	50,946
Current portion of long-term debt	9,014	0

Total current liabilities	122,216	141,168

Long-term liabilities:
Long-term debt	518,789	500,539
Income taxes	15,909	22,079
Liabilities associated with assets held for sale	5,507	9,966
Other	9,080	10,314

Total long-term liabilities	549,285	542,898

Total liabilities	671,501	684,066

Commitments and contingencies
Stockholders' equity (net capital deficiency):
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 60,947 shares at September 30, 2011 and 61,146 shares at September 30, 2012	61	61
Capital in excess of par value	637,547	640,047
Retained earnings (accumulated deficit)	(580,861)	(643,109)
Treasury stock and other	(11)	(128)

Total stockholders' equity (net capital deficiency)	56,736	(3,129)

Total liabilities and stockholders' equity (net capital deficiency)	$728,237	$680,937

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share data)	2010	2011	2012
Revenue:
Light building products	$316,884	$314,062	$339,632
Heavy construction materials	258,264	253,300	281,672
Energy technology	9,418	20,602	11,483

Total revenue	584,566	587,964	632,787
Cost of revenue:
Light building products	227,637	238,377	241,669
Heavy construction materials	192,785	193,006	210,158
Energy technology	5,999	10,648	5,893

Total cost of revenue	426,421	442,031	457,720

Gross profit	158,145	145,933	175,067
Operating expenses:
Amortization	22,218	22,359	20,675
Research and development	8,182	6,451	8,006
Selling, general and administrative	104,013	111,358	109,838
Asset impairments and restructuring costs	3,462	17,930	2,145

Total operating expenses	137,875	158,098	140,664

Operating income (loss)	20,270	(12,165)	34,403
Other income (expense):
Net interest expense	(71,182)	(126,252)	(52,678)
Other, net	18,169	4,314	(7,493)

Total other income (expense), net	(53,013)	(121,938)	(60,171)

Loss from continuing operations before income taxes	(32,743)	(134,103)	(25,768)
Income tax benefit (provision)	11,663	171	(661)

Loss from continuing operations	(21,080)	(133,932)	(26,429)
Loss from discontinued operations, net of income taxes	(28,402)	(95,989)	(35,819)

Net loss	$(49,482)	$(229,921)	$(62,248)

Basic and diluted loss per share:
From continuing operations	$(0.35)	$(2.21)	$(0.43)
From discontinued operations	(0.48)	(1.59)	(0.59)

	$(0.83)	$(3.80)	$(1.02)

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

						Total stockholders' equity (net capital deficiency)
	Common stock			Retained earnings (accumulated deficit)
			Capital in excess of par value		Treasury stock and other
(in thousands)	Shares	Amount
Balances as of September 30, 2009	60,245	$60	$629,451	$(301,458)	$(3,333)	$324,720
Issuance of restricted stock, net of cancellations	191	0				0
165 shares of treasury stock transferred to employee stock purchase plan, at cost			(1,433)		2,047	614
Issuance of common stock pursuant to employee stock purchase plan	54	0	138			138
Stock-based compensation			5,015			5,015
Other comprehensive income, net of taxes—cash flow hedge and foreign currency translation adjustments					936	936
Net loss for the year ended September 30, 2010				(49,482)		(49,482)

Balances as of September 30, 2010	60,490	60	633,171	(350,940)	(350)	281,941

Issuance of restricted stock, net of cancellations	186	0				0
Issuance of common stock pursuant to employee stock purchase plan	250	1	718			719
Exercise of stock appreciation rights	21	0				0
Stock-based compensation			3,658			3,658
Other					339	339
Net loss for the year ended September 30, 2011				(229,921)		(229,921)

Balances as of September 30, 2011	60,947	61	637,547	(580,861)	(11)	56,736

Issuance of common stock pursuant to employee stock purchase plan	212	0	635			635
Restricted stock cancellations	(13)	0				0
Stock-based compensation			1,737			1,737
Change in treasury shares held for deferred compensation plan obligation, at cost			128		(128)	0
Other					11	11
Net loss for the year ended September 30, 2012				(62,248)		(62,248)

Balances as of September 30, 2012	61,146	$61	$640,047	$(643,109)	$(128)	$(3,129)

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2010	2011	2012
Cash flows from operating activities:
Net loss	$(49,482)	$(229,921)	$(62,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,398	64,230	51,481
Asset impairments and non-cash restructuring costs	37,962	86,702	13,166
Interest expense related to amortization of debt issue costs and debt discount	16,027	20,069	14,184
Stock-based compensation	5,015	3,658	1,737
Deferred income taxes	(17,260)	(34)	198
Net loss (gain) of unconsolidated joint ventures	(17,523)	(3,990)	9,314
Net gain on disposition of property, plant and equipment	(683)	(329)	(805)
Gain on convertible debt repayments	0	0	(2,479)
Increase in trade receivables	(868)	(1,986)	(9,792)
Decrease in inventories	52	3,233	2,954
Increase in accounts payable and accrued liabilities	10,000	9,336	27,443
Other changes in operating assets and liabilities, net	19,112	(2,682)	3,016

Net cash provided by (used in) operating activities	62,750	(51,714)	48,169

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(26,907)	(29,847)	(27,443)
Proceeds from disposition of property, plant and equipment	3,802	556	1,261
Proceeds from sale of interests in unconsolidated joint ventures and other cash payments from unconsolidated joint venture	17,844	0	18,522
Net decrease (increase) in long-term receivables and deposits	(7,613)	816	(42)
Net change in other assets	(514)	(1,197)	(706)

Net cash used in investing activities	(13,388)	(29,672)	(8,408)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	316,187	392,942	0
Payments on long-term debt	(288,795)	(352,449)	(36,334)
Other debt issue costs	(2,456)	0	(1,090)
Employee stock purchases	752	719	635

Net cash provided by (used in) financing activities	25,688	41,212	(36,789)

Net increase (decrease) in cash and cash equivalents	75,050	(40,174)	2,972
Cash and cash equivalents, beginning of year	15,934	90,984	50,810

Cash and cash equivalents, end of year	$90,984	$50,810	$53,782

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertible senior subordinated notes	$0	$0	$49,791
Increase in accrued liabilities for acquisition-related commitment	0	0	1,467
Supplemental disclosure of cash flow information:
Cash paid for interest	$56,345	$106,925	$38,809
Cash paid (refunded) for income taxes	(37,058)	3,370	1,391

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. Description of Business and Organization

        Headwaters Incorporated (Headwaters) is a building products company incorporated in Delaware, providing products and services in the light and heavy building materials sectors. Headwaters' vision is to improve lives through innovative advancements in construction materials.

        The light building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone and concrete block. Headwaters believes that many of its branded products have a leading market position. Revenues from Headwaters' light building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodeling markets, as well as commercial construction markets.

        The heavy construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily used as a partial replacement for portland cement in concrete. Headwaters' heavy construction materials business is comprised of a nationwide storage and distribution network. We also provide services to electric utilities related to the management of CCPs. Revenue is diversified geographically and by market.

        The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owns and operates coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters is disposing of all its coal cleaning facilities and they are reflected as assets held for sale in the accompanying consolidated balance sheets. The results of Headwaters' coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its heavy oil upgrading technology represents a substantial improvement over current refining technologies. Headwaters' heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil from refining into higher-value distillates that can be further refined into gasoline, diesel and other products.

        Headwaters' fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters' fiscal year rather than a calendar year.

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of ASC Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. As of September 30, 2012, there are no material variable interest entities or equity-method investments. All significant intercompany transactions and accounts are eliminated in consolidation.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (Continued)

affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

        Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. Additional information about these segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and less than 10% of Headwaters' revenue was from sales outside the United States. Approximately 13%, 12% and 14% of Headwaters' total revenue and cost of revenue was for services in 2010, 2011 and 2012, respectively. Substantially all service-related revenue for all periods was in the heavy construction materials segment. Headwaters normally purchases a majority of the polypropylene used in its resin-based building products from a single supplier; however, polypropylene could be obtained from other suppliers if necessary and management currently believes any such change in suppliers would not be materially disruptive.

        Revenue Recognition and Cost of Revenue—Revenue from the sale of building products, CCPs and energy-related products is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates and discounts pertaining to the sale of building products are provided for at the time of sale and are based primarily upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation and/or shipping and handling is contractually provided for between the customer and Headwaters. Cost of revenue includes shipping and handling fees.

        CCP service revenues are primarily earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation. Revenues under long-term site service contracts are recognized concurrently with the removal of material and are based on the volume of material removed at established prices per ton. In compliance with contractual obligations, the cost of CCPs purchased from certain utilities is based on a percentage of the "net revenues" from sale of the CCPs purchased. Costs also include landfill fees and transportation charges to deliver non-marketable CCPs to landfills.

        Cash and Cash Equivalents—Headwaters considers all short-term, highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Certain cash and cash equivalents are deposited with financial institutions, and at times such amounts exceed insured depository limits.

        Receivables—Allowances are provided for uncollectible accounts and notes when deemed necessary. Such allowances are based on an account-by-account analysis of collectability or impairment plus a provision for non-customer specific defaults based upon historical collection experience. Headwaters performs periodic credit evaluations of its customers but collateral is not required for trade receivables. Collateral is generally required for notes receivable, which were not material during the periods presented.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (Continued)

        Inventories—Inventories are stated at the lower of cost or market (net realizable value). Cost includes direct material, transportation, direct labor and allocations of manufacturing overhead costs and is determined primarily using the first-in, first-out method.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Assets are depreciated using primarily the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. The units-of-production method is used to depreciate certain light building products segment assets. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

        Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Intangible assets are amortized using the straight-line method, Headwaters' best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 6, in accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill is not amortized, but is tested at least annually for impairment. Intangible assets are tested for impairment only when an indicator of impairment exists.

        Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to carrying amounts or to estimated useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As more fully described in Notes 4 and 6, asset impairment charges for long-lived assets , primarily related to discontinued operations, were recorded in all years presented.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (Continued)

based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value of a derivative resulting from ineffectiveness, or an excluded component of the gain or loss, is recognized immediately and is recorded as interest expense.

        Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of any hedging instruments on an ongoing basis. Historically, Headwaters has entered into hedge agreements to limit its exposure for interest rate movements and certain commodity price fluctuations. Currently, except for the convertible note hedge and warrant transaction described in Note 7, Headwaters has no hedge agreements or other derivatives in place.

        Asset Retirement Obligations—Headwaters has asset retirement obligations associated with the restoration of certain CCP disposal sites and certain coal cleaning sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset's useful life. As of September 30, 2011 and 2012, asset retirement obligations totaled approximately $1.8 million and $8.3 million, respectively, most of which related to discontinued operations. Substantially all of the change during 2012 related to revisions of the estimated future cash flows.

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

        Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total advertising costs were approximately $5.7 million, $6.9 million and $5.9 million in 2010, 2011 and 2012, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (Continued)

        Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $0.9 million, $1.9 million and $1.2 million in 2010, 2011 and 2012, respectively.

        Contingencies—In accounting for legal matters and other contingencies, Headwaters follows the guidance in ASC Topic 450 Contingencies, under which loss contingencies are accounted for based upon the likelihood of an impairment of an asset or the incurrence of a liability. If a loss contingency is "probable" and the amount of loss can be reasonably estimated, it is accrued. If a loss contingency is "probable" but the amount of loss cannot be reasonably estimated, disclosure is made. If a loss contingency is "reasonably possible," disclosure is made, including the potential range of loss, if determinable. Loss contingencies that are "remote" are neither accounted for nor disclosed. Gain contingencies are given no accounting recognition until realized, but are disclosed if material. Headwaters records legal fees associated with loss contingencies when incurred and does not record estimated future legal fees.

        Stock-Based Compensation—Headwaters uses the fair value method of accounting for stock-based compensation required by ASC Topic 718 Compensation—Stock Compensation. ASC Topic 718 requires companies to expense the value of equity-based awards. Stock-based compensation expense is reported within the same expense line items as used for cash compensation expense. Excess tax benefits resulting from exercise of stock options and stock appreciation rights (SARs) are reflected in the consolidated statements of changes in stockholders' equity and cash flows.

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

        The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the "graded vesting" or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 3% to 5% during 2010 through 2012. As of September 30, 2012, the estimated forfeiture rate for most unvested awards was 3% per year.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

2. Summary of Significant Accounting Policies (Continued)

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

        Reclassifications—Certain prior period amounts have been reclassified to conform to the current period's presentation. The reclassifications had no effect on net income or total assets.

3. Segment Reporting

        Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 4, in September 2011 Headwaters committed to a plan to sell its coal cleaning facilities and the related coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

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

        Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the "Corporate" column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the "Corporate" column. The operating results of the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

3. Segment Reporting (Continued)

discontinued coal cleaning business are not included in the tables below for any period; however, coal cleaning facility expenditures comprise most of the reported energy technology segment capital expenditures for all years, and energy technology segment assets include the coal cleaning assets held for sale.

	2010
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$316,884	$258,264	$9,418	$0	$584,566

Depreciation and amortization	$(32,623)	$(13,699)	$(2,185)	$(133)	$(48,640)

Operating income (loss)	$17,178	$33,739	$(10,375)	$(20,272)	$20,270

Net interest expense					(71,182)
Other income (expense), net					18,169
Income tax benefit					11,663

Loss from continuing operations					(21,080)
Loss from discontinued operations, net of income taxes					(28,402)

Net loss					$(49,482)

Capital expenditures and payments for acquisitions	$20,155	$4,114	$2,611	$27	$26,907

Segment assets	$320,124	$296,488	$166,951	$105,411	$888,974

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

3. Segment Reporting (Continued)

	2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$314,062	$253,300	$20,602	$0	$587,964

Depreciation and amortization	$(37,747)	$(13,847)	$(2,327)	$(87)	$(54,008)

Operating income (loss)	$(14,751)	$31,304	$(14,387)	$(14,331)	$(12,165)

Net interest expense					(126,252)
Other income (expense), net					4,314
Income tax benefit					171

Loss from continuing operations					(133,932)
Loss from discontinued operations, net of income taxes					(95,989)

Net loss					$(229,921)

Capital expenditures and payments for acquisitions	$17,328	$2,696	$9,823	$0	$29,847

Segment assets, including $31,223 in the energy technology segment related to coal cleaning assets held for sale	$292,411	$298,584	$101,645	$35,597	$728,237

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

3. Segment Reporting (Continued)

	2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$339,632	$281,672	$11,483	$0	$632,787

Depreciation and amortization	$(35,724)	$(13,322)	$(2,287)	$(148)	$(51,481)

Operating income (loss)	$25,553	$40,254	$(6,045)	$(25,359)	$34,403

Net interest expense					(52,678)
Other income (expense), net					(7,493)
Income tax provision					(661)

Loss from continuing operations					(26,429)
Loss from discontinued operations, net of income taxes					(35,819)

Net loss					$(62,248)

Capital expenditures and payments for acquisitions	$18,703	$5,240	$1,472	$2,028	$27,443

Segment assets, including $13,671 in the energy technology segment related to coal cleaning assets held for sale	$271,554	$338,753	$36,377	$34,253	$680,937

4. Discontinued Operations

        Headwaters assessed the strategic fit of its various operations and is pursuing divestiture of certain businesses in the energy technology segment which do not align with its long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which is part of the energy technology segment, and at that time the business met all the criteria for classification as held for sale and presentation as a discontinued operation. Accordingly, the assets and liabilities associated with the coal cleaning business have been reflected as held for sale in the accompanying consolidated balance sheets. The results of Headwaters' coal cleaning operations have been presented as discontinued operations for all periods.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

4. Discontinued Operations (Continued)

        Certain summarized information for the discontinued coal cleaning business is presented in the following table.

(in thousands)	2010	2011	2012
Revenue	$56,486	$48,476	$22,268

Loss from operations of discontinued operations before income taxes	$(52,954)	$(91,615)	$(36,210)
Gain on disposal	0	0	267
Income tax benefit (provision)	24,552	(4,374)	124

Loss from discontinued operations, net of income taxes	$(28,402)	$(95,989)	$(35,819)

        During 2010, many of Headwaters' coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. Using assumptions in a forecast of future cash flows that were based primarily on historical operating conditions, Headwaters determined that a coal cleaning asset impairment existed at September 30, 2010 and recorded a non-cash impairment charge of $34.5 million. During 2011, a number of Headwaters' coal cleaning assets remained idle or were producing coal at low levels. These low production levels resulted in a forecast of future cash flows that indicated a further impairment existed and Headwaters recorded an additional impairment charge of $37.0 million in the March 2011 quarter. In September 2011, in connection with the commitment to sell the coal cleaning facilities, another impairment charge of $35.0 million was recorded to reduce the carrying value of the assets to fair value less estimated selling costs. During 2012, Headwaters recorded an impairment of the coal cleaning assets totaling $13.0 million, which reduced the remaining book value for the coal cleaning assets, net of liabilities associated with those assets, to negative $(4.9) million.

        Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $16.1 million and $1.9 million of property, plant and equipment and approximately $8.3 million and $5.9 million of other assets, as of September 30, 2011 and 2012, respectively, all of which are recorded at the lower of historical carrying amount or fair value. Liabilities associated with assets held for sale consist primarily of accrued liabilities.

        Management used its best efforts to reasonably estimate all of the fair value "Level 3" inputs in the cash flow models utilized to estimate the above-described impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. If assumptions regarding future cash flows from the sale of the coal cleaning assets prove to be incorrect, Headwaters may be required to record a loss or a gain when the remaining assets are sold.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

4. Discontinued Operations (Continued)

        Headwaters sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration, primarily in the form of production royalties, totaling approximately $8.4 million, which amount would be received over a number of years, depending upon future plant production levels. Subsequent to September 30, 2012, Headwaters sold two additional facilities for consideration to be received in the future, primarily in the form of production royalties, totaling an amount which could exceed $10.0 million, which amount would be received over a number of years, depending upon future plant production levels. The eight remaining facilities are under contract for sale with closing anticipated before the end of calendar 2012, subject to the satisfaction of certain material conditions.

5. Current Assets

        Trade Receivables Allowance—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2012.

(in thousands)	Balance at beginning of year	Charged to expense	Reclassified to assets held for sale	Accounts written off	Balance at end of year
2010	$3,296	$892	$0	$(668)	$3,520
2011	3,520	1,008	(826)	(764)	2,938
2012	2,938	532	0	(1,047)	2,423

        Inventories—Inventories consisted of the following at September 30:

(in thousands)	2011	2012
Raw materials	$9,370	$8,021
Finished goods	23,877	23,567

	$33,247	$31,588

6. Long-Lived Assets

        Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands)	Estimated useful lives	2011	2012
Land and improvements	15 - 40 years	$11,402	$11,761
Buildings and improvements	5 - 40 years	58,702	59,433
Equipment and vehicles	3 - 20 years	187,689	190,649
Dies and molds	3 - 20 years	76,701	75,265
Construction in progress	—	4,907	9,605

		339,401	346,713
Less accumulated depreciation		(174,692)	(187,007)

Net property, plant and equipment		$164,709	$159,706

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

6. Long-Lived Assets (Continued)

        Depreciation expense was approximately $38.2 million, $41.9 million and $30.8 million in 2010, 2011 and 2012, respectively. In addition to the coal cleaning asset impairments described in Note 4 and the restructuring-related impairments described in Note 12, in 2010 Headwaters recorded an asset impairment totaling approximately $3.5 million in the heavy construction materials segment related to a CCP loading facility that was not being utilized for fly ash shipments as originally planned.

        Intangible Assets—All of Headwaters' identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of September 30:

		2011		2012
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
CCP contracts	8 - 20 years	$117,690	$58,643	$106,400	$53,379
Customer relationships	5 - 15 years	77,914	38,454	72,464	38,382
Trade names	5 - 20 years	67,890	23,608	67,890	27,105
Patents and patented technologies	4 - 19 years	54,736	36,296	55,102	41,661
Other	3 - 17 years	4,985	1,993	3,760	1,178

		$323,215	$158,994	$305,616	$161,705

        Total amortization expense related to intangible assets was approximately $22.2 million, $22.4 million and $20.7 million in 2010, 2011 and 2012, respectively. The decreases during 2012 in gross carrying amount and accumulated amortization are attributable to fully amortized assets that have been removed from the respective accounts. Total estimated annual amortization expense for 2013 through 2017 is shown in the following table.

Year ending September 30:	(in thousands)
2013	$19,746
2014	19,204
2015	15,057
2016	14,801
2017	13,922

        Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2012.

(in thousands)	Light building products	Heavy construction materials	Total
Balances as of September 30, 2010	$0	$115,999	$115,999
Finalization of purchase price	242		242
Goodwill related to 2011 acquisitions	430		430

Balances as of September 30, 2011 and 2012	$672	$115,999	$116,671

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

6. Long-Lived Assets (Continued)

        The adjustment reflected above represents the finalization of accounting for an acquisition that occurred in late 2010. In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, Headwaters does not amortize goodwill, all of which relates to acquisitions. However, Headwaters is required to periodically test for goodwill impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing as of June 30, using a one- to three-step process. For all periods presented, Headwaters' reporting units for purposes of testing for goodwill impairment are the same as its operating segments.

        Step 1 of impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. For the 2010 and 2011 test dates, step 1 of the goodwill impairment test was performed for the heavy construction materials reporting unit with no resulting indications of potential impairment. Accordingly, step 2 was not performed and no impairment charges were necessary.

        Under new accounting rules adopted for 2012, Headwaters may evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step goodwill impairment test. This qualitative evaluation is commonly referred to as "step 0." After assessing the appropriate qualitative factors, only if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, is it necessary to perform step 1 as described above. For the 2012 test date, Headwaters performed a step 0 qualitative evaluation for both the heavy construction materials and light building products reporting units and concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

7. Liabilities

        Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2011	2012
Litigation	$16,012	$18,012
Products and services received but not yet invoiced	16,055	17,634
Other	13,320	15,300

	$45,387	$50,946

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

7. Liabilities (Continued)

        Long-term debt—The total undiscounted face amount of Headwaters' outstanding long-term debt was $543.1 million and $504.9 million as of September 30, 2011 and 2012, respectively. As of those dates, long-term debt consisted of the following:

(in thousands)	2011	2012
7-5/8% Senior secured notes, due April 2019	$400,000	$400,000
Convertible senior subordinated notes:
2.50%, due 2014 (face amount $120,900 at September 30, 2011 and $55,077 at September 30, 2012), net of discount	106,688	51,278
8.75%, due 2016 (face amount $49,791), net of discount	0	49,261
14.75% (face amount $12,965), net of discount	12,101	0
16% (face amount $9,233), net of discount	9,014	0

Total convertible senior subordinated notes, net of applicable discounts	127,803	100,539

	527,803	500,539
Less current portion	(9,014)	0

Carrying amount of long-term debt, net of discounts	$518,789	$500,539

        Senior Secured Debt Repaid in October 2009—Headwaters' senior secured borrowings as of September 30, 2009 consisted of a first lien term loan in the amount of $163.0 million, plus $25.0 million outstanding under an associated revolving credit arrangement. As described below, in October 2009 Headwaters issued $328.3 million of 11-3/8% senior secured notes due 2014 and used most of the proceeds to repay all amounts owed under the senior secured credit facility, at which time the facility was terminated. In connection with the termination of the credit facility and early repayment of the outstanding debt, Headwaters wrote off all remaining related debt issue costs, aggregating approximately $2.0 million. In addition, in connection with consultations related to recapitalization transactions that occurred in October 2009 and other periods, Headwaters incurred $3.3 million of costs that were expensed during the December 2009 quarter, which amount was included in selling, general and administrative expenses.

        11-3/8% Senior Secured Notes—In October 2009, Headwaters issued approximately $328.3 million of 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. Headwaters used most of the net proceeds to repay all of its obligations under the former senior secured credit facility described above and the remaining outstanding 2.875% convertible senior subordinated notes totaling approximately $71.8 million. In connection with the early repayment of the 2.875% notes, Headwaters wrote off and charged to interest expense all remaining related debt issue costs, aggregating approximately $0.6 million. Also in October 2009, Headwaters entered into a $70.0 million asset-based revolving loan facility (ABL Revolver), described below.

        The 11-3/8% senior secured notes, which were due to mature in November 2014, were repaid in March 2011 with proceeds from the issuance of 7-5/8% senior secured notes described below. The 11-3/8% notes were issued at 99.067% of face value, or a discount of approximately $3.1 million, which

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

7. Liabilities (Continued)

discount was being amortized to interest expense over the five-year term. Upon early repayment in March 2011, the remaining unamortized balances of approximately $2.2 million of debt discount and $6.6 million of debt issue costs were written off and charged to interest expense, as was $1.1 million of banking fees related to the tender offer.

        7-5/8% Senior Secured Notes—In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the 11-3/8% senior secured notes described above and the related early repayment premium of approximately $59.0 million (which premium was charged to interest expense). The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver, currently consisting of certain trade receivables and inventories of Headwaters' light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

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

        The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2012.

        ABL Revolver—Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of September 30, 2012. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters' light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. Headwaters has secured letters of credit under terms of the ABL Revolver for approximately $18.9 million for various purposes and as of September 30, 2012, availability under the ABL Revolver was approximately $51.1 million.

        Outstanding borrowings under the ABL Revolver accrue interest at Headwaters' option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters' fixed charge coverage ratio; or ii) the "Base Rate" plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

7. Liabilities (Continued)

Revolver as of September 30, 2012, the interest rate on those borrowings would have been approximately 3.1%. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date.

        The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of September 30, 2012.

        16% Convertible Senior Subordinated Notes Due 2016—In 2009, Headwaters exchanged a portion of its 2.875% convertible senior subordinated notes for approximately $63.3 million of new 16% convertible senior subordinated notes. Subsequently in 2009, Headwaters exchanged approximately $15.0 million of the 16% notes for shares of common stock.

        In 2010, Headwaters repurchased and canceled approximately $29.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $5.0 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $2.1 million were also charged to interest expense. In 2011, Headwaters repurchased and canceled approximately $10.0 million in aggregate principal amount of the 16% notes. Terms of repayment included premiums totaling approximately $1.7 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $0.6 million were also charged to interest expense. In 2012, Headwaters redeemed at par the remaining $9.2 million of outstanding 16% notes.

        2.50% Convertible Senior Subordinated Notes Due 2014—In 2007, Headwaters issued $160.0 million of 2.50% convertible senior subordinated notes due February 2014, with interest payable semi-annually. In 2009, Headwaters exchanged approximately $39.1 million in aggregate principal amount of the 2.50% notes for approximately $27.4 million in aggregate principal amount of new 14.75% convertible senior subordinated notes, described below.

        The 2.50% notes are subordinate to the new 7-5/8% senior secured notes described above and rank equally with the 8.75% convertible senior subordinated notes described below, as well as any future issuances of senior subordinated debt. The conversion rate for the 2.50% notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters will pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters' common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as "fundamental changes."

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

7. Liabilities (Continued)

        The 2.50% notes are convertible at the option of the holders prior to December 1, 2013 if any of the following criteria are met: 1) during any fiscal quarter the closing price of Headwaters' common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The 2.50% notes are convertible on or after December 1, 2013 regardless of the foregoing circumstances and have no early redemption options for either Headwaters or the holders of the notes. If a fundamental change in common stock occurs, including termination of trading, holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest.

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

        In 2012, Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. Also in 2012, Headwaters repurchased and canceled $16.0 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $13.5 million. The $2.5 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $1.6 million were charged to interest expense. As of September 30 2012, $55.1 million of the 2.50% notes remained outstanding.

        14.75% Convertible Senior Subordinated Notes Due 2014—As noted above, in 2009 Headwaters exchanged approximately $39.1 million of the 2.50% convertible senior subordinated notes for approximately $27.4 million of new 14.75% convertible senior subordinated notes.

        In 2011, Headwaters repurchased and canceled approximately $14.4 million in aggregate principal amount of the 14.75% notes. Terms of repayment included premiums totaling approximately $1.8 million, which were recorded as interest expense. Accelerated debt discount and debt issue costs aggregating approximately $1.1 million were also charged to interest expense. In 2012, Headwaters repurchased and canceled the remaining $13.0 million outstanding balance of the 14.75% notes, which repurchases included premiums of approximately $1.7 million. The premiums and accelerated debt discount and debt issue costs aggregating approximately $0.8 million were charged to interest expense.

        8.75% Convertible Senior Subordinated Notes Due 2016—As noted above, in 2012 Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes. The 8.75% notes have a maturity date of February 2016 with no early redemption options for either Headwaters or the holders of the notes. Other than the different interest rate and the two-year extended maturity date, the terms of the 8.75% notes, including the significant terms of conversion (substituting December 1, 2015 for the applicable

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

7. Liabilities (Continued)

December 1, 2013 dates for the 2.50% notes), are similar in all material respects to the terms of the 2.50% notes as described above. Headwaters' Chairman and CEO was a holder of $1.15 million of the 2.50% notes that were exchanged for 8.75% notes, which exchange was approved by the Board of Directors and occurred under the same terms as for the other exchange participants.

        Interest and Debt Maturities—During 2010, Headwaters incurred total interest costs of approximately $72.4 million, including approximately $16.0 million of non-cash interest expense and approximately $0.4 million of interest costs that were capitalized. During 2011, Headwaters incurred total interest costs of approximately $127.0 million, including approximately $20.1 million of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized. Interest expense for 2011 includes approximately $62.6 million of early repayment premiums, of which $59.0 million related to the retirement of the 11-3/8% senior secured notes in March 2011. During 2012, Headwaters incurred total interest costs of approximately $53.4 million, including approximately $14.2 million of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized.

        Interest income was approximately $0.3 million for 2010 and 2011 and approximately $0.2 million for 2012. The weighted-average interest rate on the face amount of outstanding long-term debt, disregarding amortization of debt discount and debt issue costs, was approximately 6.8% and 7.2% at September 30, 2011 and 2012, respectively.

        There are currently no maturities of debt prior to February 2014. Future maturities of long-term debt as of September 30, 2012 are shown in the following table.

Year ending September 30,	(in thousands)
2014	$55,077
2016	49,791
2019	400,000

Total long-term debt	$504,868

8. Fair Value of Financial Instruments

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

        All of Headwaters' outstanding long-term debt as of September 30, 2011 and 2012 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters' long-term debt as of September 30, 2011 would have been approximately $427.0 million, compared to a carrying value of $527.8 million, and the aggregate fair value as of September 30, 2012 would have been approximately $510.0 million, compared to a carrying value of $500.5 million.

        Fair value "Level 2" estimates for long-term debt were based primarily on discounted future cash flows using estimated current risk-adjusted borrowing rates for similar instruments. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters' common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

9. Income Taxes

        In 2010, Headwaters' income tax benefit rate related to continuing operations was approximately 36%. Headwaters utilized its 2009 and prior year federal net operating losses (NOLs) by carrying those amounts back to prior years, receiving significant income tax refunds in 2010. NOLs and tax credit carryforwards for 2010 were offset by Headwaters' existing deferred income tax liabilities resulting in a near $0 deferred tax position as of September 30, 2010. In both 2011 and 2012, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded a minimal income tax benefit in 2011 and approximately $0.7 million of income tax expense in 2012. The reported income tax rate for 2011 of near 0% and the negative income tax rate of (3)% for 2012 were due to the combination of not recognizing benefit for pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters generated taxable income. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters' deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the "more likely than not" threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required.

        As of September 30, 2012, Headwaters' NOL and capital loss carryforwards totaled approximately $69.3 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2032. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $23.8 million of tax credit carryforwards as of September 30, 2012, which expire from 2014 to 2032.

        The income tax benefit (provision) consisted of the following for the years ended September 30:

(in thousands)	2010	2011	2012
Current tax benefit (provision):
Federal	$17,586	$1,109	$1,267
State	1,979	(968)	(1,717)

Total current tax benefit (provision)	19,565	141	(450)
Deferred tax benefit (provision):
Federal	(7,635)	30	(211)
State	(267)	0	0

Total deferred tax benefit (provision)	(7,902)	30	(211)

Total income tax benefit (provision)	$11,663	$171	$(661)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

9. Income Taxes (Continued)

        The benefit (provision) for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2010	2011	2012
Tax benefit at U.S. statutory rate	$11,460	$46,936	$9,019
State income taxes, net of federal tax effect	1,055	(968)	(1,717)
Estimated tax credits	765	0	107
Valuation allowance	(928)	(45,310)	(8,913)
Unrecognized tax benefits	655	1,110	1,268
Other	(1,344)	(1,597)	(425)

Income tax benefit (provision)	$11,663	$171	$(661)

        The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2011	2012
Deferred tax assets:
NOL and capital loss carryforwards	$63,427	$69,252
Tax credit carryforwards	21,221	23,779
Debt repurchase premium	20,297	18,221
Estimated liabilities	3,199	15,819
Stock-based compensation	9,365	9,306
Reserves and allowances	3,857	2,409
Convertible note hedge	4,796	1,279
Other	2,261	2,534
Valuation allowances	(104,531)	(127,795)

Total deferred tax assets	23,892	14,804
Deferred tax liabilities:
Property, plant and equipment basis differences	(9,834)	(11,066)
Goodwill and intangible asset basis differences	(8,589)	(2,381)
Convertible debt discount	(5,469)	(1,357)
Indefinite lived liabilities	(2,280)	(2,505)

Total deferred tax liabilities	(26,172)	(17,309)

Net deferred tax liability	$(2,280)	$(2,505)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

9. Income Taxes (Continued)

        A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows.

(in thousands)	2010	2011	2012
Gross unrecognized income tax benefits at beginning of year	$9,024	$11,843	$8,312
Changes based on tax positions related to the current year	93	(872)	(370)
Increases for tax positions related to prior years	4,961	4,915	560
Reductions for tax positions related to prior years	(1,444)	(5,365)	(2,073)
Settlements	(592)	(1,720)	(65)
Lapse of statute of limitations	(199)	(489)	(1,492)

Gross unrecognized income tax benefits at end of year	$11,843	$8,312	$4,872

        During 2010, Headwaters recognized approximately $0.2 million of interest and penalties and during 2011, Headwaters released approximately $3.4 million of liabilities for interest and penalties. During 2012, Headwaters released approximately $0.4 million of liabilities for interest and penalties and as of September 30, 2012, approximately $2.4 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2011 were primarily the result of settlement of the IRS audit for the years 2005 through 2008. Changes to the estimated liability for unrecognized income tax benefits during 2012 were primarily the result of a tentative agreement reached with the IRS regarding its audit of 2009 and the expiration of statute of limitation time periods. As of September 30, 2012, approximately $3.9 million of unrecognized income tax benefits would affect the 2012 effective tax rate if released into income, due to the impact of the valuation allowance.

        The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions and Headwaters currently has open tax years subject to examination by the IRS or other taxing authorities for the years 2009 through 2011. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $1.5 million to $3.0 million of Headwaters' unrecognized income tax benefits will be released within the next 12 months, depending on the timing of ongoing examinations, the expiration of statute of limitation time periods and other factors.

10. Equity Securities and Stock-Based Compensation

        Authorized Stock—In 2011, Headwaters' stockholders approved an increase in the number of shares of authorized common stock, from 100.0 million to 200.0 million. Headwaters also has 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2011 or 2012.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

10. Equity Securities and Stock-Based Compensation (Continued)

        Treasury Shares Held for Deferred Compensation Obligation—In accordance with the terms of the new Directors' Deferred Compensation Plan (DDCP) described in Note 14, non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director's request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters will be distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of September 30, 2012, the treasury stock and related deferred compensation obligation had fair values of approximately $0.2 million, which amount was not significantly different from the carrying values at cost.

        Shelf Registration—In February 2012, Headwaters filed a universal shelf registration statement with the SEC under which $210.0 million is available for future offerings of securities. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

        Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters' Board of Directors (the Committee) approved the grant of approximately 1.1 million, 0.9 million and 1.2 million stock-based awards during 2010, 2011 and 2012, respectively. The awards consisted of stock-settled SARs, restricted stock and restricted stock units granted to directors, officers and employees. Subsequent to September 30, 2012, the Committee granted approximately 0.5 million stock-based awards to officers and employees.

        All stock-based awards for the years 2010 through 2012 and subsequent thereto were granted under existing equity compensation plans, and all of the SARs have an exercise price equal to the fair market value of Headwaters' common stock on the dates of grant and a contractual term of 10 years. When exercised by grantees, stock-settled SARs are settled in Headwaters' common stock. Headwaters has also granted cash-settled SARs as described in Note 14.

        Stock-Based Compensation—Stock-based compensation expense was approximately $5.0 million, $3.7 million and $1.7 million in 2010, 2011 and 2012, respectively. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was approximately $1.8 million in 2010 and $0 in 2011 and 2012.

        Valuation Assumptions—The fair values of stock-settled SARs have been estimated using the B-S-M model. The following table summarizes the assumptions used in determining the fair values of these awards for the years indicated.

	2010	2011	2012
Expected stock volatility	65%	65%	65%
Risk-free interest rates	0.4% - 3.6%	0.2% - 2.6%	0.4% - 1.0%
Expected lives (beyond vest dates)	4 years	4 years	4 years
Dividend yield	0%	0%	0%

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

10. Equity Securities and Stock-Based Compensation (Continued)

        Expected stock price volatility was estimated using primarily historical volatilities of Headwaters' stock. Implied volatilities of traded options on Headwaters' stock, volatility predicted by other models, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the U.S. Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the "simplified method" set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award's vesting term and contractual term and dividing that result by two. Insufficient historical data from which to more reliably estimate expected lives is expected to exist for the foreseeable future due to the varying terms of awards granted in recent and past years, along with other factors.

        Equity Compensation Plans—As of September 30, 2009, Headwaters had four equity compensation plans, three of which have been approved by stockholders. In 2010, Headwaters' stockholders approved a new 2010 Incentive Compensation Plan (2010 ICP), which authorized the issuance of up to 2.5 million shares of common stock for stock-based incentives, as well as certain cash incentives, as determined by the Committee. In connection with the approval of the 2010 ICP, Headwaters agreed to not issue any additional stock-based awards under any of its other existing compensation plans. In 2012, Headwaters' stockholders approved a 2.7 million increase in the number of shares of common stock available for issuance under the 2010 ICP, to 5.2 million shares. Following the grants of equity-based awards made subsequent to September 30, 2012, approximately 3.2 million shares were available for future grants under the 2010 ICP.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

10. Equity Securities and Stock-Based Compensation (Continued)

        Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2012.

(shares in thousands)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	4,786	$10.11	3,660
Plans not approved by stockholders	639	14.79	0

Total	5,425	$10.66	3,660

        As discussed above, Headwaters currently has five Plans under which options and SARs have been granted and stockholders have approved four of the five Plans. Headwaters has also issued options not covered by any Plan, though not in recent years. The amounts included in the caption "not approved by stockholders" in the table above represent amounts relating to the Plan not approved by stockholders plus all awards granted outside of any Plan.

        Stock Options—The following table summarizes the activity for all of Headwaters' stock options, including options not granted under the Plans.

(in thousands of shares)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2009	1,812	$21.67
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(11)	19.92

Outstanding at September 30, 2010	1,801	$21.68	3.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(254)	20.64

Outstanding at September 30, 2011	1,547	$21.86	2.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(285)	17.02

Outstanding at September 30, 2012	1,262	$22.95	1.5	$0

Exercisable at September 30, 2010	1,801	$21.68	3.2	$0

Exercisable at September 30, 2011	1,547	$21.86	2.2	$0

Exercisable at September 30, 2012	1,262	$22.95	1.5	$0

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

10. Equity Securities and Stock-Based Compensation (Continued)

        SARs—The following table summarizes the activity for all of Headwaters' stock-settled SARs.

(in thousands, except per-share amounts)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2009	1,931	$14.37
Granted	790	4.60
Exercised	0	0
Forfeited or expired	(106)	13.28

Outstanding at September 30, 2010	2,615	$11.46	7.5	$0

Granted	602	$3.85
Exercised	(96)	4.18
Forfeited or expired	(229)	11.92

Outstanding at September 30, 2011	2,892	$10.08	6.7	$0

Granted	1,241	$1.85
Exercised	(8)	4.28
Forfeited or expired	(231)	11.12

Outstanding at September 30, 2012	3,894	$7.41	6.7	$8,147

Exercisable at September 30, 2010	1,731	$12.98	7.0	$0

Exercisable at September 30, 2011	2,294	$11.41	6.2	$0

Exercisable at September 30, 2012	2,909	$9.18	6.0	$3,920

        The weighted-average grant-date fair value of SARs granted was $2.77, $2.26 and $0.86 in 2010, 2011 and 2012, respectively. The total intrinsic value of SARs exercised was approximately $0.1 million and $0 in 2011 and 2012, respectively.

        Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above, during 2010 through 2012 Headwaters also issued approximately 0.4 million shares of restricted common stock to officers and employees and approximately 0.2 million restricted stock units to non-affiliated directors. The restricted stock vests over an approximate three-year period and the restricted stock units vest over an approximate one-year period. The restricted stock and restricted stock units were issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore recognized over the respective vesting periods, which also represent the requisite service periods. The

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

10. Equity Securities and Stock-Based Compensation (Continued)

following table summarizes the activity for Headwaters' nonvested restricted stock and restricted stock units during 2012.

(in thousands of shares)	Shares	Weighted- average grant date fair value
Outstanding at beginning of year	195	$4.28
Granted	0	0.00
Vested	(133)	4.44
Forfeited	(5)	4.60

Outstanding at end of year	57	$3.89

        Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock, restricted stock units and the ESPP was approximately $2.3 million, $1.9 million and $0.7 million in 2010, 2011 and 2012, respectively.

        As of September 30, 2012, there was approximately $0.8 million of total compensation cost related to unvested awards not yet recognized, which will be recognized over a weighted-average period of approximately 1.6 years. Due to the grant of stock-based awards subsequent to September 30, 2012 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted EPS for the years ended September 30:

(in thousands, except per-share data)	2010	2011	2012
Numerator:
Numerator for basic and diluted earnings per share from continuing operations—loss from continuing operations	$(21,080)	$(133,932)	$(26,429)
Numerator for basic and diluted earnings per share from discontinued operations—loss from discontinued operations, net of income taxes	(28,402)	(95,989)	(35,819)

Numerator for basic and diluted earnings per share—net loss	$(49,482)	$(229,921)	$(62,248)

Denominator:
Denominator for basic and diluted earnings per share—weighted- average shares outstanding	59,973	60,440	60,894

Basic and diluted loss per share from continuing operations	$(0.35)	$(2.21)	$(0.43)
Basic and diluted loss per share from discontinued operations	(0.48)	(1.59)	(0.59)

Basic and diluted loss per share	$(0.83)	$(3.80)	$(1.02)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,662	2,842	2,962
Stock options	1,807	1,674	1,382
Restricted stock	117	71	41
Shares issuable upon conversion of convertible notes	176	0	0

12. Restructuring Costs

        Headwaters recorded restructuring costs in 2011 and 2012 as a result of actions taken to lower operating costs and improve operational efficiency, primarily in the light building products segment. As reflected in the following table, the charges represent costs for workforce reductions and related severance expenses, facility closures and consolidations, and certain asset impairments and write-downs. The restructuring was initiated in 2011 primarily due to the depressed new housing and residential remodeling markets. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the 2011 actions have been incurred since then.

(in thousands)	Expenses incurred in 2011	Expenses incurred in 2012	Total expenses incurred
Workforce reductions and related severance expenses	$4,124	$519	$4,643
Facility closures and consolidations	7,213	838	8,051
Asset impairments and write-downs	6,593	788	7,381

Total restructuring costs	$17,930	$2,145	$20,075

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

12. Restructuring Costs (Continued)

        Most of the expenses related to workforce reductions and related severance and approximately half of the expenses related to facility closures and consolidations have resulted or will result in cash outlays. None of the asset impairments and write-downs resulted in cash outlays.

        The following table shows the activity in the restructuring cost liability accrual through September 30, 2012. A majority of the remaining unpaid balance as of September 30, 2012 relates to lease obligations under long-term facility leases.

(in thousands)
Balance as of September 30, 2010	$0
Costs incurred	7,370
Costs paid	(2,932)

Balance as of September 30, 2011	$4,438
Costs incurred	1,357
Costs paid	(4,180)

Balance as of September 30, 2012	$1,615

13. Equity Method Investments

        Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. One such equity method investee was Blue Flint Ethanol LLC (Blue Flint). In 2012, Headwaters sold its interest in Blue Flint for approximately $18.5 million. Subsequent to Headwaters' initial investment in Blue Flint, equity earnings in excess of $15.0 million were recorded that increased Headwaters' carrying value of the investment to an amount that was more than the sales proceeds. As a result, a non-cash loss of approximately $6.3 million was recorded in other expense in the 2012 statement of operations.

        Headwaters entered into various joint ventures with Evonik Industries AG, an international chemical company based in Germany. One of these joint ventures purchased a hydrogen peroxide business located in South Korea for which Headwaters was at risk for payment of 50% of the joint venture's obligations, limited to Headwaters' investment in the joint venture. Headwaters sold its interest in this joint venture in 2010 and recognized a gain of approximately $3.9 million, recorded in other income in the 2010 consolidated statement of operations. Through the date of sale, Headwaters applied the equity method of accounting for its interest in this joint venture, and accordingly recorded its share of the joint venture's foreign currency transaction gains and losses. These gains and losses arose primarily because the joint venture's functional currency was the Korean Won, but it had significant debt obligations denominated in and repayable in the Euro. Headwaters' share of the joint venture's foreign currency transaction gains was approximately $2.1 million in 2010. Headwaters incurred a non-cash loss of approximately $3.2 million in 2012 related to another joint venture with Evonik. The loss was recorded in other expense in the statement of operations.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies

        Commitments and contingencies as of September 30, 2012 not disclosed elsewhere, are as follows.

        Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. These leases, most of which are in the heavy construction materials segment, currently are set to expire in various years through 2022, but many have renewal options under which the lease term can be extended. Rental expense was approximately $41.8 million, $37.8 million and $33.3 million in 2010, 2011 and 2012, respectively. As of September 30, 2012, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2013	$30,372
2014	24,357
2015	18,492
2016	10,463
2017	5,704
Thereafter	6,804

$96,192

        Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of raw materials. In addition, some of Headwaters' other subsidiaries have contracted with suppliers for the future purchase of materials. Actual purchases under contracts with minimum requirements were approximately $16.9 million, $11.1 million and $12.0 million for 2010, 2011 and 2012, respectively. As of September 30, 2012, minimum future purchase requirements, the large majority of which relate to CCP contracts, are as follows.

Year ending September 30:	(in thousands)
2013	$12,073
2014	11,521
2015	11,826
2016	11,825
2017	9,731
Thereafter	71,063

$128,039

        Compensation Arrangements—Employment Agreements. Headwaters and its subsidiaries have entered into employment agreements with its Chief Executive Officer (CEO) and certain other officers. The agreements have original terms of three years, some of which are renewable by Headwaters for one-year terms. They provide for annual salaries currently ranging from approximately $0.1 million to $0.7 million per person. The CEO's agreement calls for supplemental retirement contributions equal to 42.5% of his salary during the term of the agreement. The aggregate commitment for all future periods as of September 30, 2012, assuming no renewals, is approximately $3.3 million. The agreements for some officers also provide for certain termination benefits, which would have aggregated to

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

approximately $5.1 million as of September 30, 2012 if all covered officers were to have terminated as of that date.

        Executive Change in Control Agreements.    The Compensation Committee (Committee) has approved "Executive Change in Control Agreements" with certain officers and employees. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated multiple of the sum of the person's current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2012, the cash severance payments due to the officers and employees (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of stock-based awards above related exercise prices would have aggregated to approximately $22.1 million.

        Cash Performance Unit Awards.    In 2009, the Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. For these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as cash flow accumulates over time.

        In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period ending September 30, 2013 to the cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through September 30, 2012, the remaining business units had generated approximately $319.2 million of cash flow and incurred approximately $4.0 million of expense for these awards, including approximately $3.3 million which was accrued and unpaid as of September 30, 2012. Effective October 1, 2012, certain additional business units ended their participation in these performance unit awards. Based upon performance criteria expected to be achieved by the remaining participating business units prior to September 30, 2013, the maximum additional expense yet to be recognized under the amended performance unit awards as of September 30, 2012 is approximately $1.4 million.

        Also in 2010, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated in the second half of fiscal 2010. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization, asset impairments and Section 45 tax credits, reduced by capital expenditures. The awards were calculated using a target compensation amount for each participant and were adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the six-month performance period ended September 30, 2010, using a threshold/target/maximum

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provided for 50% vesting as of September 30, 2011 and 50% vesting as of September 30, 2012, provided the participant was still employed by Headwaters on the vest dates. Prior to settlement in cash, the awards were further adjusted using Headwaters' average stock price for the 60 days immediately preceding each vest date. In 2011, Headwaters reversed approximately $1.1 million of previously recognized expense for the 2010 performance unit awards due to a decrease in the average 60-day stock price from September 30, 2010 to September 30, 2011. In 2012, Headwaters recorded approximately $1.7 million of expense due to an increase in the average 60-day stock price between September 30, 2011 and September 30, 2012.

        In 2011, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit related to consolidated cash flow generated during 2011. The terms of the 2011 awards are similar to those described above for 2010 except that the awards were not further adjusted for stock price changes after September 30, 2011. Because the actual consolidated cash flow generated during 2011 was below the threshold, these awards did not vest and no liability has been recorded. In 2012, the Committee approved grants to participants in the corporate business unit related to consolidated cash flow generated during 2012, again with terms similar to those described above for 2011. As of September 30, 2012, approximately $9.6 million of expense has been recorded for the 2012 grants.

        Subsequent to September 30, 2012, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during 2013, again with terms similar to those described above for 2011 and 2012.

        Cash-Settled SAR Grants.    In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, most of which remain outstanding as of September 30, 2012. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2012, approximately $0.8 million has been accrued for these awards because the stock price at September 30, 2012 was above the grant-date stock price of $3.81. Future changes in Headwaters' stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter.

        In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, with terms similar to those described above, except that these SARs could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which threshold must occur prior to September 30, 2014. The 60-day average stock price exceeded the required threshold during the March 2012 quarter and approximately $2.8 million has been accrued for these awards as of September 30, 2012. Changes in Headwaters' stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

        Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has five employee benefit plans that were operative during the years presented: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP) and an Incentive Compensation Plan (ICP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP and ICP.

        The total expense for all of Headwaters' benefit plans combined (including all general and discretionary bonuses and cash-settled SARs, but excluding standard health and life insurance programs and ESPP expense, which is included in stock-based compensation) was approximately $11.5 million, $5.7 million and $31.3 million in 2010, 2011 and 2012, respectively.

        401(k) Plan.    Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions have historically vested after three years of plan eligibility. Headwaters is not required to be profitable to make matching contributions. Effective January 1, 2013, Headwaters has agreed to comply with the terms of a "safe harbor" 401(k) plan, which will require a mandatory minimum match of employee contributions and immediate vesting of employer contributions.

        ESPP.    The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the Plan and approximately 2.5 million shares remain available for future issuance as of September 30, 2012. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which shares, until 2010, were made available from treasury shares which were purchased on the open market. During 2010, Headwaters began issuing newly-issued shares to meet its commitment under the ESPP. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

        IBP.    The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals.

        DCP.    The DCP is a nonqualified plan that allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions have historically vested after three years of plan eligibility. Headwaters is not required to be profitable to make matching contributions. Effective January 1, 2013, Headwaters has agreed to a match (similar to the "safe harbor" 401(k) match discussed above) of certain employee contributions, again with immediate vesting of employer contributions.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

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

        Directors' Deferred Compensation Plan (DDCP)—In January 2012, the Board of Directors approved a new deferred compensation plan for non-employee directors of Headwaters. The DDCP is a nonqualified plan that allows Headwaters and eligible directors to make tax-deferred contributions of certain cash compensation. Expenses incurred under the DDCP in 2012 were approximately $0.5 million.

        Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $0.25 million per occurrence and approximately $6.3 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2012, approximately $5.9 million is accrued for medical and workers compensation claims incurred on or before September 30, 2012 that have not been paid or reported.

        Property, Plant and Equipment—As of September 30, 2012, Headwaters was committed to spend approximately $0.7 million on capital projects that were in various stages of completion.

        Legal Matters—Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters' operations, cash flow or financial position.

        Headwaters incurred approximately $5.3 million, $16.5 million and $4.1 million of expense for legal matters in 2010, 2011 and 2012, respectively. Historically, until 2011, costs paid to outside legal counsel have comprised a majority of Headwaters' litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $18.0 million up to the amounts sought by claimants and has recorded a liability as of September 30, 2012 of $18.0 million, of which $15.0 million was incurred in 2011 and $2.0 million was incurred in 2012. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters' outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability, nor is it possible to estimate what litigation-related costs will be in future periods.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

        The specific matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

        Boynton.    In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. Appellate briefing is underway. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

        EPA.    In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI's complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The court has consolidated HRI's

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

case with related actions brought by other parties. The parties are briefing cross-motions for summary judgment for the court's consideration in early 2013. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

        Fentress Families Trust.    VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs' complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. VFL and Headwaters have not yet been served with either complaint. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed insurance claims, which are the subject of dispute and a separate lawsuit, although insurance is paying for the defense of the underlying case. Plaintiffs' total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

        Neil Wallace.    The plaintiff, Neil Wallace, filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Plaintiff claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Plaintiff claims damages of $10.0 million. VFL and HRI have not yet been served with the complaint. HRI expects that its insurers will defend and indemnify HRI and VFL. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

        Oxford Mining Company.    In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky. In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford). Covol claims that the economically recoverable source coal for the agreement is exhausted and that as a result, the agreement has terminated. In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement has terminated. In December 2011, Oxford answered,

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

denying that the agreement was terminated and requesting that the court dismiss Covol's petition. Oxford also filed a counterclaim alleging that Covol is in breach of the agreement for failing to provide coal and that Oxford's present and anticipated damages are estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including attorneys' fees. Covol denies the counterclaim. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol's liability.

        Reechcraft.    In 2006, Tapco International Corporation entered into a contract with Reechcraft, Inc. for Reechcraft to manufacture and supply sheet metal bending tools, accessories for those tools, and specialized scaffolding systems to Tapco. Reechcraft claims that Tapco failed to purchase the quantity of products required under the contract. In July 2012, Reechcraft filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, claiming damages of $3.1 million, in addition to interest, costs, and attorneys' fees. Tapco denied Reechcraft's allegations. Because the resolution of the arbitration is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Tapco's liability.

        Archstone.    Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $15.0 million in lost lease payments, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney's fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court has dismissed all claims against Eldorado Stone, except the claim of negligence, and the parties are pursuing an interlocutory appeal of the order of dismissal. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers' obligation to indemnify Eldorado Stone against loss, if any.

        Headwaters Building Products Matters.    There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters' light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. Typically, litigation and these claims are defended by such subsidiaries' insurance carriers. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to some alleged failure of the building product or wall system. One claim involves alleged defects associated with components of an Exterior Insulating and Finish System (EIFS) which was produced for a limited time (through 1997) by the HBP subsidiaries. Other claims involve alleged liabilities associated with certain stucco, mortar, aerated concrete block and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

14. Commitments and Contingencies (Continued)

        Typically, the claims cite damages for alleged personal injuries and punitive damages for alleged unfair business practices in addition to asserting more conventional damage claims for alleged economic loss and damage to property. To date, claims made against such subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued "reservation of rights" letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to HBP, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on HBP's business, financial condition, and results of operation, and its ability to meet its financial obligations. Although HBP carries general and product liability insurance, HBP cannot assure that such insurance coverage will remain available, that HBP's insurance carrier will remain viable, or that the insured amounts will cover all future claims in excess of HBP's uninsured retention. Future rate increases may also make such insurance uneconomical for HBP to maintain. In addition, the insurance policies maintained by HBP exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP's liability.

        Other.    Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

15. Related Party Transactions

        In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.2 million in 2010 and $0.1 million in 2011 and 2012.

        A majority of one of Headwaters' subsidiary's transportation needs are provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $5.5 million, $5.4 million and $5.8 million in 2010, 2011 and 2012, respectively.

16. Condensed Consolidating Financial Information

        Headwaters' 7-5/8% senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters' wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

        There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries. The non-guaranteeing entities represent less than 3% of consolidated assets, stockholders' equity, revenues, income from continuing operations before taxes and cash flows from operating activities. Accordingly, the following condensed consolidating financial information does not present separately the non-guarantor entities' information.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,122	$14,688	$—	$50,810
Trade receivables, net	90,931			90,931
Inventories	33,247			33,247
Current and deferred income taxes	13,734	12,720	(23,367)	3,087
Assets held for sale	6,777			6,777
Other	6,617	337		6,954

Total current assets	187,428	27,745	(23,367)	191,806

Property, plant and equipment, net	164,446	263	—	164,709

Other assets:
Intangible assets, net	164,221			164,221
Goodwill	116,671			116,671
Assets held for sale	22,446	2,000		24,446
Investments in subsidiaries and intercompany accounts	311,527	146,971	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	89,158	21,670	(110,828)	—
Other	43,639	22,745		66,384

Total other assets	110,616	830,432	(569,326)	371,722

Total assets	$462,490	$858,440	$(592,693)	$728,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,397	$582	$—	$18,979
Accrued personnel costs	10,677	12,353		23,030
Accrued interest		18,336		18,336
Liabilities associated with assets held for sale	7,470			7,470
Current and deferred income taxes	24,569	(1,202)	(23,367)	—
Other accrued liabilities	43,544	1,843		45,387
Current portion of long-term debt		9,014		9,014

Total current liabilities	104,657	40,926	(23,367)	122,216

Long-term liabilities:
Long-term debt		518,789		518,789
Income taxes	99,951	26,786	(110,828)	15,909
Liabilities associated with assets held for sale	5,507			5,507
Other	3,158	5,922		9,080

Total long-term liabilities	108,616	551,497	(110,828)	549,285

Total liabilities	213,273	592,423	(134,195)	671,501

Stockholders' equity:
Common stock	209,346	61	(209,346)	61
Capital in excess of par value	249,152	637,547	(249,152)	637,547
Retained earnings (accumulated deficit)	(209,270)	(371,591)		(580,861)
Other	(11)			(11)

Total stockholders' equity	249,217	266,017	(458,498)	56,736

Total liabilities and stockholders' equity	$462,490	$858,440	$(592,693)	$728,237

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,111	$9,671	$—	$53,782
Trade receivables, net	102,006			102,006
Inventories	31,588			31,588
Current and deferred income taxes	16,168	17,827	(23,122)	10,873
Assets held for sale	5,864			5,864
Other	10,426	157		10,583

Total current assets	210,163	27,655	(23,122)	214,696

Property, plant and equipment, net	157,477	2,229	—	159,706

Other assets:
Intangible assets, net	143,911			143,911
Goodwill	116,671			116,671
Assets held for sale	7,807			7,807
Investments in subsidiaries and intercompany accounts	362,569	95,929	(458,498)	—
Intercompany notes	(637,046)	637,046		—
Deferred income taxes	70,285	18,309	(88,594)	—
Other	15,645	22,501		38,146

Total other assets	79,842	773,785	(547,092)	306,535

Total assets	$447,482	$803,669	$(570,214)	$680,937

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$17,389	$88	$—	$17,477
Accrued personnel costs	14,678	32,370		47,048
Accrued interest		16,267		16,267
Liabilities associated with assets held for sale	8,640			8,640
Current and deferred income taxes	19,232	4,680	(23,122)	790
Other accrued liabilities	48,760	2,186		50,946

Total current liabilities	108,699	55,591	(23,122)	141,168

Long-term liabilities:
Long-term debt		500,539		500,539
Income taxes	89,025	21,648	(88,594)	22,079
Liabilities associated with assets held for sale	9,966			9,966
Other	4,100	6,214		10,314

Total long-term liabilities	103,091	528,401	(88,594)	542,898

Total liabilities	211,790	583,992	(111,716)	684,066

Stockholders' equity (net capital deficiency):
Common stock		61		61
Capital in excess of par value	458,498	640,047	(458,498)	640,047
Retained earnings (accumulated deficit)	(222,806)	(420,303)		(643,109)
Treasury stock		(128)		(128)

Total stockholders' equity (net capital deficiency)	235,692	219,677	(458,498)	(3,129)

Total liabilities and stockholders' equity (net capital deficiency)	$447,482	$803,669	$(570,214)	$680,937

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$316,884	$—	$316,884
Heavy construction materials	258,264		258,264
Energy technology	9,418		9,418

Total revenue	584,566	—	584,566
Cost of revenue:
Light building products	227,637		227,637
Heavy construction materials	192,785		192,785
Energy technology	5,999		5,999

Total cost of revenue	426,421	—	426,421

Gross profit	158,145	—	158,145
Operating expenses:
Amortization	22,218		22,218
Research and development	8,182		8,182
Selling, general and administrative	83,741	20,272	104,013
Asset impairments	3,462		3,462

Total operating expenses	117,603	20,272	137,875

Operating income (loss)	40,542	(20,272)	20,270
Other income (expense):
Net interest expense	(169)	(71,013)	(71,182)
Intercompany interest income (expense)	(24,489)	24,489	—
Other, net	18,169		18,169

Total other income (expense), net	(6,489)	(46,524)	(53,013)

Income (loss) from continuing operations before income taxes	34,053	(66,796)	(32,743)
Income tax benefit (provision)	(24,662)	36,325	11,663

Income (loss) from continuing operations	9,391	(30,471)	(21,080)
Loss from discontinued operations, net of income taxes	(28,402)		(28,402)

Net loss	$(19,011)	$(30,471)	$(49,482)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$314,062	$—	$314,062
Heavy construction materials	253,300		253,300
Energy technology	20,602		20,602

Total revenue	587,964	—	587,964
Cost of revenue:
Light building products	238,377		238,377
Heavy construction materials	193,006		193,006
Energy technology	10,648		10,648

Total cost of revenue	442,031	—	442,031

Gross profit	145,933	—	145,933
Operating expenses:
Amortization	22,359		22,359
Research and development	6,451		6,451
Selling, general and administrative	98,845	12,513	111,358
Asset impairments and restructuring costs	16,113	1,817	17,930

Total operating expenses	143,768	14,330	158,098

Operating income (loss)	2,165	(14,330)	(12,165)
Other income (expense):
Net interest expense	(16)	(126,236)	(126,252)
Intercompany interest income (expense)	(24,333)	24,333	—
Other, net	4,314		4,314

Total other income (expense), net	(20,035)	(101,903)	(121,938)

Loss from continuing operations before income taxes	(17,870)	(116,233)	(134,103)
Income tax benefit (provision)	369	(198)	171

Loss from continuing operations	(17,501)	(116,431)	(133,932)
Loss from discontinued operations, net of income taxes	(95,989)		(95,989)

Net loss	$(113,490)	$(116,431)	$(229,921)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$339,632	$—	$339,632
Heavy construction materials	281,672		281,672
Energy technology	11,483		11,483

Total revenue	632,787	—	632,787
Cost of revenue:
Light building products	241,669		241,669
Heavy construction materials	210,158		210,158
Energy technology	5,893		5,893

Total cost of revenue	457,720	—	457,720

Gross profit	175,067	—	175,067
Operating expenses:
Amortization	20,675		20,675
Research and development	8,006		8,006
Selling, general and administrative	84,479	25,359	109,838
Restructuring costs	2,145		2,145

Total operating expenses	115,305	25,359	140,664

Operating income (loss)	59,762	(25,359)	34,403
Other income (expense):
Net interest expense	(80)	(52,598)	(52,678)
Intercompany interest income (expense)	(25,945)	25,945	—
Other, net	(9,972)	2,479	(7,493)

Total other income (expense), net	(35,997)	(24,174)	(60,171)

Income (loss) from continuing operations before income taxes	23,765	(49,533)	(25,768)
Income tax benefit (provision)	(1,482)	821	(661)

Income (loss) from continuing operations	22,283	(48,712)	(26,429)
Loss from discontinued operations, net of income taxes	(35,819)		(35,819)

Net loss	$(13,536)	$(48,712)	$(62,248)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2010

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(19,011)	$(30,471)	$(49,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,265	133	60,398
Asset impairments	37,962		37,962
Interest expense related to amortization of debt issue costs and debt discount		16,027	16,027
Stock-based compensation	3,083	1,932	5,015
Deferred income taxes	(3,795)	(13,465)	(17,260)
Net gains of unconsolidated joint ventures	(17,523)		(17,523)
Net gain on disposition of property, plant and equipment	(683)		(683)
Increase in trade receivables	(868)		(868)
Decrease in inventories	52		52
Increase (decrease) in accounts payable and accrued liabilities	(7,165)	17,165	10,000
Other changes in operating assets and liabilities, net	(14,694)	33,806	19,112

Net cash provided by operating activities	37,623	25,127	62,750

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(26,880)	(27)	(26,907)
Proceeds from disposition of property, plant and equipment	3,802		3,802
Proceeds from sale of interests in unconsolidated joint venture and other cash payments from unconsolidated joint venture	17,844		17,844
Net decrease (increase) in long-term receivables and deposits	(8,613)	1,000	(7,613)
Net change in other assets	(290)	(224)	(514)

Net cash provided by (used in) investing activities	(14,137)	749	(13,388)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		316,187	316,187
Payments on long-term debt		(288,795)	(288,795)
Other debt issue costs		(2,456)	(2,456)
Employee stock purchases	629	123	752

Net cash provided by financing activities	629	25,059	25,688

Net increase in cash and cash equivalents	24,115	50,935	75,050
Cash and cash equivalents, beginning of year	(2,947)	18,881	15,934

Cash and cash equivalents, end of year	$21,168	$69,816	$90,984

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(113,490)	$(116,431)	$(229,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,143	87	64,230
Asset impairments and non-cash restructuring costs	86,447	255	86,702
Interest expense related to amortization of debt issue costs and debt discount		20,069	20,069
Stock-based compensation	1,875	1,783	3,658
Deferred income taxes	(9,953)	9,919	(34)
Net gains of unconsolidated joint ventures	(3,990)		(3,990)
Net gain on disposition of property, plant and equipment	(329)		(329)
Increase in trade receivables	(1,986)		(1,986)
Decrease in inventories	3,233		3,233
Increase (decrease) in accounts payable and accrued liabilities	11,228	(1,892)	9,336
Other changes in operating assets and liabilities, net	6,890	(9,572)	(2,682)

Net cash provided by (used in) operating activities	44,068	(95,782)	(51,714)

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(29,847)		(29,847)
Proceeds from disposition of property, plant and equipment	556		556
Net decrease in long-term receivables and deposits	816		816
Net change in other assets	(1,184)	(13)	(1,197)

Net cash used in investing activities	(29,659)	(13)	(29,672)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		392,942	392,942
Payments on long-term debt		(352,449)	(352,449)
Employee stock purchases	545	174	719

Net cash provided by financing activities	545	40,667	41,212

Net increase (decrease) in cash and cash equivalents	14,954	(55,128)	(40,174)
Cash and cash equivalents, beginning of year	21,168	69,816	90,984

Cash and cash equivalents, end of year	$36,122	$14,688	$50,810

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(13,536)	$(48,712)	$(62,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,333	148	51,481
Asset impairments and non-cash restructuring costs	13,166		13,166
Interest expense related to amortization of debt issue costs and debt discount		14,184	14,184
Stock-based compensation	673	1,064	1,737
Deferred income taxes	199	(1)	198
Net losses of unconsolidated joint ventures	9,314		9,314
Net gain on disposition of property, plant and equipment	(805)		(805)
Gain on convertible debt repayments		(2,479)	(2,479)
Increase in trade receivables	(9,792)		(9,792)
Decrease in inventories	2,954		2,954
Increase in accounts payable and accrued liabilities	9,646	17,797	27,443
Other changes in operating assets and liabilities, net	(49,803)	52,819	3,016

Net cash provided by operating activities	13,349	34,820	48,169

Cash flows from investing activities:
Purchase of property, plant and equipment and payments for acquisitions	(25,415)	(2,028)	(27,443)
Proceeds from disposition of property, plant and equipment	1,261		1,261
Proceeds from sale of interests in unconsolidated joint ventures	18,522		18,522
Net decrease (increase) in long-term receivables and deposits	24	(66)	(42)
Net change in other assets	(214)	(492)	(706)

Net cash used in investing activities	(5,822)	(2,586)	(8,408)

Cash flows from financing activities:
Payments on long-term debt		(36,334)	(36,334)
Other debt issue costs		(1,090)	(1,090)
Employee stock purchases	462	173	635

Net cash provided by (used in) financing activities	462	(37,251)	(36,789)

Net increase (decrease) in cash and cash equivalents	7,989	(5,017)	2,972
Cash and cash equivalents, beginning of year	36,122	14,688	50,810

Cash and cash equivalents, end of year	$44,111	$9,671	$53,782

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

17. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for 2011 and 2012 is as follows.

	2011
(in thousands, except per-share data)	First quarter	Second quarter(3)	Third quarter	Fourth quarter(4)	Full year
Net revenue(1)	$135,820	$113,204	$160,657	$178,283	$587,964
Gross profit(1)	31,829	21,077	43,988	49,039	145,933
Net loss(1)(5)(10)	(20,687)	(156,154)	(6,348)	(46,732)	(229,921)
Basic and diluted earnings (loss) per share(2)	(0.34)	(2.58)	(0.10)	(0.77)	(3.80)

	2012
(in thousands, except per-share data)	First quarter(6)	Second quarter	Third quarter(7)	Fourth quarter(8)	Full year
Net revenue(1)	$137,427	$129,632	$175,621	$190,107	$632,787
Gross profit(1)	34,442	31,565	52,358	56,702	175,067
Net loss(1)(9)(10)	(23,748)	(20,558)	(13,036)	(4,906)	(62,248)
Basic and diluted earnings (loss) per share(2)	(0.39)	(0.34)	(0.21)	(0.08)	(1.02)

(1)
Headwaters' revenue is seasonal, with higher revenues typically occurring in the third and fourth quarters than in the first and second quarters. As a result, profitability is also usually higher in the last half of the year than in the first half of the year.

(2)
In accordance with ASC Topic 260 Earnings Per Share, EPS is computed independently for each of the four fiscal quarters in a year. The basic and diluted EPS computed for certain years may not equal the sum of the four quarterly computations due to the combination of profitable quarters and loss quarters and / or rounding conventions.

(3)
In the second quarter of 2011, Headwaters recorded an asset impairment charge of $37.0 million (see Note 4), a litigation accrual for $15.0 million (see Note 14), and incremental interest expense related to the senior secured debt refinancing of $68.9 million (see Note 7).

(4)
In the fourth quarter of 2011, Headwaters recorded an asset impairment charge of $35.0 million (see Note 4).

(5)
In 2011, Headwaters recorded restructuring costs of $17.9 million (see Note 12). These restructuring costs were approximately $1.0 million, $4.8 million, $0.4 million and $11.7 million for the first, second, third and fourth quarters of the year, respectively.

(6)
In the first quarter of 2012, Headwaters recorded a loss of approximately $6.3 million on the sale of its interest in an equity-method investment (see Note 13).

(7)
In the third quarter of 2012, Headwaters recorded an asset impairment charge of $13.0 million (see Note 4).

(8)
In the fourth quarter of 2012, Headwaters recorded a loss of approximately $3.2 million related to another equity-method investment (see Note 13).

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

17. Quarterly Financial Data (unaudited) (Continued)

(9)
In 2012, Headwaters recorded restructuring costs of $2.1 million (see Note 12). These restructuring costs were approximately $1.4 million and $0.7 million for the first and second quarters of the year, respectively.

(10)
In both 2011 and 2012, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded a minimal income tax benefit in 2011 and an income tax expense in 2012, even though there were significant pre-tax losses in both years. The reported income tax rates differ from the expected rates primarily due to not recognizing benefit for pre-tax losses and tax credits (see Note 9).