Form 10-Q
period 2012-12-31
HEADWATERS INC
filed 2013-01-31
CIK 1003344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of January 18, 2013 was 72,860,764.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. In some cases, words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012, as updated from time to time. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2012	2012

ASSETS

Current assets:
Cash and cash equivalents	$53,782	$78,420
Trade receivables, net	102,006	70,916
Inventories	31,588	39,153
Current and deferred income taxes	10,873	11,542
Assets held for sale	5,864	4,289
Other	10,583	11,675
Total current assets	214,696	215,995

Property, plant and equipment, net	159,706	162,324

Other assets:
Intangible assets, net	143,911	138,975
Goodwill	116,671	153,001
Assets held for sale	7,807	7,899
Other	38,146	38,536
Total other assets	306,535	338,411

Total assets	$680,937	$716,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable	$17,477	$15,286
Accrued personnel costs	47,048	29,414
Accrued interest	16,267	10,077
Current income taxes	790	0
Liabilities associated with assets held for sale	8,640	6,183
Other accrued liabilities	50,946	46,295
Total current liabilities	141,168	107,255

Long-term liabilities:
Long-term debt	500,539	501,271
Income taxes	22,079	22,108
Liabilities associated with assets held for sale	9,966	5,655
Other	10,314	10,919
Total long-term liabilities	542,898	539,953
Total liabilities	684,066	647,208

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 61,146 shares at September 30, 2012 and 72,860 shares at December 31, 2012	61	73
Capital in excess of par value	640,047	718,622
Retained earnings (accumulated deficit)	(643,109)	(648,981)
Treasury stock	(128)	(192)
Total stockholders’ equity (net capital deficiency)	(3,129)	69,522

Total liabilities and stockholders’ equity (net capital deficiency)	$680,937	$716,730

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share data)	2011	2012

Revenue:
Light building products	$73,334	$76,688
Heavy construction materials	63,138	68,158
Energy technology	955	4,727
Total revenue	137,427	149,573

Cost of revenue:
Light building products	55,330	56,501
Heavy construction materials	47,098	53,584
Energy technology	557	2,243
Total cost of revenue	102,985	112,328

Gross profit	34,442	37,245

Operating expenses:
Amortization	5,505	4,936
Research and development	1,854	1,606
Selling, general and administrative	21,282	24,671
Restructuring costs	1,388	0
Total operating expenses	30,029	31,213

Operating income (loss)	4,413	6,032

Other income (expense):
Net interest expense	(12,456)	(10,472)
Other, net	(4,137)	36
Total other income (expense), net	(16,593)	(10,436)

Loss from continuing operations before income taxes	(12,180)	(4,404)

Income tax benefit (provision)	(1,100)	530

Loss from continuing operations	(13,280)	(3,874)

Loss from discontinued operations, net of income taxes	(10,468)	(1,998)

Net loss	$(23,748)	$(5,872)

Basic and diluted loss per share:
From continuing operations	$(0.22)	$(0.06)
From discontinued operations	(0.17)	(0.03)
	$(0.39)	$(0.09)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY) (Unaudited)

For the Three Months Ended December 31, 2012

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’ equity (net capital
(in thousands)	Shares	Amount	of par value	deficit)	stock	deficiency)

Balances as of September 30, 2012	61,146	$61	$640,047	$(643,109)	$(128)	$(3,129)

Issuance of common stock, net of offering costs of $5,552	11,500	12	77,811			77,823

Issuance of restricted stock, net of cancellations	152	0				0

Issuance of common stock pursuant to employee stock purchase plan	49	0	316			316

Exercise of stock appreciation rights	13	0				0

Stock-based compensation			384			384

Change in treasury shares held for deferred compensation plan obligations, at cost			64		(64)	0

Net loss for the three months ended December 31, 2012				(5,872)		(5,872)

Balances as of December 31, 2012	72,860	$73	$718,622	$(648,981)	$(192)	$69,522

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2011	2012

Cash flows from operating activities:
Net loss	$(23,748)	$(5,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,182	12,436
Interest expense related to amortization of debt issue costs and debt discount	3,049	1,219
Stock-based compensation	624	384
Net gain on disposition of property, plant and equipment	(123)	(261)
Gain on convertible debt repayment	(2,025)	0
Non-cash restructuring costs	646	0
Net loss of unconsolidated joint ventures	6,069	0
Decrease in trade receivables	30,606	32,164
Increase in inventories	(283)	(461)
Decrease in accounts payable and accrued liabilities	(21,972)	(36,123)
Other changes in operating assets and liabilities, net	(3,161)	(7,732)
Net cash provided by (used in) operating activities	2,864	(4,246)

Cash flows from investing activities:
Payment for acquisition	0	(42,950)
Purchase of property, plant and equipment	(6,619)	(6,553)
Proceeds from disposition of property, plant and equipment	136	296
Net change in other assets	(227)	(48)
Net cash used in investing activities	(6,710)	(49,255)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	77,823
Payments on long-term debt	(5,476)	0
Employee stock purchases	235	316
Net cash provided by (used in) financing activities	(5,241)	78,139

Net increase (decrease) in cash and cash equivalents	(9,087)	24,638

Cash and cash equivalents, beginning of period	50,810	53,782

Cash and cash equivalents, end of period	$41,723	$78,420

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a building products company incorporated in Delaware, providing products and services in the light and heavy building materials sectors. Headwaters’ vision is to improve lives through innovative advancements in construction materials.

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

The heavy construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily used as an admixture for the partial replacement of portland cement in concrete. Headwaters’ heavy construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 3, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and they are reflected as assets held for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its upgrading technology represents a substantial improvement over current heavy oil refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year.

The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. For the December 2011 quarter, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. For the December 2012 quarter, approximately 15% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2012 (Form 10-K).

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

December 31, 2012

(Unaudited)

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

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as Adjusted EBITDA. Headwaters defines Adjusted EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, goodwill and other impairments, and other non-routine adjustments that arise from time to time, consistent with the methodology Headwaters has used historically.

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the Corporate column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, the energy technology segment assets include the coal cleaning assets held for sale.

	Three Months Ended December 31, 2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$73,334	$63,138	$955	$0	$137,427

Depreciation and amortization	$(9,064)	$(3,531)	$(572)	$(15)	$(13,182)

Operating income (loss)	$773	$8,754	$(2,001)	$(3,113)	$4,413
Net interest expense					(12,456)
Other income (expense), net					(4,137)
Income tax provision					(1,100)
Loss from continuing operations					(13,280)
Loss from discontinued operations, net of income taxes					(10,468)
Net loss					$(23,748)

Capital expenditures	$4,601	$784	$1,216	$18	$6,619

Segment assets	$272,152	$308,969	$65,559	$31,775	$678,455

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

	Three Months Ended December 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$76,688	$68,158	$4,727	$0	$149,573

Depreciation and amortization	$(8,675)	$(3,140)	$(566)	$(55)	$(12,436)

Operating income (loss)	$3,127	$7,607	$82	$(4,784)	$6,032
Net interest expense					(10,472)
Other income (expense), net					36
Income tax benefit					530
Loss from continuing operations					(3,874)
Loss from discontinued operations, net of income taxes					(1,998)
Net loss					$(5,872)

Capital expenditures	$5,045	$683	$152	$673	$6,553

Segment assets	$295,712	$269,904	$75,520	$75,594	$716,730

3.              Discontinued Operations

Headwaters assessed the strategic fit of its various operations and is pursuing divestiture of certain businesses in the energy technology segment which do not align with its long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which was part of the energy technology segment, and at that time the business met all the criteria for classification as held for sale and presentation as a discontinued operation. Accordingly, the assets and liabilities associated with the coal cleaning business have been reflected as held for sale in the accompanying consolidated balance sheets. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods.

Certain summarized information for the discontinued coal cleaning business is presented in the following table.

	Three Months Ended December 31,
(in thousands)	2011	2012

Revenue	$5,291	$4,249

Loss from operations of discontinued operations before income taxes	$(10,468)	$(1,998)
Income tax provision	0	0
Loss from discontinued operations, net of income taxes	$(10,468)	$(1,998)

Current assets held for sale consist primarily of accounts receivable and inventory. Non-current assets held for sale consist of approximately $1.9 million of property, plant and equipment and $5.9 million of other assets as of September 30, 2012 and approximately $2.0 million of property, plant and equipment and $5.9 million of other assets as of December 31, 2012, all of which are recorded at the lower of historical carrying amount or fair value. Liabilities associated with assets held for sale consist primarily of accrued liabilities.

During the December 2012 quarter, Headwaters sold two coal cleaning facilities for potential consideration to be received in the future, primarily in the form of production royalties and deferred purchase price, totaling a maximum of approximately $10.0 million, which amount would be received over a number of years, depending upon future plant production levels. No gain or loss was recognized on this transaction. In January 2013, Headwaters sold all of the remaining eight facilities for cash proceeds of approximately $3.8 million plus potential consideration to be received in the future, primarily in the form of production royalties and deferred purchase price, totaling a maximum of approximately $48.0 million, which amount would be received over a number of years, depending upon future plant

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

production levels. In accordance with the terms of the asset purchase agreement, the buyer of the facilities agreed to assume certain lease and asset retirement obligations and Headwaters agreed to identify 1.0 million tons of feedstock for one of the sold facilities during the next 30 months. Headwaters is subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified. Headwaters currently expects to recognize a gain on the January 2013 sale transaction, which will be recorded in the March 2013 quarter.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2012	December 31, 2012

Raw materials	$8,021	$8,929
Finished goods	23,567	30,224
	$31,588	$39,153

5.              Intangible Assets

All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2012		December 31, 2012
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	20 years	$106,400	$53,379	$106,400	$54,709
Customer relationships	5 - 15 years	72,464	38,382	72,464	39,680
Trade names	5 - 20 years	67,890	27,105	67,890	27,979
Patents and patented technologies	4 - 19 years	55,102	41,661	55,102	43,009
Other	3 - 17 years	3,760	1,178	3,760	1,264
		$305,616	$161,705	$305,616	$166,641

The above table does not include any amounts for intangible assets acquired in the Kleer Lumber acquisition described in Note 11 because the process of identifying and valuing those intangible assets is in the early stages. Total amortization expense related to intangible assets was approximately $5.5 million and $4.9 million for the quarters ended December 31, 2011 and 2012, respectively. Total estimated annual amortization expense for fiscal years 2013 through 2018 is shown in the following table, which estimates do not include any amortization for Kleer Lumber’s intangible assets.

Year ending September 30:	(in thousands)

2013	$19,746
2014	19,204
2015	15,057
2016	14,801
2017	13,922
2018	13,873

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was $504.9 million as of September 30, 2012 and December 31, 2012. As of those dates, long-term debt consisted of the following:

(in thousands)	September 30, 2012	December 31, 2012

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
2.50%, due February 2014 (face amount $55,077), net of discount	51,278	51,970
8.75%, due February 2016 (face amount $49,791), net of discount	49,261	49,301
Total convertible senior subordinated notes, net of applicable discounts	100,539	101,271

Carrying amount of long-term debt, net of discounts	$500,539	$501,271

7-5/8% Senior Secured Notes — In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the former 11-3/8% senior secured notes. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver described below, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2012.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of December 31, 2012. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. Headwaters has secured letters of credit under terms of the ABL Revolver for approximately $18.9 million for various purposes and as of December 31, 2012, availability under the ABL Revolver was approximately $37.9 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2012, the interest rate on those borrowings would have been approximately 3.1%. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2012.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ currently outstanding convertible senior subordinated notes. In the December 2011 quarter, Headwaters repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense.

Interest and Debt Maturities — During the December 2011 and 2012 quarters, Headwaters incurred total interest costs of approximately $12.6 million and $10.6 million, respectively, including approximately $3.0 million and $1.2 million, respectively, of non-cash interest expense and approximately $0.1 million of interest costs that were capitalized in both periods. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.2% at September 30, 2012 and December 31, 2012. There are currently no maturities of debt prior to February 2014.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2012 and December 31, 2012 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2012 would have been approximately $510.0 million, compared to a carrying value of $500.5 million, and the aggregate fair value as of December 31, 2012 would have been approximately $536.0 million, compared to a carrying value of $501.3 million.

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

8.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2013, exclusive of discrete items, is currently expected to be approximately 12%, which estimated rate was used to record income taxes for the December 2012 quarter. Headwaters did not recognize any discrete items in the quarter. For the December 2011 quarter, Headwaters used an estimated effective income tax rate of negative (14)%, excluding approximately $0.6 million of income tax benefit for discrete items.

Beginning in fiscal 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets, a situation that is expected to continue throughout fiscal 2013. Accordingly, Headwaters does not expect to recognize

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

benefit for tax credit carryforwards or net operating loss (NOL) carryforwards in fiscal 2013 except to the extent of projected fiscal 2013 earnings. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2013 of 12% is due primarily to the combination of recognizing benefit for NOL carryforwards only to the extent of projected fiscal 2013 earnings, plus current state income taxes in certain state jurisdictions and federal alternative minimum tax. The estimated effective income tax rate for fiscal 2012 of negative (14)% was due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expected to generate taxable income. As of December 31, 2012, Headwaters’ NOL and capital loss carryforwards totaled approximately $74.5 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.6 million of tax credit carryforwards as of December 31, 2012, which expire from 2014 to 2033.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS or other taxing authorities for the years 2009 through 2011. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $2.0 million to $3.5 million of Headwaters’ unrecognized income tax benefits, primarily related to discontinued operations, will be released within the next 12 months, depending on the timing of ongoing examinations, the expiration of statute of limitation time periods and other factors.

9.              Equity Securities and Stock-Based Compensation

Issuance of Common Stock — In the December 2012 quarter, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.6 million, resulting in net proceeds of approximately $77.8 million.

Shelf Registration — In February 2012, Headwaters filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the above-described issuance of common stock, there is approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters will be distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of December 31, 2012, the treasury stock and related deferred compensation obligation had fair values of approximately $0.3 million, which was $0.1 million higher than the carrying values at cost.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Stock-Based Compensation — During the December 2012 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.5 million stock-based awards to officers and employees. The awards were granted under terms of the 2010 Incentive Compensation Plan (2010 ICP) and vest over an approximate three-year period.

Stock-based compensation expense was approximately $0.6 million and $0.4 million for the December 2011 and 2012 quarters, respectively. As of December 31, 2012, there was approximately $2.6 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended December 31,
(in thousands, except per-share data)	2011	2012

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations	$(13,280)	$(3,874)

Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(10,468)	(1,998)

Numerator for basic and diluted earnings per share — net loss	$(23,748)	$(5,872)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	60,801	61,982

Basic and diluted loss per share from continuing operations	$(0.22)	$(0.06)

Basic and diluted loss per share from discontinued operations	(0.17)	(0.03)

Basic and diluted loss per share	$(0.39)	$(0.09)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	4,086	1,713
Stock options	1,503	1,210
Restricted stock	165	0

11.       Acquisition of Kleer Lumber

On December 31, 2012, Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the light building products industry. Kleer Lumber’s results of operations will be included with Headwaters’ consolidated results beginning January 1, 2013; however, no results of operations for Kleer Lumber were included in Headwaters’ results for the December 2012 quarter.

Kleer Lumber is a manufacturer of high quality and eco-friendly cellular PVC trim board and moulding products. The acquisition of Kleer Lumber will add a full range of cellular PVC products to Headwaters’ light building products offerings, including trim boards, millwork, sheet stock, paneling, and moulding, as well as recently introduced decking and railing products. Headwaters believes the demand for cellular PVC building products is growing due to the ability to cut, mill, shape, and install in the same manner as wood products, but with the added benefit of cellular PVC requiring significantly less maintenance than wood. Headwaters intends to introduce Kleer Lumber’s product offerings into its large, national distribution network, expanding point of sale locations. In addition, Kleer Lumber primarily distributes its products into independent lumber yards and home improvement centers located in the Northeast and Mid-Atlantic states.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Headwaters’ access to Kleer Lumber’s distribution channel may expand the light building products distribution network for existing Headwaters’ products.

Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.0 million; however, the purchase price is subject to adjustment for the final calculation of acquisition-date working capital, which calculation is currently expected to be finalized in the March 2013 quarter. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the December 2012 statement of operations.

The Kleer Lumber acquisition was accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, particularly the third-party valuations of the fair value of acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)	(Preliminary)

Current assets	$5,520
Property, plant and equipment	4,100
Goodwill and intangible assets	36,330
Current liabilities	(3,000)
Net assets acquired	$42,950

The process of identifying and valuing the intangible assets that were acquired is in the early stages and all intangible assets have been included with goodwill in the December 31, 2012 balance sheet and in the above table. When the intangible assets have been identified and valued, and estimated useful lives are determined, amortization of those intangible assets will begin effective as of January 1, 2013.

The following represents the pro forma consolidated revenue and net loss for Headwaters for the periods indicated as if Kleer Lumber had been included in Headwaters’ consolidated results of operations beginning October 1, 2011.

	Three months ended December 31,
(in thousands)	2011	2012

Revenue	$145,128	$156,979
Net loss	(23,982)	(5,739)

The above pro forma results have been calculated by combining the historical results of Headwaters and Kleer Lumber as if the acquisition had occurred on October 1, 2011, and to adjust the income tax provision as if it had been calculated on the resulting, combined results. No other material pro forma adjustments were deemed necessary, either to conform Kleer Lumber to Headwaters’ accounting policies or for any other situation; however, the above pro forma results do not reflect any amortization of intangible assets for either period. Future reported pro forma results will include estimated intangible asset amortization once the intangible assets have been identified and valued and estimated useful lives have been determined. The pro forma information is not necessarily indicative of the results that would have been achieved had the transaction occurred on October 1, 2011 or that may be achieved in the future.

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2012, not disclosed elsewhere, are as follows:

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Compensation Arrangements — Cash Performance Unit Awards. In fiscal 2009, the Compensation Committee of the Board of Directors (Committee) approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. For these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as cash flow accumulates over time.

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period ending September 30, 2013 to the cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through September 30, 2012, the remaining business units had generated approximately $319.2 million of cash flow and incurred approximately $4.0 million of expense for these awards. Effective October 1, 2012, certain additional business units ended their participation in these performance unit awards. Based upon performance criteria expected to be achieved by the remaining participating business units prior to September 30, 2013, the additional expense expected to be recognized in fiscal 2013 under the amended performance unit awards is approximately $1.4 million, of which approximately $0.3 million was expensed in the December 2012 quarter.

In fiscal 2012, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, related to consolidated cash flow generated during fiscal 2012, based on the achievement of goals related to consolidated cash flow generated during fiscal 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the fiscal 2012 performance year, using a threshold/target/maximum adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provide for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant is still employed by Headwaters on the vest dates. The terms of the awards provide for further adjustment for changes in Headwaters’ average stock price for the 60 days preceding September 30, 2012 as compared to Headwaters’ average stock price for the 60 days preceding September 30, 2011. As of December 31, 2012, approximately $9.6 million of expense has been recorded for the 2012 grants, all of which was recognized during fiscal 2012.

During the December 2012 quarter, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during fiscal 2013, again with terms similar to those described above for fiscal 2012. No expense was recognized for these awards in the December 2012 quarter.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, most of which remain outstanding as of December 31, 2012. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2012, approximately $1.3 million has been accrued for these awards because the stock price at December 31, 2012 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs. These SARs have terms similar to those described above, except that they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during the March 2012 quarter. Approximately $4.5 million has been accrued for these awards as of December 31, 2012. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Property, Plant and Equipment — As of December 31, 2012, Headwaters was committed to spend approximately $2.0 million on capital projects that were in various stages of completion.

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

During the quarters ended December 31, 2011 and 2012, Headwaters incurred approximately $0.3 million and $0.6 million, respectively, of expense for legal matters. Historically, until fiscal 2011, costs paid to outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $18.0 million up to the amounts sought by claimants and has recorded a liability as of December 31, 2012 of $18.0 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. Appellate briefing is complete and the Court of Appeals has scheduled oral arguments for March 2013. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The court has consolidated HRI’s case with related actions brought by other parties. The parties have completed briefing on cross-motions for summary judgment, but the court has not announced a schedule for hearing or decision on the motions. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. VFL and Headwaters have not yet been served with either complaint. Headwaters expects that the court will issue an order on demurrers filed by Virginia Electric in early 2013, after which the plaintiffs will be granted leave to file amended complaints. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed claims for defense and indemnity with some of its insurers. One insurer denied coverage based on allegations in the 2009 Fentress complaints, and a trial court has ruled in the insurer’s favor, which ruling HRI intends to appeal. HRI does not know if the insurer will deny coverage based on future Fentress allegations. Another insurer continues to pay for the preliminary defense of the underlying case. Plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Neil Wallace and CPM.  In February 2012, Neil Wallace filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Wallace claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Wallace claims damages of $10.0 million. HRI expects that its insurers will defend and indemnify HRI. Separately, in December 2012 CPM filed a complaint in the same court against HRI alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Oxford Mining Company.  In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky. In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford). Covol claims that the economically recoverable source coal for the agreement is exhausted and that as a result, the agreement has terminated. In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement has terminated. In December 2011, Oxford answered, denying that the agreement was terminated and requesting that the court dismiss Covol’s petition. Oxford also filed a counterclaim alleging that Covol is in breach of the agreement for failing to provide coal and that Oxford’s present and anticipated damages are estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

attorneys’ fees. Covol denies the counterclaim. Discovery between the parties is ongoing. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol’s liability.

Reechcraft.  In 2006, Tapco International Corporation entered into a contract with Reechcraft, Inc. for Reechcraft to manufacture and supply sheet metal bending tools, accessories for those tools, and specialized scaffolding systems to Tapco. Reechcraft claims that Tapco failed to purchase the quantity of products required under the contract. In July 2012, Reechcraft filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, claiming damages of $3.1 million, in addition to interest, costs, and attorneys’ fees. Tapco and Reechcraft have entered into a settlement agreement. Once that settlement is performed, the arbitration will be dismissed.

Archstone.  Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Archstone claims as damages approximately $36.0 million in repair costs, $19.0 million in lost lease payments and rent abatement, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. The court dismissed all of Archstone’s claims against Eldorado Stone, except the claim of negligence, and the parties appealed the order of dismissal. The appellate court affirmed the dismissal of Archstone’s claims against Eldorado Stone, and reversed the trial court’s failure to dismiss the claim of negligence. Eldorado Stone expects that Archstone will pursue additional appeals. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Other.  Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

13.       Equity Method Investee

Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. One such equity method investee was Blue Flint Ethanol LLC (Blue Flint). Effective January 1, 2012, Headwaters sold its interest in Blue Flint for approximately $18.5 million. Subsequent to Headwaters’ initial investment in Blue Flint, equity earnings in excess of $15.0 million were recorded that increased Headwaters’ carrying value of the investment to an amount that was more than the sales proceeds. As a result, a non-cash loss of approximately $6.3 million was recorded in other expense in the statement of operations for the December 2011 quarter.

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

There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries. The non-guaranteeing entities represent less than 3% of consolidated assets, stockholders’ equity, revenues, income from continuing operations before taxes and cash flows from operating activities. Accordingly, the following condensed consolidating financial information does not present separately the non-guarantor entities’ information.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2012

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$44,111	$9,671	$—	$53,782
Trade receivables, net	102,006			102,006
Inventories	31,588			31,588
Current and deferred income taxes	16,168	17,827	(23,122)	10,873
Assets held for sale	5,864			5,864
Other	10,426	157		10,583
Total current assets	210,163	27,655	(23,122)	214,696

Property, plant and equipment, net	157,477	2,229		159,706

Other assets:
Intangible assets, net	143,911			143,911
Goodwill	116,671			116,671
Assets held for sale	7,807			7,807
Investments in subsidiaries and intercompany accounts	362,569	95,929	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	70,285	18,309	(88,594)	—
Other	15,645	22,501		38,146
Total other assets	716,888	773,785	(1,184,138)	306,535

Total assets	$1,084,528	$803,669	$(1,207,260)	$680,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable	$17,389	$88	$—	$17,477
Accrued personnel costs	14,678	32,370		47,048
Accrued interest		16,267		16,267
Current and deferred income taxes	19,232	4,680	(23,122)	790
Liabilities associated with assets held for sale	8,640			8,640
Other accrued liabilities	48,760	2,186		50,946
Total current liabilities	108,699	55,591	(23,122)	141,168

Long-term liabilities:
Long-term debt		500,539		500,539
Income taxes	89,025	21,648	(88,594)	22,079
Liabilities associated with assets held for sale	9,966			9,966
Intercompany notes	637,046		(637,046)	—
Other	4,100	6,214		10,314
Total long-term liabilities	740,137	528,401	(725,640)	542,898
Total liabilities	848,836	583,992	(748,762)	684,066

Stockholders’ equity (net capital deficiency):
Common stock		61		61
Capital in excess of par value	458,498	640,047	(458,498)	640,047
Retained earnings (accumulated deficit)	(222,806)	(420,303)		(643,109)
Treasury stock		(128)		(128)
Total stockholders’ equity (net capital deficiency)	235,692	219,677	(458,498)	(3,129)

Total liabilities and stockholders’ equity (net capital deficiency)	$1,084,528	$803,669	$(1,207,260)	$680,937

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2012

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$39,517	$38,903	$—	$78,420
Trade receivables, net	70,916			70,916
Inventories	39,153			39,153
Current and deferred income taxes	16,168	17,827	(22,453)	11,542
Assets held for sale	4,289			4,289
Other	10,636	1,039		11,675
Total current assets	180,679	57,769	(22,453)	215,995

Property, plant and equipment, net	159,447	2,877		162,324

Other assets:
Intangible assets, net	138,975			138,975
Goodwill	153,001			153,001
Assets held for sale	7,899			7,899
Investments in subsidiaries and intercompany accounts	345,394	113,104	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	70,285	18,061	(88,346)	—
Other	15,764	22,772		38,536
Total other assets	731,318	790,983	(1,183,890)	338,411

Total assets	$1,071,444	$851,629	$(1,206,343)	$716,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,027	$259	$—	$15,286
Accrued personnel costs	7,125	22,289		29,414
Accrued interest		10,077		10,077
Current and deferred income taxes	19,576	2,877	(22,453)	0
Liabilities associated with assets held for sale	6,183			6,183
Other accrued liabilities	44,667	1,628		46,295
Total current liabilities	92,578	37,130	(22,453)	107,255

Long-term liabilities:
Long-term debt		501,271		501,271
Income taxes	89,057	21,397	(88,346)	22,108
Liabilities associated with assets held for sale	5,655			5,655
Intercompany notes	637,046		(637,046)	—
Other	3,876	7,043		10,919
Total long-term liabilities	735,634	529,711	(725,392)	539,953
Total liabilities	828,212	566,841	(747,845)	647,208

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	718,622	(458,498)	718,622
Retained earnings (accumulated deficit)	(215,266)	(433,715)		(648,981)
Treasury stock		(192)		(192)
Total stockholders’ equity	243,232	284,788	(458,498)	69,522

Total liabilities and stockholders’ equity	$1,071,444	$851,629	$(1,206,343)	$716,730

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$73,334	$—	$73,334
Heavy construction materials	63,138		63,138
Energy technology	955		955
Total revenue	137,427	—	137,427

Cost of revenue:
Light building products	55,330		55,330
Heavy construction materials	47,098		47,098
Energy technology	557		557
Total cost of revenue	102,985	—	102,985

Gross profit	34,442	—	34,442

Operating expenses:
Amortization	5,505		5,505
Research and development	1,854		1,854
Selling, general and administrative	18,169	3,113	21,282
Restructuring costs	1,388		1,388
Total operating expenses	26,916	3,113	30,029

Operating income (loss)	7,526	(3,113)	4,413

Other income (expense):
Net interest expense	(19)	(12,437)	(12,456)
Other, net	(6,162)	2,025	(4,137)
Total other income (expense), net	(6,181)	(10,412)	(16,593)

Income (loss) from continuing operations before income taxes	1,345	(13,525)	(12,180)

Income tax benefit (provision)	189	(1,289)	(1,100)

Income (loss) from continuing operations	1,534	(14,814)	(13,280)

Loss from discontinued operations, net of income taxes	(10,468)		(10,468)

Net loss	$(8,934)	$(14,814)	$(23,748)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$76,688	$—	$76,688
Heavy construction materials	68,158		68,158
Energy technology	4,727		4,727
Total revenue	149,573	—	149,573

Cost of revenue:
Light building products	56,501		56,501
Heavy construction materials	53,584		53,584
Energy technology	2,243		2,243
Total cost of revenue	112,328	—	112,328

Gross profit	37,245	—	37,245

Operating expenses:
Amortization	4,936		4,936
Research and development	1,606		1,606
Selling, general and administrative	19,887	4,784	24,671
Total operating expenses	26,429	4,784	31,213

Operating income (loss)	10,816	(4,784)	6,032

Other income (expense):
Net interest expense	(14)	(10,458)	(10,472)
Other, net	36		36
Total other income (expense), net	22	(10,458)	(10,436)

Income (loss) from continuing operations before income taxes	10,838	(15,242)	(4,404)

Income tax benefit (provision)	(1,300)	1,830	530

Income (loss) from continuing operations	9,538	(13,412)	(3,874)

Loss from discontinued operations, net of income taxes	(1,998)		(1,998)

Net income (loss)	$7,540	$(13,412)	$(5,872)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2011

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net loss	$(8,934)	$(14,814)	$(23,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,167	15	13,182
Interest expense related to amortization of debt issue costs and debt discount		3,049	3,049
Stock-based compensation	263	361	624
Net gain on disposition of property, plant and equipment	(123)		(123)
Gain on convertible debt repayment		(2,025)	(2,025)
Non-cash restructuring costs	646		646
Net loss of unconsolidated joint ventures	6,069		6,069
Decrease in trade receivables	30,606		30,606
Increase in inventories	(283)		(283)
Decrease in accounts payable and accrued liabilities	(10,551)	(11,421)	(21,972)
Other changes in operating assets and liabilities, net	(24,362)	21,201	(3,161)
Net cash provided by (used in) operating activities	6,498	(3,634)	2,864

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,601)	(18)	(6,619)
Proceeds from disposition of property, plant and equipment	136		136
Net change in other assets	(2,214)	1,987	(227)
Net cash provided by (used in) investing activities	(8,679)	1,969	(6,710)

Cash flows from financing activities:
Payments on long-term debt		(5,476)	(5,476)
Employee stock purchases	170	65	235
Net cash provided by (used in) financing activities	170	(5,411)	(5,241)

Net decrease in cash and cash equivalents	(2,011)	(7,076)	(9,087)

Cash and cash equivalents, beginning of period	36,122	14,688	50,810

Cash and cash equivalents, end of period	$34,111	$7,612	$41,723

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$7,540	$(13,412)	$(5,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,381	55	12,436
Interest expense related to amortization of debt issue costs and debt discount		1,219	1,219
Stock-based compensation	180	204	384
Net gain on disposition of property, plant and equipment	(261)		(261)
Decrease in trade receivables	32,164		32,164
Increase in inventories	(461)		(461)
Decrease in accounts payable and accrued liabilities	(19,464)	(16,659)	(36,123)
Other changes in operating assets and liabilities, net	11,763	(19,495)	(7,732)
Net cash provided by (used in) operating activities	43,842	(48,088)	(4,246)

Cash flows from investing activities:
Payment for acquisition	(42,950)		(42,950)
Purchase of property, plant and equipment	(5,880)	(673)	(6,553)
Proceeds from disposition of property, plant and equipment	296		296
Net change in other assets	(119)	71	(48)
Net cash used in investing activities	(48,653)	(602)	(49,255)

Cash flows from financing activities:
Net proceeds from issuance of common stock		77,823	77,823
Employee stock purchases	217	99	316
Net cash provided by financing activities	217	77,922	78,139

Net increase (decrease) in cash and cash equivalents	(4,594)	29,232	24,638

Cash and cash equivalents, beginning of period	44,111	9,671	53,782

Cash and cash equivalents, end of period	$39,517	$38,903	$78,420

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

We currently operate primarily in two construction-oriented industries: light building products and heavy construction materials. Our third non-core operating segment is in energy technology. In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues in the heavy construction materials segment consist primarily of CCP product sales, including fly ash used as an admixture for the partial replacement of portland cement in concrete, along with a smaller amount from services provided to coal-fueled electric generating utilities relating to the disposal of CCPs. The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In the past, revenues for the energy technology segment consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning facilities and since then the coal cleaning business has been presented as a discontinued operation. In January 2013, we sold all of our remaining coal cleaning facilities and continuing revenues for the energy technology segment currently consist primarily of catalyst sales to oil refineries.

Operations and Strategy.  We operate a variety of businesses in the light building products and heavy construction materials industries. Our construction-oriented end markets include new residential, residential repair and remodeling, commercial, institutional and infrastructure. We manufacture our light building products in approximately 15 locations, selling our products primarily through wholesale distributors. We have expanded our light building products segment margins through improved productivity and reduced indirect costs, resulting in a gross margin in fiscal 2012 of 29%. Our heavy construction materials business sells fly ash as an admixture for the partial replacement of portland cement directly to concrete manufacturers. Through continued improvements in operations, we achieved a gross margin in fiscal 2012 of 25%.

During 2008 and 2009, we developed the coal cleaning business in the energy technology segment. This business, which has been classified as a discontinued operation since September 2011, was sold in January 2013. As the economy deteriorated beginning in late 2008, we focused on operational efficiency improvements and cost reductions, particularly in the light building products and heavy construction materials segments, in order to strengthen our balance sheet. The emphasis on cost reductions culminated in a restructuring effort initiated in fiscal 2011 and completed in March 2012, although cost control remains an area of ongoing focus.

Light Building Products Segment.  Our light building products segment has been significantly affected for several years by the depressed new housing and residential remodeling markets. Accordingly, we have significantly reduced operating costs to be positively positioned to take advantage of a sustained industry turnaround when it occurs.

Although new housing construction continues to be substantially below the median for the last 50 years, there has been some improvement in end markets recently. Demand for new homes is rising, although we still face an environment characterized by overly tight credit conditions which are constraining new building and purchases. Nevertheless, new residential construction starts improved over the prior year and as of December 2012 are at an annualized level of approximately 1.0 million units.

Existing home sales have also been trending up. The National Association of Realtors reported that December 2012 total existing home sales were at a seasonally adjusted rate of 4.9 million units, compared to 4.4 million units for December 2011. Total housing inventory as of December 31, 2012 decreased to 1.8 million existing homes for sale, which represents a 4.4-month supply, and is the lowest level of housing supply since it was 4.3 months in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in September 2012 was up 12% as compared to December 2011. We believe the following factors have resulted in positive momentum: pent-up household formations, rising consumer confidence, increased builder confidence and growing rental demand. However, builders are facing a lack of credit availability, qualified buyers face difficulties obtaining mortgage loans, delinquent mortgages continue to result in foreclosures, and there is a limited inventory of developed lots.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins in 2008 and 2009 relative to prior years. In 2007, 2008 and 2009, we recorded significant goodwill impairments associated with our light building products business, although none of those impairment charges affected our cash position, cash flow from operating activities or debt covenant compliance. Weakness continued in 2010 through 2012 and still exists. It is not possible to know when improved market conditions and a housing recovery will become sustainable and we can provide no assurances that improvements in our light building products markets will continue through 2013 or beyond.

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

Energy Technology Segment.  Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In fiscal 2011, we assessed the strategic fit of our various operations and decided to divest certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time.

During fiscal 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded asset impairments in those years, including an impairment charge in fiscal 2012, to reduce the carrying value of the assets to fair value less estimated selling costs. Management used its best efforts to reasonably estimate all of the inputs in the cash flow models utilized to calculate the impairment charges; however, materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would necessarily result in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates. We currently expect to recognize a gain on the January 2013 sale transaction, which will be recorded in the March 2013 quarter.

Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In fiscal 2011, we announced the decision by a refinery to commercially implement our HCAT® heavy oil upgrading technology following a lengthy evaluation of the technology and we currently expect to have additional HCAT® customers in future years. We continue to invest in research and development activities focused on energy-related technologies and nanotechnology, but at decreased levels compared to earlier years. Through December 31, 2011, we participated in a joint venture that operates an ethanol plant located in North Dakota. We sold our interest in that joint venture effective January 1, 2012. We also participated in a joint venture that owns a hydrogen peroxide plant in South Korea, but we sold our interest in that joint venture in 2010.

Seasonality and Weather.  Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues, profitability and EBITDA are generally highest in the June and September quarters. Further, both segments are affected by weather to the extent it impacts construction activities.

Capitalization and Liquidity.  We became highly leveraged as a result of acquisitions consummated several years ago, but we reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. From 2005 through 2008, we made several early repayments of our long-term debt and beginning in fiscal 2011 we recommenced making early repayments as our business improved and free cash flow increased.

In fiscal 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used approximately $260.0 million of the proceeds to repay all of our obligations under our former senior secured credit facility and our outstanding 2.875% convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently available but undrawn. During fiscal 2010 and 2011, we repaid most of our 16% convertible senior subordinated notes and a large portion of our 14.75% convertible senior subordinated notes, largely with proceeds from the sale of our interest in the South Korean hydrogen peroxide joint venture and a 2010 federal income tax refund. In fiscal 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes issued in fiscal 2010 and the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014. During fiscal 2012, using proceeds from the sale of our interest in the Blue Flint ethanol joint venture and other sources of cash, we repurchased $38.2 million of our convertible senior subordinated notes and we also issued approximately $49.8 million of new 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% notes due in February 2014. We have no debt maturities until 2014.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $77.8 million. Approximately $43.0 million of these proceeds were used to acquire the assets of Kleer Lumber, Inc., a company in the light building products industry. Kleer Lumber’s results of operations will be included with our consolidated results beginning January 1, 2013; however, no results of operations for Kleer Lumber were included in our results for the December 2012 quarter. Kleer Lumber is a manufacturer of high quality and eco-friendly cellular PVC trim board and moulding products. The acquisition of Kleer Lumber will add a full range of cellular PVC products to our light building products offerings, including trim boards, millwork, sheet stock, paneling, and moulding, as well as recently introduced decking and railing products.

Capital expenditures in fiscal 2010 and 2011 were significantly lower than in prior years and this trend continued in fiscal 2012 and into fiscal 2013. This has allowed us to focus on liquidity and the early repayment of debt and has enabled us to continue implementing our overall operational strategy. As of December 31, 2012, we have approximately $78.4 million of cash on hand and total liquidity of approximately $116.3 million. Additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for fiscal 2013 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs, continue capital expenditures at reduced levels and to pay down our outstanding debt to the extent possible using cash on hand, cash flow from operations and cash from the sale of non-core assets. We also may review additional strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The information set forth below compares our operating results for the three months ended December 31, 2012 (2012) with operating results for the three months ended December 31, 2011 (2011). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2012 was $149.6 million, up 9% from $137.4 million for 2011. Gross profit increased 8%, from $34.4 million in 2011 to $37.2 million in 2012. Our 2012 operating income was $6.0 million compared to operating income of $4.4 million in 2011, and the loss from continuing operations decreased to $(3.9) million, or $(0.06) per diluted share, from $(13.3) million, or $(0.22) per diluted share, in 2011. Our net loss including discontinued operations decreased from $(23.7) million, or a diluted loss per share of $(0.17), in 2011, to a net loss of $(5.9) million, or $(0.09) per diluted share, in 2012.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2012 were $76.7 million with a corresponding gross profit of $20.2 million. Sales of light building products in 2011 were $73.3 million with a corresponding gross profit of $18.0 million. We experienced revenue growth from our product groups that have primary exposure to new residential construction, particularly our stone group. In addition, our concrete block group experienced revenue growth in the quarter based on increased retail and brick sales, which also serve the residential markets. Repair and remodel end market revenue was relatively flat in the quarter. We anticipate increased raw material costs over the next several quarters, particularly in cement and polypropylene. In order to address these cost pressures, we have raised prices in some of our markets and are improving efficiencies in manufacturing.

The significant weakness in the new housing and residential remodeling markets which began several years ago appeared to ease somewhat in calendar 2012. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

According to the National Association of Home Builders, the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. New housing starts were 0.6 million units and 0.8 million units in calendar 2011 and 2012, respectively. Further, during the last 50 years, the five years with the lowest number of housing starts were the five calendar years 2008 through 2012. In December 2012, the seasonally adjusted annual number of new housing starts was 1.0 million units.

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

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2012 were $68.2 million with a corresponding gross profit of $14.6 million. Heavy construction materials revenues for 2011 were $63.1 million with a corresponding gross profit of $16.0 million. We experienced revenue growth in CCP services provided to utilities, as incremental revenue from new projects more than offset the effect of unplanned outages and lower electricity demand at other utility sites. Primarily due to seasonality, CCP service revenue as a percent of total segment revenue is higher in the December and March quarters, and represented approximately 33% of heavy construction materials revenue for 2012, compared to 28% for the 2012 fiscal year. Revenues from the sale of fly ash were relatively flat in the quarter, notwithstanding the impact of normal weather patterns in the Texas and Midwest markets this year and the completion of major projects in the West.

Gross profit decreased by 9% to $14.6 million in 2012, compared to $16.0 million in 2011 and gross margin decreased by 400 basis points to 21.4%. Operating income was $7.6 million in 2012 compared to $8.8 million in 2011. The declines in gross profit and operating income were primarily due to lower demand for services from certain utilities, geographic changes in fly ash sales, and to non-recurring high-margin project revenue recorded in 2011.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 8.9% over calendar 2011. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. The PCA recently increased its cement consumption forecast for calendar 2013 to an estimated annual growth rate of 8.1%, citing improved new residential construction as the major driver. The PCA projection for calendar 2014 estimates an 8.3% growth rate and the long-range projections for calendar years 2015 - 2017 estimate annual growth rates could be as high as 9.2%. The PCA also indicated that the year-over-year comparison for the March 2013 quarter may not be positive due to a more normal weather pattern in 2013 as compared to the mild winter conditions experienced last year.

Low natural gas prices and EPA regulations, along with reduced power demand, have combined to force the long-term shutdown or temporary idling of several coal combustion power plant units (primarily older, smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue in 2013 and beyond, until the industry adjusts to requirements to update coal burning plants, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allows us to move CCPs to locations where power plant units have closed, creating an opportunity for potential growth. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers.

During the December 2012 quarter, there were no further developments in Congress related to a legislative solution for the EPA’s proposed rules for the disposal of fly ash. A senior EPA official indicated in early January 2013 the EPA still cannot provide a definitive time for promulgating final regulations on the management of coal ash from power plants. However, he also said the EPA “want[s] to continue to support the safe beneficial reuse of coal ash [and believes] the safe and environmentally sound recycling [of coal ash] is protective of all public health and provides economic opportunities and jobs. The proposed rule maintains the regulatory exemption for beneficial reuse.” We do not anticipate any significant developments in the near term unless action is required by the courts as a result of litigation filed by environmental organizations last year. We remain optimistic that the ultimate outcome of either a legislative solution or rule making by the EPA will support beneficial use of fly ash.

Energy Technology Segment.  Energy technology segment revenues for 2012 were $4.7 million with a corresponding gross profit of $2.5 million. Revenues for 2011 were $1.0 million with a corresponding gross profit of $0.4 million. Following the decision to sell the coal cleaning business in fiscal 2011 and the sale of our interest in the Blue Flint ethanol plant in January 2012, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. HCAT sales in 2012 were at a more normal level than in 2011, when our major customer was completing a turnaround at its refinery and had inventory on hand to meet its reduced needs. Currently, two customer refineries are using HCAT to improve conversion of heavy oil to lighter liquids.

Operating Expenses.  Amortization of intangible assets decreased in 2012 from 2011 due to assets that have been fully amortized. Selling, general and administrative expenses increased approximately $3.4 million, from $21.3 million in 2011 to $24.7 million in 2012. The increase was primarily attributable to a $1.6 million increase in performance-based compensation expense in 2012 over 2011 and $0.9 million of costs in 2012 for the Kleer Lumber acquisition. The increase in performance-based compensation related primarily to outstanding cash-settled SARs. Our stock price increased significantly during the December 2012 quarter, resulting in an increased liability for those awards in 2012.

In 2011, we recorded $1.4 million of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the fiscal 2011 actions have been incurred since that time.

Other Income and Expense.  For 2012, we reported net other expense of $10.4 million, compared to net other expense of $16.6 million for 2011. The decrease of $6.2 million was comprised of a decrease in net interest expense of approximately $2.0 million and a decrease in net other expense of approximately $4.2 million.

Net interest expense decreased from $12.5 million in 2011 to $10.5 million in 2012, due primarily to reduced debt discount and debt issue cost amortization related to our convertible senior subordinated notes. The average balance of outstanding convertible notes decreased in 2012 from 2011 and there was approximately $0.9 million of accelerated debt discount and debt issue costs charged to interest expense in 2011 related to the early repayment of $7.5 million of convertible notes. Absent interest expense related to any future early retirements of long-term debt, interest expense in fiscal 2013 is currently expected to total approximately $42.0 million.

The decrease in net other expense of $4.2 million in 2012 compared to 2011 was primarily the result of approximately $6.1 million of loss in 2011 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012, partially offset by a gain of $2.0 million from the early repayment of convertible debt in 2011.

Income Tax Provision.  See Note 8 to the consolidated financial statements for a description of the reasons for the negative (14)% estimated effective income tax rate (exclusive of $0.6 million of benefit for discrete items) used to record income tax expense for 2011 and the 12% rate used to record income tax benefit for 2012, including the reasons for recording a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. We currently do not expect to recognize benefit for tax credit carryforwards or net operating loss (NOL) carryforwards in fiscal 2013 except to the extent of projected fiscal 2013 earnings. In addition, we also expect to record a valuation allowance on our net amortizable deferred tax assets until some point in time after our return to profitability.

Discontinued Operations.  The loss from discontinued operations for 2012 was approximately $(2.0) million, compared to a loss in 2011 of $(10.5) million, which included approximately $5.2 million of non-cash accruals. In January 2013, we sold all of the remaining coal cleaning facilities and we currently expect to recognize a gain on this sale transaction, which will be recorded in the March 2013 quarter. We also expect to have some operating losses in the March 2013 quarter, primarily related to operations for the period of time prior to the date of sale.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride and cement in the light building products segment. During fiscal 2011 and 2012, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash used in operating activities during the three months ended December 31, 2012 (2012) was approximately $(4.2) million, compared to net cash provided by operating activities during the three months ended December 31, 2011 (2011) of approximately $2.9 million. One difference in cash flows between the two periods related to a decrease of approximately $11.8 million in the net loss in 2012 compared to 2011 (after adjustment for $6.1 million of loss related to our interest in an unconsolidated joint venture that was sold effective January 1, 2012). The net loss in 2012 was smaller than the net loss in 2011 due to improved results from both continuing operations and from discontinued operations. A second difference in cash flows between the two periods was a decrease of approximately $17.3 million in cash provided from changes in working capital accounts in 2012 compared to 2011. Due to the seasonality of our operations, there is normally positive net cash flow from changes in working capital accounts during the December quarter. However, in the December 2012 quarter , more cash than normal was used to pay compensation-related accrued liabilities because those liabilities were much higher in fiscal 2012 than in previous years, including fiscal 2011.

In the December 2012 quarter, our primary investing activity consisted of the Kleer Lumber acquisition. Purchases of property, plant and equipment were approximately $6.6 million in both 2011 and 2012. In 2011, our primary financing activity was approximately $5.5 million of payments on long-term debt, and in 2012 our primary financing activity was approximately $77.8 million of net proceeds from the issuance of common stock. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Kleer Lumber is a manufacturer of high quality and eco-friendly cellular PVC trim board and moulding products. The acquisition of Kleer Lumber will add a full range of cellular PVC products to our light building products offerings, including trim boards, millwork, sheet stock, paneling, and moulding, as well as recently introduced decking and railing products. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.0 million; however, the purchase price is subject to adjustment for the final calculation of acquisition-date working capital, which calculation is currently expected to be finalized in the March 2013 quarter. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million.

In both 2011 and 2012, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to more discretionary expenditures for new product lines or projects. Fiscal 2013 capital expenditures are currently expected to be near the fiscal 2012 level. Funding for 2013 capital expenditures is expected to come from working capital. As of December 31, 2012, we were committed to spend approximately $2.0 million on capital projects that were in various stages of completion.

As noted earlier, we assessed the strategic fit of our various operations and are pursuing divestiture of certain businesses in the energy technology segment which do not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business and we sold one coal cleaning facility during fiscal 2012, two facilities in the December 2012 quarter, and all of the remaining eight facilities in January 2013. A majority of the consideration for the sales is in the form of potential future consideration totaling up to a maximum of approximately $60.0 million, which amount would be received over a number of years, depending upon future plant production levels. The buyer of most of the facilities also agreed to assume certain lease and asset retirement obligations and we agreed to identify 1.0 million tons of feedstock for one of the sold facilities during the next 30 months. We are subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. We have also invested in joint ventures which are accounted for using the equity method of accounting, one of which was sold in fiscal 2010 and one of which was sold in fiscal 2012. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the five-year term of the ABL Revolver, our acquisitions and investments in joint ventures and other less than 100%-owned entities are limited to total cumulative consideration of $30.0 million and $10.0 million annually. A waiver of this limitation was received for the Kleer Lumber acquisition.

Financing Activities.  During the December 2011 quarter, we repurchased and canceled approximately $7.5 million in aggregate principal amount of convertible senior subordinated notes for cash consideration of approximately $5.5 million, recognizing a $2.0 million gain. In the December 2012 quarter, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.6 million, resulting in net proceeds of approximately $77.8 million, of which approximately $43.0 million was used to acquire Kleer Lumber.

We have no debt maturities until February 2014 and believe our cash flow will be sufficient to repay maturing debt on or before the due dates. Deleveraging our balance sheet remains a high priority. We currently plan to continue our program of early convertible debt repayment as opportunities arise, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of December 31, 2012. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of December 31, 2012, availability under the ABL Revolver was approximately $37.9 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of December 31, 2012, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

In February 2012, we filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the above-described issuance of common stock, there is approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering could commence under the registration statement.

Working Capital.  As of December 31, 2012, our working capital was $108.7 million (including $78.4 million of cash and cash equivalents) compared to $73.5 million as of September 30, 2012. We currently expect operations to produce positive cash flow during fiscal 2013 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $1.0 million for both 2011 and 2012. As of December 31, 2012, our NOL and capital loss carryforwards totaled approximately $74.5 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.6 million of tax credit carryforwards as of December 31, 2012, which expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of interest payments on long-term debt and capital expenditures. In subsequent periods, significant cash requirements will also include the repayment of debt, but not prior to February 2014. See Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

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

Cash Performance Unit Awards. As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in certain business units, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during fiscal 2013. The terms of the awards provide for adjustment for changes in our average stock price for the 60 days preceding September 30, 2013 as compared to our average stock price for the 60 days preceding September 30, 2012.

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

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, most of which remain outstanding as of December 31, 2012. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2012, approximately $1.3 million has been accrued for these awards because the stock price at December 31, 2012 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs. Approximately $4.5 million has been accrued for these awards as of December 31, 2012. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2012 at the above-described reasonable assurance level.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended December 31, 2012, but did purchase treasury stock. As described in Note 9 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended December 31, 2012.

(in thousands, except per-share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2012 – October 31, 2012	0	n/a	n/a	n/a
November 1, 2012 – November 30, 2012	9,200	$6.96	n/a	n/a
December 1, 2012 – December 31, 2012	0	n/a	n/a	n/a
Total	9,200	$6.96	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this quarterly report.

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

HEADWATERS INCORPORATED

Date: January 31, 2013	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)