Form 10-Q
period 2013-03-31
HEADWATERS INC
filed 2013-05-02
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of April 19, 2013 was 73,084,906.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2012	2013

ASSETS

Current assets:
Cash and cash equivalents	$53,782	$63,613
Trade receivables, net	102,006	73,157
Inventories	31,588	45,458
Current and deferred income taxes	10,873	10,432
Assets held for sale	5,864	0
Other	10,583	15,998
Total current assets	214,696	208,658

Property, plant and equipment, net	159,706	161,771

Other assets:
Intangible assets, net	143,911	154,708
Goodwill	116,671	132,176
Assets held for sale	7,807	0
Other	38,146	39,124
Total other assets	306,535	326,008

Total assets	$680,937	$696,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable	$17,477	$17,967
Accrued personnel costs	47,048	34,041
Accrued interest	16,267	16,211
Current income taxes	790	0
Liabilities associated with assets held for sale	8,640	0
Other accrued liabilities	50,946	44,400
Current portion of long-term debt	0	38,085
Total current liabilities	141,168	150,704

Long-term liabilities:
Long-term debt	500,539	449,341
Income taxes	22,079	19,214
Liabilities associated with assets held for sale	9,966	0
Other	10,314	15,207
Total long-term liabilities	542,898	483,762
Total liabilities	684,066	634,466

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 61,146 shares at September 30, 2012 and 73,054 shares at March 31, 2013	61	73
Capital in excess of par value	640,047	719,462
Retained earnings (accumulated deficit)	(643,109)	(657,241)
Treasury stock	(128)	(323)
Total stockholders’ equity (net capital deficiency)	(3,129)	61,971

Total liabilities and stockholders’ equity (net capital deficiency)	$680,937	$696,437

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2012	2013	2012	2013

Revenue:
Light building products	$74,311	$84,778	$147,645	$161,466
Heavy construction materials	51,239	54,014	114,377	122,172
Energy technology	4,082	2,196	5,037	6,923
Total revenue	129,632	140,988	267,059	290,561

Cost of revenue:
Light building products	54,613	64,126	109,943	120,627
Heavy construction materials	41,380	43,396	88,478	96,980
Energy technology	2,074	1,055	2,631	3,298
Total cost of revenue	98,067	108,577	201,052	220,905

Gross profit	31,565	32,411	66,007	69,656

Operating expenses:
Amortization	5,298	5,288	10,803	10,224
Research and development	1,616	1,817	3,470	3,423
Selling, general and administrative	25,692	26,422	46,974	51,093
Restructuring costs	757	0	2,145	0
Total operating expenses	33,363	33,527	63,392	64,740

Operating income (loss)	(1,798)	(1,116)	2,615	4,916

Other income (expense):
Net interest expense	(13,527)	(11,139)	(25,983)	(21,611)
Other, net	(173)	202	(4,310)	238
Total other income (expense), net	(13,700)	(10,937)	(30,293)	(21,373)

Loss from continuing operations before income taxes	(15,498)	(12,053)	(27,678)	(16,457)

Income tax benefit (provision)	(2,730)	1,770	(3,830)	2,300

Loss from continuing operations	(18,228)	(10,283)	(31,508)	(14,157)

Income (loss) from discontinued operations, net of income taxes	(2,330)	2,023	(12,798)	25

Net loss	$(20,558)	$(8,260)	$(44,306)	$(14,132)

Basic and diluted income (loss) per share:
From continuing operations	$(0.30)	$(0.14)	$(0.52)	$(0.21)
From discontinued operations	(0.04)	0.03	(0.21)	0.00
	$(0.34)	$(0.11)	$(0.73)	$(0.21)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY) (Unaudited)

For the Six Months Ended March 31, 2013

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’ equity (net capital
(in thousands)	Shares	Amount	of par value	deficit)	stock	deficiency)

Balances as of September 30, 2012	61,146	$61	$640,047	$(643,109)	$(128)	$(3,129)

Issuance of common stock, net of offering costs of $5,418	11,500	12	77,945			77,957

Issuance of restricted stock, net of cancellations	152	0				0

Issuance of common stock pursuant to employee stock purchase plan	66	0	454			454

Exercise of stock appreciation rights and restricted stock units	190	0				0

Stock-based compensation			821			821

Change in treasury shares held for deferred compensation plan obligations, at cost			195		(195)	0

Net loss for the six months ended March 31, 2013				(14,132)		(14,132)

Balances as of March 31, 2013	73,054	$73	$719,462	$(657,241)	$(323)	$61,971

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2012	2013

Cash flows from operating activities:
Net loss	$(44,306)	$(14,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,196	25,582
Interest expense related to amortization of debt issue costs and debt discount	5,863	3,165
Stock-based compensation	923	821
Deferred income taxes	27	55
Net gain on disposition of property, plant and equipment	(429)	(673)
Gain on sale of discontinued operations, net of income taxes	0	(3,110)
Gain on convertible debt repayment	(2,025)	(35)
Non-cash restructuring costs	971	0
Net loss of unconsolidated joint ventures	6,069	0
Decrease in trade receivables	23,245	31,676
Increase in inventories	(717)	(5,960)
Decrease in accounts payable and accrued liabilities	(15,043)	(28,334)
Other changes in operating assets and liabilities, net	7,270	(8,098)
Net cash provided by operating activities	8,044	957

Cash flows from investing activities:
Payment for acquisition	0	(43,250)
Purchase of property, plant and equipment	(11,832)	(14,407)
Proceeds from disposition of property, plant and equipment	1,093	789
Proceeds from sale of discontinued operations	0	3,813
Proceeds from sale of interests in joint ventures	8,636	0
Net change in other assets	(1,514)	(1,265)
Net cash used in investing activities	(3,617)	(54,320)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	77,957
Payments on long-term debt	(17,441)	(15,217)
Employee stock purchases	284	454
Net cash provided by (used in) financing activities	(17,157)	63,194

Net increase (decrease) in cash and cash equivalents	(12,730)	9,831

Cash and cash equivalents, beginning of period	50,810	53,782

Cash and cash equivalents, end of period	$38,080	$63,613

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a building products company incorporated in Delaware, providing products and services in the light and heavy building materials segments. Headwaters’ vision is to improve lives through innovative advancements in construction materials.

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

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 3, Headwaters disposed of its remaining coal cleaning facilities in January 2013. The results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its upgrading technology represents a substantial improvement over current heavy oil refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the six months ended March 31, 2012, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. During the six months ended March 31, 2013, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2012 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

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

March 31, 2013

(Unaudited)

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

2.              Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 3, in September 2011 Headwaters committed to a plan to sell its coal cleaning business and, as of March 31, 2013, all coal cleaning facilities have been sold. Coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

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

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the Corporate column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, the energy technology segment assets as of March 31, 2012 include the coal cleaning assets held for sale.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	Three Months Ended March 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$74,311	$51,239	$4,082	$0	$129,632

Depreciation and amortization	$(8,908)	$(3,493)	$(572)	$(41)	$(13,014)

Operating income (loss)	$2,108	$2,870	$(706)	$(6,070)	$(1,798)
Net interest expense					(13,527)
Other income (expense), net					(173)
Income tax provision					(2,730)
Loss from continuing operations					(18,228)
Loss from discontinued operations, net of income taxes					(2,330)
Net loss					$(20,558)

Capital expenditures	$4,272	$640	$112	$189	$5,213

Segment assets	$273,122	$295,323	$46,868	$44,610	$659,923

	Three Months Ended March 31, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$84,778	$54,014	$2,196	$0	$140,988

Depreciation and amortization	$(9,418)	$(3,131)	$(519)	$(78)	$(13,146)

Operating income (loss)	$1,335	$3,666	$(1,205)	$(4,912)	$(1,116)
Net interest expense					(11,139)
Other income (expense), net					202
Income tax benefit					1,770
Loss from continuing operations					(10,283)
Income from discontinued operations, net of income taxes					2,023
Net loss					$(8,260)

Capital expenditures	$5,846	$1,377	$117	$514	$7,854

Segment assets	$304,711	$278,115	$66,697	$46,914	$696,437

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	Six Months Ended March 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$147,645	$114,377	$5,037	$0	$267,059

Depreciation and amortization	$(17,972)	$(7,024)	$(1,144)	$(56)	$(26,196)

Operating income (loss)	$2,881	$11,624	$(2,707)	$(9,183)	$2,615
Net interest expense					(25,983)
Other income (expense), net					(4,310)
Income tax provision					(3,830)
Loss from continuing operations					(31,508)
Loss from discontinued operations, net of income taxes					(12,798)
Net loss					$(44,306)

Capital expenditures	$8,873	$1,424	$1,328	$207	$11,832

	Six Months Ended March 31, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$161,466	$122,172	$6,923	$0	$290,561

Depreciation and amortization	$(18,093)	$(6,271)	$(1,085)	$(133)	$(25,582)

Operating income (loss)	$4,462	$11,273	$(1,123)	$(9,696)	$4,916
Net interest expense					(21,611)
Other income (expense), net					238
Income tax provision					2,300
Loss from continuing operations					(14,157)
Income from discontinued operations, net of income taxes					25
Net loss					$(14,132)

Capital expenditures	$10,891	$2,060	$269	$1,187	$14,407

3.              Discontinued Operations

In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which was part of the energy technology segment, and at that time the business met all the criteria for classification as held for sale and presentation as a discontinued operation. The assets and liabilities associated with the coal cleaning business are reflected as held for sale in the accompanying consolidated balance sheet as of September 30, 2012. Following the sale of eight coal cleaning facilities in January 2013, there were no remaining assets held for sale as of March 31, 2013. The results of operations for Headwaters’ coal cleaning business have been presented as discontinued operations for all periods presented.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Certain summarized information for the discontinued coal cleaning business is presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2013	2012	2013
Revenue	$4,507	$137	$9,798	$4,386

Loss from operations of discontinued operations before income taxes	$(2,330)	$(1,087)	$(12,798)	$(3,085)
Gain on disposal	0	3,110	0	3,110
Income tax provision	0	0	0	0
Income (loss) from discontinued operations, net of income taxes	$(2,330)	$2,023	$(12,798)	$25

Current assets held for sale as of September 30, 2012 consisted primarily of accounts receivable and inventory. Non-current assets held for sale consisted of approximately $1.9 million of property, plant and equipment and $5.9 million of other assets as of September 30, 2012, all of which were recorded at the lower of historical carrying amount or fair value. Liabilities associated with assets held for sale consisted primarily of accrued liabilities.

Headwaters sold two coal cleaning facilities during the December 2012 quarter and eight facilities during the March 2013 quarter, all to one purchaser. No gain or loss was recognized on the December 2012 quarter transaction and a $3.1 million gain was recognized on the March 2013 quarter transaction. For both transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amount is dependent upon future plant production levels over approximately eight years. While maximum potential future production royalties and deferred purchase price could total as much as approximately $53.4 million, such potential proceeds were not considered in the gain calculations and will be accounted for in the periods when such amounts are received. Headwaters will recognize in discontinued operations any cash receipts related to the former coal cleaning business that are received during fiscal 2013.

In accordance with the terms of the asset purchase agreement, the buyer of the coal cleaning facilities agreed to assume certain lease and asset retirement obligations. Headwaters agreed to identify 1.0 million tons of feedstock for one of the sold facilities before July 2015, which date is extended by six months if at least 0.5 million tons have been identified before then. Headwaters is subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified. As of March 31, 2013, approximately $5.7 million has been accrued for this liability, representing tons that have not yet been identified.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2012	March 31, 2013

Raw materials	$8,021	$10,587
Finished goods	23,567	34,871
	$31,588	$45,458

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

5.              Intangible Assets

All of Headwaters’ identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2012		March 31, 2013
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	20 years	$106,400	$53,379	$106,400	$56,039
Customer relationships	5 - 15 years	72,464	38,382	84,613	41,180
Trade names	5 - 20 years	67,890	27,105	75,963	28,988
Patents and patented technologies	4 - 19 years	55,102	41,661	55,002	44,307
Other	3 - 17 years	3,760	1,178	4,660	1,416
		$305,616	$161,705	$326,638	$171,930

The increase in gross amount of intangible assets from September 30, 2012 to March 31, 2013 is primarily attributable to assets acquired in the Kleer Lumber acquisition described in Note 11. Total amortization expense related to intangible assets was approximately $5.3 million for each of  the quarters ended March 31, 2012 and 2013, and approximately $10.8 million and $10.2 million for the six months ended March 31, 2012 and 2013, respectively. Total estimated annual amortization expense for fiscal years 2013 through 2018 is shown in the following table.

Year ending September 30:	(in thousands)

2013	$21,068
2014	20,693
2015	16,539
2016	16,282
2017	15,404
2018	15,129

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $504.9 million as of September 30, 2012 and $489.6 million as of March 31, 2013. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2012	March 31, 2013

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
2.50%, due February 2014 (face amount $55,077 at September 30, 2012 and $39,825 at March 31, 2013), net of discount	51,278	38,085
8.75%, due February 2016 (face amount $49,791), net of discount	49,261	49,341
Total convertible senior subordinated notes, net of applicable discounts	100,539	87,426

Carrying amount of long-term debt, net of discounts	500,539	487,426
Less current portion	0	(38,085)

Long-term debt	$500,539	$449,341

7-5/8% Senior Secured Notes — In March 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2013.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of March 31, 2013. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. Headwaters has secured letters of credit under terms of the ABL Revolver for approximately $22.8 million for various purposes and as of March 31, 2013, availability under the ABL Revolver was approximately $44.8 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2013, the interest rate on those borrowings would have been approximately 3.0%. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2013.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ currently outstanding convertible senior subordinated notes. During the March 2013 quarter, Headwaters repurchased and canceled approximately $15.3 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $15.2 million. Accelerated debt discount and debt issue costs aggregating approximately $0.8 million were charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

During the December 2011 quarter, Headwaters repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. During the March 2012 quarter, Headwaters repurchased and canceled nearly all of the remaining outstanding balance of the former 14.75% notes. Terms of repayment included premiums of approximately $1.6 million. Accelerated debt discount and debt issue costs aggregating approximately $0.7 million were charged to interest expense.

Interest and Debt Maturities — During the March 2012 and 2013 quarters, Headwaters incurred total interest costs of approximately $13.5 million and $11.2 million, respectively, including approximately $2.8 million and $1.9 million, respectively, of non-cash interest. During the six months ended March 31, 2012 and 2013, Headwaters incurred total interest costs of approximately $26.1 million and $21.7 million, respectively, including approximately $5.9 million and $3.2 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.2% at September 30, 2012 and 7.3% at March 31, 2013. All of the 2.50% convertible notes mature in February 2014.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2012 and March 31, 2013 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2012 would have been approximately $510.0 million, compared to a carrying value of $500.5 million, and the aggregate fair value as of March 31, 2013 would have been approximately $525.0 million, compared to a carrying value of $489.6 million.

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

8.              Income Taxes

Headwaters’ estimated effective income tax rate for the fiscal year ending September 30, 2013, exclusive of discrete items, is currently expected to be approximately 14%, which estimated rate was used to record income taxes for the March 2013 quarter and the six-months ended March 31, 2013. Headwaters did not recognize any discrete items in the fiscal 2013 periods. For the six months ended March 31, 2012, Headwaters used an estimated effective income tax rate of negative (16)%, excluding approximately $0.6 million of income tax benefit for discrete items.

Beginning in fiscal 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets, a situation that is expected to continue throughout fiscal 2013. Accordingly, Headwaters does not expect to recognize benefit for tax credit carryforwards or net operating loss (NOL) carryforwards in fiscal 2013 except to the extent of projected fiscal 2013 earnings. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and deferred tax assets will be realized. Accordingly, a valuation allowance is required.

The estimated effective income tax rate for fiscal 2013 of 14% is due primarily to the combination of recognizing benefit for NOL carryforwards only to the extent of projected fiscal 2013 earnings, plus current state income taxes in

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

certain state jurisdictions and federal alternative minimum tax. The estimated effective income tax rate for fiscal 2012 of negative (16)% was due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expected to generate taxable income. As of March 31, 2013, Headwaters’ NOL carryforwards totaled approximately $85.7 million (tax effected). The U.S. and state NOLs expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.6 million of tax credit carryforwards as of March 31, 2013, which expire from 2014 to 2033.

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

9.              Equity Securities and Stock-Based Compensation

Issuance of Common Stock — In the December 2012 quarter, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million.

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

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of March 31, 2013, the treasury stock and related deferred compensation obligation had fair values of approximately $0.5 million, which was $0.2 million higher than the carrying values at cost.

Stock-Based Compensation — Stock-based compensation expense was approximately $0.3 million and $0.4 million for the March 2012 and 2013 quarters, respectively, and $0.9 million and $0.8 million for the six months ended March 31, 2012 and 2013, respectively. As of March 31, 2013, there was approximately $2.1 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share data)	2012	2013	2012	2013

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations	$(18,228)	$(10,283)	$(31,508)	$(14,157)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(2,330)	2,023	(12,798)	25

Numerator for basic and diluted earnings per share — net loss	$(20,558)	$(8,260)	$(44,306)	$(14,132)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	60,881	72,710	60,841	67,346

Basic and diluted loss per share from continuing operations	$(0.30)	$(0.14)	$(0.52)	$(0.21)
Basic and diluted income (loss) per share from discontinued operations	(0.04)	0.03	(0.21)	0.00

Basic and diluted loss per share	$(0.34)	$(0.11)	$(0.73)	$(0.21)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	3,969	1,409	4,027	1,561
Stock options	1,398	1,078	1,451	1,144
Restricted stock	0	0	83	0

11.       Acquisition of Kleer Lumber

On December 31, 2012, a subsidiary of Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the light building products industry. Kleer Lumber’s results of operations have been included with Headwaters’ consolidated results beginning January 1, 2013.

Kleer Lumber is a manufacturer of high quality cellular PVC products, primarily trim boards, but also millwork, sheet stock, railing, paneling, and moulding. Headwaters believes the demand for cellular PVC building products is growing due to the ability to cut, mill, shape, and install in the same manner as wood products, but with the added benefit of cellular PVC requiring significantly less maintenance than wood. Kleer Lumber primarily distributes its products into independent lumber yards located in the Northeast and Mid-Atlantic states. Headwaters’ access to Kleer Lumber’s distribution channel may expand the light building products distribution network for existing Headwaters products.

Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the statement of operations for the six months ended March 31, 2013.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The Kleer Lumber acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing the estimated amounts shown below for acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$5,818
Current liabilities	(3,093)
Property, plant and equipment	4,098
Intangible assets:
Customer relationships (15 year life)	12,149
Trade names (5 - 20 year lives)	8,073
Other (5 year life)	700
Goodwill	15,505
Net assets acquired	$43,250

The current estimated useful lives of the identified intangible assets as reflected in the table above range from five to twenty years, with a combined weighted-average life of approximately 16 years. Kleer Lumber’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years. All of Headwaters’ goodwill is tested for impairment annually, and both acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

The actual revenue and earnings (loss) of Kleer Lumber included in Headwaters’ statements of operations (for both the three- and six-month periods ended March 31, 2013) was approximately $8.1 million of revenue and $(0.2) million of loss. The following represents the pro forma consolidated revenue and net loss for Headwaters for the periods indicated as if Kleer Lumber had been included in Headwaters’ consolidated results of operations beginning October 1, 2011.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2012	2013	2012	2013

Revenue	$138,715	$140,988	$283,843	$297,967
Net loss	(20,237)	(7,835)	(45,861)	(13,011)

The above pro forma results have been calculated by combining the historical results of Headwaters and Kleer Lumber as if the acquisition had occurred on October 1, 2011, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include provisional amortization expense for the acquired intangible assets for all periods, and reflects $0.9 million of direct acquisition costs and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory in fiscal 2012 instead of fiscal 2013. No other material pro forma adjustments were deemed necessary, either to conform Kleer Lumber to Headwaters’ accounting policies or for any other situation. The above pro forma results could change if the provisional measurements for identified intangible assets, or the periods over which such amounts are amortized, change. The pro forma information is not necessarily indicative of the results that would have been achieved had the transaction occurred on October 1, 2011 or that may be achieved in the future.

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2013, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. In fiscal 2009, the Compensation Committee of the Board of Directors (Committee) approved grants of performance unit awards to certain officers and employees, to be

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period ending September 30, 2013 to the cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through September 30, 2012, the remaining business units had generated approximately $319.2 million of cash flow and incurred approximately $4.0 million of expense for these awards. Effective October 1, 2012, certain additional business units ended their participation in these performance unit awards. Based upon performance criteria expected to be achieved by the remaining participating business units prior to September 30, 2013, the additional expense expected to be recognized in fiscal 2013 under the amended performance unit awards is approximately $1.4 million, of which approximately $0.3 million was recognized in the six months ended March 31, 2013.

In fiscal 2012, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, related to consolidated cash flow generated during fiscal 2012, based on the achievement of goals related to consolidated cash flow generated during fiscal 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the fiscal 2012 performance year, using a threshold/target/maximum adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provide for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant is still employed by Headwaters on the vest dates. The terms of the awards provide for further adjustment for changes in Headwaters’ average stock price for the 60 days preceding September 30, 2012 as compared to Headwaters’ average stock price for the 60 days preceding September 30, 2011. As of March 31, 2013, approximately $9.6 million of expense has been recorded for the 2012 grants, all of which was recognized during fiscal 2012.

During the December 2012 quarter, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during fiscal 2013, with terms similar to those described above for fiscal 2012. No expense was recognized for these awards during the six months ended March 31, 2013.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of March 31, 2013. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2013, approximately $1.6 million has been accrued for outstanding awards because the stock price at March 31, 2013 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.9 million of which remain outstanding as of March 31, 2013. These SARs have terms similar to those described above, except that they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during the March 2012 quarter. Approximately $5.5 million has been accrued for outstanding awards as of March 31, 2013. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

Property, Plant and Equipment — As of March 31, 2013, Headwaters was committed to spend approximately $1.6 million on capital projects that were in various stages of completion.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

During the six months ended March 31, 2012 and 2013, Headwaters incurred approximately $1.2 million and $1.1 million, respectively, of expense for legal matters. Historically, until fiscal 2011, costs paid to outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a liability as of March 31, 2013 of $16.0 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

AES Thames Bankruptcy.  Headwaters Resources, Inc. (HRI) had a contract to perform fly ash disposal services for AES Thames, L.L.C. (AES Thames) related to its coal-fired power plant located in Montville, Connecticut. AES Thames filed a petition for relief under the United States Bankruptcy Code in February 2011. In January 2013, the trustee filed an adversary proceeding complaint in the United States Bankruptcy Court for the District of Delaware alleging that certain payments made before the bankruptcy by AES Thames to HRI were avoidable preferential transfers under the Bankruptcy Code. The complaint seeks to recover $1.6 million plus interest, attorney fees, and costs. HRI has answered denying the allegations of the complaint. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), denied all other outstanding motions, and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. The court denied all post-judgment motions by the parties. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. A panel of the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Sixth Circuit held oral arguments in March 2013 but no decision has been announced. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

Big River Industries.  In 2011, Headwaters Resources, Inc. (HRI) entered into a fly ash marketing and management contract with a Louisiana utility. Before 2011, the utility’s fly ash marketing and management was performed by Big River Industries, Inc. (Big River). In April 2013, Big River filed a complaint in the United States District Court for the Middle District of Louisiana against HRI. The complaint alleges that HRI engaged in anticompetitive activities causing the utility to terminate Big River’s contract and to enter into a fly ash marketing and management contract with HRI, and that HRI monopolizes the fly ash market and conspires to do so. Big River alleges violations of federal and state antitrust laws, including price discrimination, and claims damages of $12.4 million (after trebling) plus attorney fees and costs. HRI expects to answer denying the allegations of the complaint. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. Headwaters expects that the court will issue an order on demurrers filed by VEPCO in early 2013, after which the plaintiffs will be granted leave to file amended complaints. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed claims for defense and indemnity with some of its insurers. One insurer denied coverage based on allegations in the 2009 Fentress complaints, and a trial court has ruled in the insurer’s favor, which ruling HRI appealed in February 2013 to the United States Court of Appeals for the Tenth Circuit. HRI does not know if the insurer will deny coverage based on future Fentress allegations. Another insurer continues to pay for the preliminary defense of the underlying case. Plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Neil Wallace and CPM.  In February 2012, Neil Wallace filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Wallace claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

ash manager for VEPCO and was an owner and developer of the golf course. Wallace claims damages of $10.0 million. HRI expects that certain of its insurers will defend and indemnify HRI. Separately, in December 2012 CPM filed a complaint in the same court against HRI alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Oxford Mining Company.  In 2007, Covol Fuels No. 2, LLC, a wholly owned subsidiary of Headwaters Energy Services Corp. (Covol), entered into an agreement for the sale of coal produced by Covol from certain operations in Kentucky. In 2009, the agreement was assigned by the buyer to Oxford Mining Company—Kentucky, LLC (Oxford). Covol claimed that the economically recoverable source coal for the agreement was exhausted and that as a result, the agreement was terminated. In October 2011, Covol filed a petition in the Franklin Circuit Court of the Commonwealth of Kentucky seeking declaratory judgment that the agreement was terminated. In December 2011, Oxford answered, denying that the agreement was terminated and requesting that the court dismiss Covol’s petition. Oxford also filed a counterclaim alleging that Covol was in breach of the agreement for failing to provide coal and that Oxford’s present and anticipated damages were estimated to be at least $5.0 million, in addition to its costs associated with the litigation, including attorneys’ fees. Covol denied the counterclaim. In March 2013, Covol and Oxford entered into a settlement agreement and the lawsuit was dismissed.

Reechcraft.  In 2006, Tapco International Corporation entered into a contract with Reechcraft, Inc. for Reechcraft to manufacture and supply accessories for sheet metal bending tools and specialized scaffolding systems to Tapco. Reechcraft claimed that Tapco failed to purchase the quantity of products required under the contract. In July 2012, Reechcraft filed a demand for arbitration with the American Arbitration Association in Chicago, Illinois, claiming damages of $3.1 million, in addition to interest, costs, and attorneys’ fees. Tapco and Reechcraft entered into a settlement agreement in December 2012. The settlement has been performed and in February 2013 the arbitration was dismissed.

Archstone.  Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Most parties filed cross-claims for contribution and indemnity against Eldorado Stone and others. Archstone claims as damages approximately $36.0 million in repair costs, $19.0 million in lost lease payments and rent abatement, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the case. Eldorado Stone sought summary judgment on three of Archstone’s four claims. After an interlocutory appeal, the three claims were dismissed. Archstone is seeking further review. The remaining Archstone claim of common law indemnification applies to damages paid to the tenants and associated attorney’s fees. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The claims involve alleged liabilities associated with certain stucco and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

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

March 31, 2013

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2013

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$52,903	$10,710	$—	$63,613
Trade receivables, net	73,157			73,157
Inventories	45,458			45,458
Current and deferred income taxes	15,222	32,019	(36,809)	10,432
Other	14,890	1,108		15,998
Total current assets	201,630	43,837	(36,809)	208,658

Property, plant and equipment, net	158,465	3,306		161,771

Other assets:
Intangible assets, net	154,708			154,708
Goodwill	132,176			132,176
Investments in subsidiaries and intercompany accounts	336,788	121,710	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	68,993	18,994	(87,987)	—
Other	17,331	21,793		39,124
Total other assets	709,996	799,543	(1,183,531)	326,008

Total assets	$1,070,091	$846,686	$(1,220,340)	$696,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,941	$26	$—	$17,967
Accrued personnel costs	8,820	25,221		34,041
Accrued interest		16,211		16,211
Current and deferred income taxes	20,469	16,340	(36,809)	0
Other accrued liabilities	42,574	1,826		44,400
Current portion of long-term debt		38,085		38,085
Total current liabilities	89,804	97,709	(36,809)	150,704

Long-term liabilities:
Long-term debt		449,341		449,341
Income taxes	86,682	20,519	(87,987)	19,214
Intercompany notes	637,046		(637,046)	—
Other	8,155	7,052		15,207
Total long-term liabilities	731,883	476,912	(725,033)	483,762
Total liabilities	821,687	574,621	(761,842)	634,466

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	719,462	(458,498)	719,462
Retained earnings (accumulated deficit)	(210,094)	(447,147)		(657,241)
Treasury stock		(323)		(323)
Total stockholders’ equity	248,404	272,065	(458,498)	61,971

Total liabilities and stockholders’ equity	$1,070,091	$846,686	$(1,220,340)	$696,437

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$74,311	$—	$74,311
Heavy construction materials	51,239		51,239
Energy technology	4,082		4,082
Total revenue	129,632	—	129,632

Cost of revenue:
Light building products	54,613		54,613
Heavy construction materials	41,380		41,380
Energy technology	2,074		2,074
Total cost of revenue	98,067	—	98,067

Gross profit	31,565	—	31,565

Operating expenses:
Amortization	5,298		5,298
Research and development	1,616		1,616
Selling, general and administrative	19,622	6,070	25,692
Restructuring costs	757		757
Total operating expenses	27,293	6,070	33,363

Operating income (loss)	4,272	(6,070)	(1,798)

Other income (expense):
Net interest expense	(18)	(13,509)	(13,527)
Other, net	(173)		(173)
Total other income (expense), net	(191)	(13,509)	(13,700)

Income (loss) from continuing operations before income taxes	4,081	(19,579)	(15,498)

Income tax benefit (provision)	678	(3,408)	(2,730)

Income (loss) from continuing operations	4,759	(22,987)	(18,228)

Loss from discontinued operations, net of income taxes	(2,330)		(2,330)

Net income (loss)	$2,429	$(22,987)	$(20,558)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$84,778	$—	$84,778
Heavy construction materials	54,014		54,014
Energy technology	2,196		2,196
Total revenue	140,988	—	140,988

Cost of revenue:
Light building products	64,126		64,126
Heavy construction materials	43,396		43,396
Energy technology	1,055		1,055
Total cost of revenue	108,577	—	108,577

Gross profit	32,411	—	32,411

Operating expenses:
Amortization	5,288		5,288
Research and development	1,817		1,817
Selling, general and administrative	21,510	4,912	26,422
Total operating expenses	28,615	4,912	33,527

Operating income (loss)	3,796	(4,912)	(1,116)

Other income (expense):
Net interest expense	(44)	(11,095)	(11,139)
Other, net	167	35	202
Total other income (expense), net	123	(11,060)	(10,937)

Income (loss) from continuing operations before income taxes	3,919	(15,972)	(12,053)

Income tax benefit (provision)	(770)	2,540	1,770

Income (loss) from continuing operations	3,149	(13,432)	(10,283)

Income from discontinued operations, net of income taxes	2,023		2,023

Net income (loss)	$5,172	$(13,432)	$(8,260)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$147,645	$—	$147,645
Heavy construction materials	114,377		114,377
Energy technology	5,037		5,037
Total revenue	267,059	—	267,059

Cost of revenue:
Light building products	109,943		109,943
Heavy construction materials	88,478		88,478
Energy technology	2,631		2,631
Total cost of revenue	201,052	—	201,052

Gross profit	66,007	—	66,007

Operating expenses:
Amortization	10,803		10,803
Research and development	3,470		3,470
Selling, general and administrative	37,791	9,183	46,974
Restructuring costs	2,145		2,145
Total operating expenses	54,209	9,183	63,392

Operating income (loss)	11,798	(9,183)	2,615

Other income (expense):
Net interest expense	(37)	(25,946)	(25,983)
Other, net	(6,335)	2,025	(4,310)
Total other income (expense), net	(6,372)	(23,921)	(30,293)

Income (loss) from continuing operations before income taxes	5,426	(33,104)	(27,678)

Income tax benefit (provision)	867	(4,697)	(3,830)

Income (loss) from continuing operations	6,293	(37,801)	(31,508)

Loss from discontinued operations, net of income taxes	(12,798)		(12,798)

Net loss	$(6,505)	$(37,801)	$(44,306)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$161,466	$—	$161,466
Heavy construction materials	122,172		122,172
Energy technology	6,923		6,923
Total revenue	290,561	—	290,561

Cost of revenue:
Light building products	120,627		120,627
Heavy construction materials	96,980		96,980
Energy technology	3,298		3,298
Total cost of revenue	220,905	—	220,905

Gross profit	69,656	—	69,656

Operating expenses:
Amortization	10,224		10,224
Research and development	3,423		3,423
Selling, general and administrative	41,397	9,696	51,093
Total operating expenses	55,044	9,696	64,740

Operating income (loss)	14,612	(9,696)	4,916

Other income (expense):
Net interest expense	(58)	(21,553)	(21,611)
Other, net	203	35	238
Total other income (expense), net	145	(21,518)	(21,373)

Income (loss) from continuing operations before income taxes	14,757	(31,214)	(16,457)

Income tax benefit (provision)	(2,070)	4,370	2,300

Income (loss) from continuing operations	12,687	(26,844)	(14,157)

Income from discontinued operations, net of income taxes	25		25

Net income (loss)	$12,712	$(26,844)	$(14,132)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net loss	$(6,505)	$(37,801)	$(44,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,140	56	26,196
Interest expense related to amortization of debt issue costs and debt discount		5,863	5,863
Stock-based compensation	349	574	923
Deferred income taxes	29	(2)	27
Net gain on disposition of property, plant and equipment	(429)		(429)
Gain on convertible debt repayment		(2,025)	(2,025)
Non-cash restructuring costs	971		971
Net loss of unconsolidated joint ventures	6,069		6,069
Decrease in trade receivables	23,245		23,245
Increase in inventories	(717)		(717)
Decrease in accounts payable and accrued liabilities	(13,732)	(1,311)	(15,043)
Other changes in operating assets and liabilities, net	(43,379)	50,649	7,270
Net cash provided by (used in) operating activities	(7,959)	16,003	8,044

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,625)	(207)	(11,832)
Proceeds from disposition of property, plant and equipment	1,093		1,093
Proceeds from sale of interests in joint ventures	8,636		8,636
Net change in other assets	(2,732)	1,218	(1,514)
Net cash provided by (used in) investing activities	(4,628)	1,011	(3,617)

Cash flows from financing activities:
Payments on long-term debt		(17,441)	(17,441)
Employee stock purchases	251	33	284
Net cash provided by (used in) financing activities	251	(17,408)	(17,157)

Net decrease in cash and cash equivalents	(12,336)	(394)	(12,730)

Cash and cash equivalents, beginning of period	36,122	14,688	50,810

Cash and cash equivalents, end of period	$23,786	$14,294	$38,080

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$12,712	$(26,844)	$(14,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,449	133	25,582
Interest expense related to amortization of debt issue costs and debt discount		3,165	3,165
Stock-based compensation	381	440	821
Deferred income taxes	55		55
Net gain on disposition of property, plant and equipment	(673)		(673)
Gain on sale of discontinued operations, net of income taxes	(3,110)		(3,110)
Gain on convertible debt repayment		(35)	(35)
Decrease in trade receivables	31,676		31,676
Increase in inventories	(5,960)		(5,960)
Decrease in accounts payable and accrued liabilities	(20,707)	(7,627)	(28,334)
Other changes in operating assets and liabilities, net	22,303	(30,401)	(8,098)
Net cash provided by (used in) operating activities	62,126	(61,169)	957

Cash flows from investing activities:
Payment for acquisition	(43,250)		(43,250)
Purchase of property, plant and equipment	(13,220)	(1,187)	(14,407)
Proceeds from disposition of property, plant and equipment	789		789
Proceeds from sale of discontinued operations	3,813		3,813
Net change in other assets	(1,785)	520	(1,265)
Net cash used in investing activities	(53,653)	(667)	(54,320)

Cash flows from financing activities:
Net proceeds from issuance of common stock		77,957	77,957
Payments on long-term debt		(15,217)	(15,217)
Employee stock purchases	319	135	454
Net cash provided by financing activities	319	62,875	63,194

Net increase in cash and cash equivalents	8,792	1,039	9,831

Cash and cash equivalents, beginning of period	44,111	9,671	53,782

Cash and cash equivalents, end of period	$52,903	$10,710	$63,613

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

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We currently operate primarily in two construction-oriented business segments: light building products and heavy construction materials and have several product lines within those segments. Our construction-oriented end markets include new residential, residential repair and remodeling, commercial, institutional and infrastructure. Our third non-core operating segment is in energy technology.

Operations and Strategy.  In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. We manufacture our light building products in approximately 15 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. A restructuring effort in the light building products segment was initiated in fiscal 2011 and completed in March 2012.

Our heavy construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, the fly ash, which is used as an admixture for the partial replacement of portland cement in concrete, is sold directly to concrete manufacturers. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities.

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In the past, revenues for the energy technology segment consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning business and since then the coal cleaning business has been presented as a discontinued operation. In January 2013, we sold all of our remaining coal cleaning facilities and continuing revenues for the energy technology segment currently consist primarily of catalyst sales to oil refineries.

Light Building Products Segment.  For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there has been improvement in end markets recently. Demand for new homes is rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. Nevertheless, new residential construction starts improved over the prior year and as of March 2013 are at a seasonally-adjusted annualized level of approximately 1.0 million units.

Existing home sales have also been trending up. The National Association of Realtors reported that March 2013 total existing home sales were at a seasonally-adjusted rate of 4.9 million units, compared to 4.5 million units for March 2012. Total housing inventory as of March 31, 2013 was 1.9 million existing homes for sale, representing a 4.7-month supply. This compares to a 6.2-month supply as of March 31, 2012 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in March 2013 was 12% higher than in March 2012. We believe population growth, pent-up household formation, increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

We, like many others in the light building products industry, experienced a large drop in orders and a reduction in our margins beginning in 2008 and continuing through 2012. While mortgage and home equity loan interest rates have decreased, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. It is not possible to know when improved market conditions and a housing recovery will become sustainable for the long-term and we can provide no assurances that improvements in our light building products markets will continue through 2013 or beyond.

Heavy Construction Materials Segment.  Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, which has decreased in recent years as compared to earlier periods. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. While all of our businesses have been affected by the recent recession, the impact on our heavy construction materials segment was somewhat less severe than on our light building products segment. However, to the extent that coal combustion power plant units are shut down or idled in the future, our business may be adversely affected.

Energy Technology Segment.  Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In fiscal 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time.

During fiscal 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded significant asset impairments in those years to reduce the carrying value of the assets to fair value less estimated selling costs. We recognized a gain on the January 2013 sale transaction, which was recorded in the March 2013 quarter.

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

Capitalization and Liquidity.  We became highly leveraged as a result of acquisitions consummated several years ago, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. Beginning in fiscal 2011, we recommenced making early debt repayments as our business improved and free cash flow increased.

In fiscal 2010, we issued 11-3/8% senior secured notes for net proceeds of approximately $316.2 million. We used most of the proceeds to repay all of our obligations under our former senior secured credit facility and some of our outstanding convertible senior subordinated notes. We also entered into a $70.0 million asset based revolving loan facility (ABL Revolver) which is currently available but undrawn. During fiscal 2010 and 2011, we repaid more of our convertible senior subordinated notes, and in fiscal 2011, we again restructured our long-term debt by issuing $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those net proceeds to repay the 11-3/8% senior secured notes and for the related early repayment premium of approximately $59.0 million. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014.

During fiscal 2012, using proceeds from the sale of our interest in the Blue Flint ethanol joint venture and other sources of cash, we repaid $38.2 million of our convertible senior subordinated notes. We also issued approximately $49.8 million of new 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% notes due in February 2014. Currently, we have approximately $89.6 million face value of convertible debt outstanding, $39.8 million of which is due in February 2014 and $49.8 million of which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the proceeds were used to acquire the assets of Kleer Lumber, Inc., a company in the light building products industry. Capital expenditures in fiscal 2010 through 2012 were significantly lower than in prior years and this trend has continued in fiscal 2013. This has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of March 31, 2013, we have approximately $63.6 million of cash on hand and total liquidity of approximately $108.4 million. Additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for fiscal 2013 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs, continue capital expenditures at reduced levels and pay down our outstanding debt to the extent possible. We also may review additional strategic acquisitions of products or entities that expand our current operating platform when opportunities arise.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The information set forth below compares our operating results for the three months ended March 31, 2013 (2013) with operating results for the three months ended March 31, 2012 (2012). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2013 increased by 9% to $141.0 million from $129.6 million for 2012. Gross profit increased by 3% to $32.4 million in 2013, compared to $31.6 million in 2012 and operating loss improved 39% from $(1.8) million in 2012 to $(1.1) million in 2013. Loss from continuing operations was $(10.3) million, or $(0.14) per diluted share, for 2013, compared to a loss of $(18.2) million, or $(0.30) per diluted share, for 2012. Net loss including discontinued operations was $(8.3) million, or $(0.11) per diluted share, for 2013, compared to a net loss of $(20.6) million, or $(0.34) per diluted share, for 2012.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2013 were $84.8 million with a corresponding gross profit of $20.7 million. Sales of light building products in 2012 were $74.3 million with a corresponding gross profit of $19.7 million. Our stone and block product groups benefitted from a strong Texas market and strength in new residential construction, delivering growth in 2013 in spite of more challenging winter weather conditions. This growth was partially offset by a decline in revenue from our siding product group, which has more exposure to the repair and remodel market than to new housing and which was impacted by poor weather conditions in 2013, particularly in the upper Midwest and Northeast. The Kleer acquisition added $8.1 million in revenues in 2013. The decline in gross margin in 2013 was primarily attributable to a change in revenue mix. Revenue growth in our lower-margin block products, combined with a decline in revenue in the higher-margin siding products, resulted in a revenue mix that had lower overall margins in 2013 compared to 2012. As the construction season progresses and siding revenue increases with warmer weather, we anticipate that our revenue mix will be more consistent with last year.

On December 31, 2012, we completed the acquisition of the assets of Kleer Lumber, which manufactures high quality cellular PVC products, primarily trim boards, but also millwork, sheet stock, railing, paneling, and moulding. We began the integration of Kleer into the operations of our siding group and the integration process will accelerate in the June 2013 quarter. While there will be some one-time costs associated with the integration, we expect the anticipated cost savings will be achieved. In addition to the cost savings, we are also working to drive revenue growth by expanding Kleer’s distribution footprint and its geographic penetration beyond its traditional markets.

The significant weakness in the new housing and residential remodeling markets which began several years ago appeared to ease somewhat in calendar 2012. Even though there seems to be a general consensus that a housing market rebound is in process, there are significant regional differences in the strength of this improvement. For example, the recovery has been much more robust in some areas of the U.S., such as parts of the South and West, compared to other regions, such as the Northeast and Midwest, where growth has been minimal. Such regional differences in the health of the housing market can impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

According to the National Association of Home Builders, the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. However, new housing starts were only 0.6 million units and 0.8 million units in calendar 2011 and 2012, respectively. Further, during the last 50 years, the five years with the lowest number of housing starts were the five calendar years 2008 through 2012. In March 2013, the seasonally-adjusted annual number of new housing starts was 1.0 million units.

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

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2013 were $54.0 million with a corresponding gross profit of $10.6 million. Heavy construction materials revenues for 2012 were $51.2 million with a corresponding gross profit of $9.9 million. Revenue increased due to new service contracts and net price increases on fly ash sales. Revenue from existing service contracts was approximately the same in 2013 and 2012, and shipments of high quality fly ash declined during 2013 compared to last year primarily due to adverse weather conditions in the Midwest and Northeast. CCP service revenue as a percent of total segment revenue is normally higher in the December and March quarters, primarily due to seasonality, and represented approximately 34% of total revenue for the March 2013 quarter, compared to 28% for the 2012 fiscal year. The increase in gross profit was primarily due to higher revenues and efficiencies achieved in both operating and transportation activities.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 8.9% over calendar 2011. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In its most recent report, the PCA increased its cement consumption forecast for calendar 2013 to an estimated annual growth rate of 8.1%, citing improved new residential construction as the major driver. The PCA projection for calendar 2014 estimates an 8.3% growth rate and the long-range projections for calendar years 2015 - 2017 estimate annual growth rates as high as 9.2%.

Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown or temporary idling of several coal combustion power plant units (primarily older, smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue until the industry adjusts to requirements to update coal burning plants, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allows us to move CCPs to locations where power plant units have closed, creating an opportunity for potential growth. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers.

U.S. EPA is proposing a rule regulating wastewater discharges from coal-fueled power plants, indicating that it may align new water standards with the proposed fly ash disposal regulations. Although the actions are still in the proposal stage and more work is required, the EPA indicated that information under review “could provide strong support for a conclusion that regulation of [coal combustion products] disposal under RCRA Subtitle D would be adequate.”  We are strongly encouraged by the obvious direction taken by the EPA leading away from a Subtitle C  designation. Also, in April, the U.S. House Subcommittee on Environment and the Economy held a hearing on draft legislation to establish national standards for the disposal of fly ash. Legislative language that basically mirrors last year’s Senate bill is expected to be introduced in the House soon. We remain optimistic that the ultimate outcome of either Congressional action or EPA regulations will support beneficial use of fly ash.

Energy Technology Segment.  Energy technology segment revenues for 2013 were $2.2 million with a corresponding gross profit of $1.1 million. Revenues for 2012 were $4.1 million with a corresponding gross profit of $2.0 million. Following the decision to sell the coal cleaning business in fiscal 2011 and the sale of our interest in the Blue Flint ethanol plant in January 2012, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. The decreases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which are currently using HCAT to improve conversion of heavy oil to lighter liquids.

Operating Expenses.  Amortization of intangible assets was $5.3 million for both 2013 and 2012 as increased amortization for the acquired Kleer intangible assets offset decreased amortization expense for assets that have been fully amortized. Selling, general and administrative expenses increased approximately $0.7 million, from $25.7 million in 2012 to $26.4 million in 2013, primarily due to the inclusion of Kleer’s ongoing operating costs in 2013. In 2012, we recorded $0.8 million of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the fiscal 2011 actions have been incurred since that time.

Other Income and Expense.  For 2013, we reported net other expense of $10.9 million, compared to net other expense of $13.7 million for 2012. The decrease of $2.8 million was comprised of a decrease in net interest expense of approximately $2.4 million and a change in net other income / expense of approximately $0.4 million. Net interest expense decreased from $13.5 million in 2012 to $11.1 million in 2013, due primarily to a $1.6 million premium paid on early debt repayments in 2012. Absent interest expense related to any future early retirements of long-term debt, interest expense in fiscal 2013 is currently expected to total approximately $42.0 million.

Income Tax Provision.  See Note 8 to the consolidated financial statements for a description of the reasons for the negative (16)% estimated effective income tax rate (exclusive of $0.6 million of benefit for discrete items) used to record income tax expense for 2012 and the 14% rate used to record income tax benefit for 2013, including the reasons for recording a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. We currently do not expect to recognize benefit for tax credit carryforwards or net operating loss (NOL) carryforwards in fiscal 2013 except to the extent of projected fiscal 2013 earnings. In addition, we also expect to record a valuation allowance on our net amortizable deferred tax assets until some point in time after our return to profitability.

Discontinued Operations.  Income from discontinued operations for 2013 was approximately $2.0 million, compared to a loss in 2012 of $(2.3) million. In January 2013, we sold all of the remaining coal cleaning facilities and recognized a gain of $3.1 million. Operating losses in 2013 of $(1.1) million related to operations for the period of time prior to the date of sale.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

The information set forth below compares our operating results for the six months ended March 31, 2013 (2013) with operating results for the six months ended March 31, 2012 (2012). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2013 was $290.6 million, an increase of 9% from $267.1 million for 2012. Gross profit increased 6%, from $66.0 million in 2012 to $69.7 million in 2013. Operating income of $2.6 million in 2012 improved to $4.9 million in 2013, and the loss from continuing operations decreased from $(31.5) million, or a diluted loss per share of $(0.52) in 2012, to a loss of $(14.2) million, or $(0.21) per diluted share, in 2013. The net loss including discontinued operations decreased from $(44.3) million, or a diluted loss per share of $(0.73) in 2012, to a net loss of $(14.1) million, or $(0.21) per diluted share, in 2013.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2013 were $161.5 million with a corresponding gross profit of $40.8 million. Sales of light building products in 2012 were $147.6 million with a corresponding gross profit of $37.7 million. Our stone and block product groups benefitted from a strong Texas market and strength in new residential construction, delivering growth in 2013 in spite of more challenging winter weather conditions. This growth was partially offset by a decline in revenue from our siding product group, which has more exposure to the repair and remodel market than to new housing and which was impacted by poor weather conditions in 2013, particularly in the upper Midwest and Northeast. The Kleer acquisition added $8.1 million in revenues in 2013. The decline in gross margin in 2013 was primarily attributable to a change in revenue mix. Revenue growth in our lower-margin block products, combined with a decline in revenue in the higher-margin siding products, resulted in a revenue mix that had lower overall margins in 2013 compared to 2012.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2013 were $122.2 million with a corresponding gross profit of $25.2 million. Heavy construction materials revenues for 2012 were $114.4 million with a corresponding gross profit of $25.9 million. Revenue increased due to new service contracts and net price increases on fly ash sales. Shipments of high quality fly ash declined during 2013 compared to last year primarily due to adverse weather conditions. The decrease in gross margin was primarily due to geographic changes in fly ash sales, and to non-recurring high-margin project revenue recorded in 2012.

Energy Technology Segment.  Energy technology segment revenues for 2013 were $6.9 million with a corresponding gross profit of $3.6 million. Revenues for 2012 were $5.0 million with a corresponding gross profit of $2.4 million. The increases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which are currently using HCAT.

Operating Expenses.  Amortization of intangible assets decreased to $10.2 million in 2013 from $10.8 million in 2012, as decreased amortization expense for assets that have been fully amortized more than offset increased amortization for the acquired Kleer intangible assets. Selling, general and administrative expenses increased approximately $4.1 million, from $47.0 million in 2012 to $51.1 million in 2013. The increase was primarily attributable to a $1.6 million increase in performance-based compensation expense in 2013 over 2012 and $0.9 million of costs in 2013 for the Kleer Lumber acquisition, along with increased costs related to Kleer’s operations subsequent to the date of acquisition. The increase in performance-based compensation related primarily to outstanding cash-settled SARs. Our stock price increased significantly during the December 2012 quarter, resulting in increased expense for those awards in that period. In 2012, we recorded $2.1 million of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment.

Other Income and Expense.  For 2013, we reported net other expense of $21.4 million, compared to net other expense of $30.3 million for 2012. The decrease of $8.9 million was comprised of a decrease in net interest expense of approximately $4.4 million and a change in net other income / expense of approximately $4.5 million. Net interest expense decreased from $26.0 million in 2012 to $21.6 million in 2013, due primarily to a decrease in interest expense related to our convertible senior subordinated notes, including both routine and accelerated amortization of debt discount and debt issue costs, and a $1.6 million premium paid on early debt repayments in 2012.

The change in net other expense of $4.5 million was primarily the result of approximately $6.1 million of loss in 2012 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012, partially offset by a gain of $2.0 million from the early repayment of convertible debt in 2012.

Income Tax Provision.  See Note 8 to the consolidated financial statements for a description of the reasons for the negative (16)% estimated effective income tax rate (exclusive of $0.6 million of benefit for discrete items) used to record income tax expense for 2012 and the 14% rate used to record income tax benefit for 2013, including the reasons for recording a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  Income from discontinued operations for 2013 was less than $0.1 million, compared to a loss in 2012 of $(12.8) million. In January 2013, we sold all of the remaining coal cleaning facilities and recognized a gain of $3.1 million. Operating losses in 2013 of $(3.1) million related to operations for the period of time prior to the date of sale. The operating losses in 2012 of $(12.8) million included approximately $5.2 million of non-cash accruals.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride and cement in the light building products segment. Beginning in fiscal 2011, we have experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future price increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the six months ended March 31, 2013 (2013) was approximately $1.0 million, compared to net cash provided by operating activities during the six months ended March 31, 2012 (2012) of approximately $8.0 million. The largest difference in cash flows between the two periods related to a decrease of approximately $30.2 million in the net loss in 2013 compared to 2012. The net loss in 2013 was smaller than the net loss in 2012 due to improved results from both continuing operations and from discontinued operations. A second difference in cash flows between the two periods, which offset most of the decrease in net loss, was a decrease of approximately $25.5 million in cash provided from changes in working capital accounts in 2013 compared to 2012. Due to the seasonality of our operations, there is normally positive net cash flow from changes in working capital accounts during the first six months of our fiscal year. However, in 2013, more cash than normal was used to pay compensation-related accrued liabilities because those liabilities were much higher at September 30, 2012 than in previous years, including at September 30, 2011. There were also changes between periods in other accounts, particularly income tax accruals.

In 2013, our primary investing activity consisted of the Kleer Lumber acquisition. Purchases of property, plant and equipment were approximately $11.8 million in 2012 and $14.4 million in 2013. In 2012, we had proceeds from the sale of our equity interest in the Blue Flint joint venture, and in 2013 we had proceeds from the sale of our discontinued operations. In 2012, our primary financing activity was approximately $17.4 million of payments on long-term debt, and in 2013 our primary financing activities consisted of approximately $78.0 million of net proceeds from the issuance of common stock and $15.2 million of payments on long-term debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million.

In both 2012 and 2013, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to more discretionary expenditures for new product lines or projects. Fiscal 2013 capital expenditures are currently expected to be near the fiscal 2012 level. Funding for 2013 capital expenditures is expected to come from working capital. As of March 31, 2013, we were committed to spend approximately $1.6 million on capital projects that were in various stages of completion.

As noted earlier, in fiscal 2011, we assessed the strategic fit of our various operations and decided to divest of the coal cleaning business which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during fiscal 2012, two facilities in the December 2012 quarter, and all of the remaining eight facilities in January 2013, recognizing proceeds of approximately $3.8 million and a gain of $3.1 million in 2013. For all transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amount is dependent upon future plant production levels over approximately eight years. Such potential proceeds were not considered in the gain calculations and will be accounted for in the periods when such amounts are received.

The buyer of most of the facilities also agreed to assume certain lease and asset retirement obligations and we agreed to identify 1.0 million tons of feedstock for one of the sold facilities before July 2015, which date is extended by six months if at least 0.5 million tons have been identified before then. We are subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified. As of March 31, 2013, approximately $5.7 million has been accrued for this liability, representing tons that have not yet been identified.

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

Financing Activities.  In 2013, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber.

During 2013, we repurchased and canceled approximately $15.3 million in aggregate principal amount of the 2.50% convertible senior subordinated notes for cash consideration of approximately $15.2 million. Accelerated debt discount and debt issue costs aggregating approximately $0.8 million were charged to interest expense. During 2012, we repurchased and canceled $7.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $5.5 million. The $2.0 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.9 million were charged to interest expense. We also repurchased and canceled nearly all of the remaining outstanding balance of the former 14.75% notes. Terms of repayment included premiums of approximately $1.6 million. Accelerated debt discount and debt issue costs aggregating approximately $0.7 million were charged to interest expense.

All of the 2.50% convertible notes mature in February 2014, and our other outstanding debt matures from 2016 through 2019. We believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the due dates. Deleveraging our balance sheet remains a high priority. We currently plan to continue our program of early convertible debt repayment as opportunities arise, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of March 31, 2013. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of March 31, 2013, availability under the ABL Revolver was approximately $44.8 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period.

As of March 31, 2013, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.7. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

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

Working Capital.  As of March 31, 2013, our working capital was $58.0 million (including $63.6 million of cash and cash equivalents) compared to $73.5 million as of September 30, 2012. We currently expect operations to produce positive cash flow during fiscal 2013 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $1.0 million for both 2012 and 2013. As of March 31, 2013, our NOL carryforwards totaled approximately $85.7 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.6 million of tax credit carryforwards as of March 31, 2013, which expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of repayment of the 2.50% convertible notes ($39.8 million), interest payments on long-term debt and capital expenditures. In subsequent periods, significant cash requirements will include the repayment of other debt, but not prior to February 2016. See Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price. In addition, future borrowings, if any, under our ABL Revolver would bear interest at a variable rate, as described in Note 6 to the consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes. Through December 31, 2011, we were also exposed to market risks related to the activities of one of our joint ventures, the Blue Flint joint venture, which had derivatives in place related to variable interest rates and commodities. As described in Note 13 to the consolidated financial statements, we sold our interest in that joint venture effective January 1, 2012.

Cash Performance Unit Awards. As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in certain business units, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during fiscal 2013. The terms of the awards provide for adjustment for changes in our average stock price for the 60 days preceding September 30, 2013 as compared to our average stock price for the 60 days preceding September 30, 2012, or $6.95.

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

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of March 31, 2013. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2013, approximately $1.6 million has been accrued for these awards because the stock price at March 31, 2013 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.9 million of which remain outstanding as of March 31, 2013. Approximately $5.5 million has been accrued for these awards as of March 31, 2013. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in the stock price of $1.00 would result in an increase or decrease of approximately $1.1 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2013 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the quarter ended March 31, 2013, but did purchase treasury stock. As described in Note 9 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares are distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2013 — January 31, 2013	0	n/a	n/a	n/a
February 1, 2013 — February 28, 2013	13,108	$9.42	n/a	n/a
March 1, 2013 — March 31, 2013	0	n/a	n/a	n/a
Total	13,108	$9.42	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.  Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this quarterly report.

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

HEADWATERS INCORPORATED

Date: May 2, 2013	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)