Form 10-Q
period 2013-06-30
HEADWATERS INC
filed 2013-08-01
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of July 24, 2013 was 73,125,575.

HEADWATERS INCORPORATED

PART I — FINANCIAL INFORMATION

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2012	2013

ASSETS

Current assets:
Cash and cash equivalents	$53,782	$40,490
Trade receivables, net	102,006	103,767
Inventories	31,588	42,448
Current and deferred income taxes	10,873	12,730
Assets held for sale	5,864	0
Other	10,583	12,341
Total current assets	214,696	211,776

Property, plant and equipment, net	159,706	160,347

Other assets:
Intangible assets, net	143,911	149,390
Goodwill	116,671	132,176
Assets held for sale	7,807	0
Other	38,146	38,922
Total other assets	306,535	320,488

Total assets	$680,937	$692,611

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable	$17,477	$18,921
Accrued personnel costs	47,048	37,854
Accrued interest	16,267	9,672
Current income taxes	790	0
Liabilities associated with assets held for sale	8,640	0
Other accrued liabilities	50,946	50,710
Current portion of long-term debt	0	15,090
Total current liabilities	141,168	132,247

Long-term liabilities:
Long-term debt	500,539	449,380
Income taxes	22,079	21,292
Liabilities associated with assets held for sale	9,966	0
Other	10,314	16,104
Total long-term liabilities	542,898	486,776
Total liabilities	684,066	619,023

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 61,146 shares at September 30, 2012 and 73,126 shares at June 30, 2013	61	73
Capital in excess of par value	640,047	720,161
Retained earnings (accumulated deficit)	(643,109)	(646,225)
Treasury stock	(128)	(421)
Total stockholders’ equity (net capital deficiency)	(3,129)	73,588

Total liabilities and stockholders’ equity (net capital deficiency)	$680,937	$692,611

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2012	2013	2012	2013

Revenue:
Light building products	$97,164	$118,035	$244,809	$279,501
Heavy construction materials	74,728	75,114	189,105	197,286
Energy technology	3,729	3,881	8,766	10,804
Total revenue	175,621	197,030	442,680	487,591

Cost of revenue:
Light building products	66,558	82,096	176,501	202,723
Heavy construction materials	54,863	54,642	143,341	151,622
Energy technology	1,842	1,787	4,473	5,085
Total cost of revenue	123,263	138,525	324,315	359,430

Gross profit	52,358	58,505	118,365	128,161

Operating expenses:
Amortization	4,936	5,319	15,739	15,543
Research and development	2,280	1,786	5,750	5,209
Selling, general and administrative	29,212	28,215	76,186	79,308
Restructuring costs	0	0	2,145	0
Total operating expenses	36,428	35,320	99,820	100,060

Operating income	15,930	23,185	18,545	28,101

Other income (expense):
Net interest expense	(15,975)	(11,111)	(41,958)	(32,722)
Other, net	57	24	(4,253)	262
Total other income (expense), net	(15,918)	(11,087)	(46,211)	(32,460)

Income (loss) from continuing operations before income taxes	12	12,098	(27,666)	(4,359)

Income tax benefit (provision)	2,030	(2,850)	(1,800)	(550)

Income (loss) from continuing operations	2,042	9,248	(29,466)	(4,909)

Income (loss) from discontinued operations, net of income taxes	(15,078)	1,768	(27,876)	1,793

Net income (loss)	$(13,036)	$11,016	$(57,342)	$(3,116)

Basic and diluted income (loss) per share:
From continuing operations	$0.03	$0.13	$(0.48)	$(0.07)
From discontinued operations	(0.24)	0.02	(0.46)	0.02
	$(0.21)	$0.15	$(0.94)	$(0.05)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(NET CAPITAL DEFICIENCY) (Unaudited)

For the Nine Months Ended June 30, 2013

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’ equity (net capital
(in thousands)	Shares	Amount	of par value	deficit)	stock	deficiency)

Balances as of September 30, 2012	61,146	$61	$640,047	$(643,109)	$(128)	$(3,129)

Issuance of common stock, net of offering costs of $5,418	11,500	12	77,945			77,957

Issuance of restricted stock, net of cancellations	152	0				0

Issuance of common stock pursuant to employee stock purchase plan	83	0	609			609

Exercise of stock appreciation rights and restricted stock units	245	0				0

Stock-based compensation			1,267			1,267

Change in treasury shares held for deferred compensation plan obligations, at cost			293		(293)	0

Net loss for the nine months ended June 30, 2013				(3,116)		(3,116)

Balances as of June 30, 2013	73,126	$73	$720,161	$(646,225)	$(421)	$73,588

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2012	2013

Cash flows from operating activities:
Net loss	$(57,342)	$(3,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,764	39,432
Interest expense related to amortization of debt issue costs and debt discount	12,687	4,999
Stock-based compensation	1,379	1,267
Deferred income taxes	82	223
Net gain on disposition of property, plant and equipment	(635)	(726)
Gain on sale of discontinued operations, net of income taxes	(267)	(2,158)
Gain on convertible debt repayments	(2,350)	(35)
Asset impairments and non-cash restructuring costs	13,602	0
Net loss of unconsolidated joint ventures	6,069	0
Decrease (increase) in trade receivables	(1,190)	1,066
Decrease (increase) in inventories	2,983	(2,931)
Decrease in accounts payable and accrued liabilities	(5,658)	(25,748)
Other changes in operating assets and liabilities, net	1,850	(4,403)
Net cash provided by operating activities	9,974	7,870

Cash flows from investing activities:
Payments for acquisitions	(900)	(43,250)
Purchase of property, plant and equipment	(18,305)	(21,546)
Proceeds from disposition of property, plant and equipment	1,336	855
Proceeds from sale of discontinued operations	2,000	4,813
Proceeds from sale of interests in joint ventures	18,522	0
Net change in other assets	(974)	(1,124)
Net cash provided by (used in) investing activities	1,679	(60,252)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	77,957
Payments on long-term debt	(32,931)	(39,476)
Debt issue costs	(1,040)	0
Employee stock purchases	484	609
Net cash provided by (used in) financing activities	(33,487)	39,090

Net decrease in cash and cash equivalents	(21,834)	(13,292)

Cash and cash equivalents, beginning of period	50,810	53,782

Cash and cash equivalents, end of period	$28,976	$40,490

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the nine months ended June 30, 2012 and 2013, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2012 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2012 and March 31, 2013.

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

June 30, 2013

(Unaudited)

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

2.              Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 3, in September 2011 Headwaters committed to a plan to sell its coal cleaning business and, as of June 30, 2013, all coal cleaning facilities have been sold. Coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

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

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the Corporate column. The operating results of the discontinued coal cleaning business are not included in the tables below for any period; however, the energy technology segment assets as of June 30, 2012 include the coal cleaning assets held for sale.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	Three Months Ended June 30, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$97,164	$74,728	$3,729	$0	$175,621

Depreciation and amortization	$(8,803)	$(3,145)	$(573)	$(47)	$(12,568)

Operating income (loss)	$12,011	$11,766	$(1,174)	$(6,673)	$15,930
Net interest expense					(15,975)
Other income (expense), net					57
Income tax benefit					2,030
Income from continuing operations					2,042
Loss from discontinued operations, net of income taxes					(15,078)
Net loss					$(13,036)

Capital expenditures	$3,548	$2,152	$125	$648	$6,473

Segment assets	$279,624	$300,062	$32,947	$33,185	$645,818

	Three Months Ended June 30, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$118,035	$75,114	$3,881	$0	$197,030

Depreciation and amortization	$(10,009)	$(3,222)	$(542)	$(77)	$(13,850)

Operating income (loss)	$15,509	$12,823	$(339)	$(4,808)	$23,185
Net interest expense					(11,111)
Other income (expense), net					24
Income tax provision					(2,850)
Income from continuing operations					9,248
Income from discontinued operations, net of income taxes					1,768
Net income					$11,016

Capital expenditures	$4,813	$1,786	$123	$417	$7,139

Segment assets	$312,260	$268,087	$72,286	$39,978	$692,611

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	Nine Months Ended June 30, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$244,809	$189,105	$8,766	$0	$442,680

Depreciation and amortization	$(26,775)	$(10,169)	$(1,717)	$(103)	$(38,764)

Operating income (loss)	$14,892	$23,390	$(3,881)	$(15,856)	$18,545
Net interest expense					(41,958)
Other income (expense), net					(4,253)
Income tax provision					(1,800)
Loss from continuing operations					(29,466)
Loss from discontinued operations, net of income taxes					(27,876)
Net loss					$(57,342)

Capital expenditures	$12,421	$3,576	$1,453	$855	$18,305

	Nine Months Ended June 30, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$279,501	$197,286	$10,804	$0	$487,591

Depreciation and amortization	$(28,102)	$(9,493)	$(1,627)	$(210)	$(39,432)

Operating income (loss)	$19,971	$24,096	$(1,462)	$(14,504)	$28,101
Net interest expense					(32,722)
Other income (expense), net					262
Income tax provision					(550)
Loss from continuing operations					(4,909)
Income from discontinued operations, net of income taxes					1,793
Net loss					$(3,116)

Capital expenditures	$15,704	$3,846	$392	$1,604	$21,546

3.              Discontinued Operations

In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which was part of the energy technology segment, and at that time the business met all of the criteria for classification as held for sale and presentation as a discontinued operation. The assets and liabilities associated with the coal cleaning business are reflected as held for sale in the accompanying consolidated balance sheet as of September 30, 2012. Following the sale of eight coal cleaning facilities in January 2013, there are no remaining assets held for sale. The results of operations for Headwaters’ coal cleaning business have been presented as discontinued operations for all periods presented.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Certain summarized information for the discontinued coal cleaning business is presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2012	2013	2012	2013

Revenue	$6,586	$0	$16,384	$4,386

Loss from operations of discontinued operations before income taxes	$(15,345)	$0	$(28,143)	$(3,085)
Gain (loss) on disposal	267	(952)	267	2,158
Income tax benefit	0	2,720	0	2,720
Income (loss) from discontinued operations, net of income taxes	$(15,078)	$1,768	$(27,876)	$1,793

During the June 2012 quarter, Headwaters recorded an impairment of the coal cleaning assets totaling $13.0 million, which reduced the remaining book value for the coal cleaning assets, net of liabilities, to near $0 as of June 30, 2012. Current assets reflected as held for sale as of September 30, 2012 consisted primarily of accounts receivable and inventory. Non-current assets held for sale consisted of approximately $1.9 million of property, plant and equipment and $5.9 million of other assets as of September 30, 2012, all of which were recorded at the lower of historical carrying amount or fair value. Liabilities associated with assets held for sale consisted primarily of accrued liabilities.

Headwaters sold one coal cleaning facility during the June 2012 quarter for cash proceeds of $2.0 million plus potential future consideration, which amount would be received over a number of years, depending upon future plant production levels. An estimated gain of approximately $0.3 million was recognized on that sale. Headwaters sold two coal cleaning facilities during the December 2012 quarter and eight facilities during the March 2013 quarter, all to one purchaser. No gain or loss was recognized on the December 2012 quarter transaction and an estimated $3.1 million gain was recognized on the March 2013 quarter transaction. As reflected in the table above, some adjustments of the previously recognized gains were made in the June 2013 quarter, which netted to approximately $(1.0) million.

For all of the sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over approximately eight years. While maximum potential future production royalties and deferred purchase price on all of the sales transactions could total more than $50.0 million, such potential proceeds were not considered in the gain calculations and will be accounted for in the periods when such amounts are received. Headwaters will continue to recognize in discontinued operations any cash receipts related to the former coal cleaning business that are received during fiscal 2013.

In accordance with the terms of the asset purchase agreement for the March 2013 sale transaction, the buyer of the coal cleaning facilities agreed to assume certain lease and asset retirement obligations. Headwaters agreed to identify 1.0 million tons of feedstock for one of the sold facilities before July 2015, which date is extended by six months if at least 0.5 million tons have been identified before then. Headwaters is subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified. As of June 30, 2013, approximately $5.7 million has been accrued for this liability, representing tons that have not yet been identified.

4.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2012	June 30, 2013

Raw materials	$8,021	$10,462
Finished goods	23,567	31,986
	$31,588	$42,448

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

5.              Intangible Assets

All of Headwaters’ identified intangible assets are currently being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2012		June 30, 2013
(in thousands)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

CCP contracts	20 years	$106,400	$53,379	$106,400	$57,368
Customer relationships	5 - 15 years	72,464	38,382	84,613	42,681
Trade names	5 - 20 years	67,890	27,105	75,963	29,999
Patents and patented technologies	4 - 19 years	55,102	41,661	55,002	45,640
Other	3 - 17 years	3,760	1,178	4,660	1,560
		$305,616	$161,705	$326,638	$177,248

The increase in gross carrying amount of intangible assets from September 30, 2012 to June 30, 2013 is primarily attributable to assets acquired in the Kleer Lumber acquisition described in Note 11. Total amortization expense related to intangible assets was approximately $4.9 million and $5.3 million for the quarters ended June 30, 2012 and 2013, respectively, and approximately $15.7 million and $15.5 million for the nine months ended June 30, 2012 and 2013, respectively. Amortization expense for the 2013 periods is subject to finalization of the valuation efforts related to the intangible assets acquired in the Kleer Lumber transaction, all as described in Note 11. Total currently estimated annual amortization expense for fiscal years 2013 through 2018 is shown in the following table.

Year ending September 30:	(in thousands)

2013	$21,068
2014	20,693
2015	16,539
2016	16,282
2017	15,404
2018	15,129

6.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $504.9 million as of September 30, 2012 and $465.4 million as of June 30, 2013. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2012	June 30, 2013

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

Convertible senior subordinated notes:
2.50%, due February 2014 (face amount $55,077 at September 30, 2012 and $15,566 at June 30, 2013), net of discount	51,278	15,090
8.75%, due February 2016 (face amount $49,791), net of discount	49,261	49,380
Total convertible senior subordinated notes, net of applicable discounts	100,539	64,470

Carrying amount of long-term debt, net of discounts	500,539	464,470
Less current portion	0	(15,090)

Long-term debt	$500,539	$449,380

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2013.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of June 30, 2013. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. Headwaters has secured letters of credit under terms of the ABL Revolver for approximately $22.7 million for various purposes and as of June 30, 2013, availability under the ABL Revolver was approximately $47.3 million.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 2.25%, 2.50% or 2.75%, depending on Headwaters’ fixed charge coverage ratio; or ii) the “Base Rate” plus 1.0%, 1.25% or 1.5%, again depending on the fixed charge coverage ratio. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.50%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2013, the interest rate on those borrowings would have been approximately 3.0%. The ABL Revolver has a termination date of October 2014, with a contingent provision for early termination three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if, three months prior to any note maturity date, borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the notes maturing on such date.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2013.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ currently outstanding convertible senior subordinated notes. During the June 2013 quarter, Headwaters repurchased and canceled approximately $24.3 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $24.5 million. The premium and accelerated debt discount and debt issue costs aggregating approximately $1.3 million

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

were charged to interest expense. During the March 2013 quarter, Headwaters repurchased and canceled approximately $15.3 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $15.2 million. Accelerated debt discount and debt issue costs aggregating approximately $0.8 million were charged to interest expense.

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

During the June 2012 quarter, Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% convertible senior subordinated notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. In addition, in the June 2012 quarter, Headwaters repurchased and canceled the remaining $1.0 million outstanding balance of 14.75% notes, which repurchase included a premium of approximately $0.1 million. The premium and accelerated debt discount and debt issue costs aggregating approximately $0.2 million were charged to interest expense. Also in the June 2012 quarter, Headwaters redeemed at par the remaining $9.2 million of 16% notes and repurchased and canceled $5.0 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $4.7 million. The $0.3 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $0.5 million were charged to interest expense.

Interest and Debt Maturities — During the June 2012 and 2013 quarters, Headwaters incurred total interest costs of approximately $16.0 million and $11.2 million, respectively, including approximately $6.8 million and $1.8 million, respectively, of non-cash interest. During the nine months ended June 30, 2012 and 2013, Headwaters incurred total interest costs of approximately $42.2 million and $33.0 million, respectively, including approximately $12.7 million and $5.0 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.2% at September 30, 2012 and 7.6% at June 30, 2013. All of the outstanding 2.50% convertible notes mature in February 2014.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2012 and June 30, 2013 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2012 would have been approximately $510.0 million, compared to a carrying value of $500.5 million, and the aggregate fair value as of June 30, 2013 would have been approximately $488.0 million, compared to a carrying value of $464.5 million.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

8.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2013, exclusive of discrete items, is currently expected to be approximately 18%, which estimated rate was used to record income taxes for the June 2013 quarter and the nine-months ended June 30, 2013. Headwaters also recognized approximately $1.3 million of tax expense for discrete items in continuing operations in the fiscal 2013 periods that did not affect the calculation of the estimated effective income tax rate for the 2013 fiscal year. A majority of the expense recognized for discrete items was for adjustments related to unrecognized income tax benefits, most of which were for additional state income taxes. In addition, Headwaters recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods now closed. For the nine months ended June 30, 2012, Headwaters used an estimated effective income tax rate for continuing operations of negative (12)%, excluding approximately $1.5 million of income tax benefit for discrete items. A majority of the 2012 discrete items also represented adjustments related to unrecognized income tax benefits, none of which affected discontinued operations.

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

The estimated effective income tax rate for fiscal 2013 of 18% is due primarily to the combination of recognizing benefit for NOL carryforwards only to the extent of projected fiscal 2013 earnings plus current state income taxes in certain state jurisdictions. The estimated effective income tax rate for fiscal 2012 of negative (12)% was also due primarily to the combination of not recognizing benefit for expected pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters expected to generate taxable income. As of June 30, 2013, Headwaters’ NOL carryforwards totaled approximately $81.9 million (tax effected). The U.S. and state NOLs expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.7 million of tax credit carryforwards as of June 30, 2013, which expire from 2014 to 2033.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS for the years 2010 through 2012 and by other taxing authorities for the years 2009 through 2012. Headwaters recently completed an audit by the IRS for the 2009 fiscal year which did not result in any material impact to earnings from continuing operations. However, the completion of this audit did result in a tax benefit of approximately $2.7 million in discontinued operations related to the reversal of unrecognized tax benefits, as noted above.

Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits could change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of June 30, 2013, the treasury stock and related deferred compensation obligation had fair values of approximately $0.5 million, which was $0.1 million higher than the carrying values at cost.

Stock-Based Compensation — Stock-based compensation expense was approximately $0.5 million and $0.4 million for the June 2012 and 2013 quarters, respectively, and $1.4 million and $1.3 million for the nine months ended June 30, 2012 and 2013, respectively. As of June 30, 2013, there was approximately $1.7 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

10.       Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated. In accordance with ASC 260, income (loss) from continuing operations for each period is used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share data)	2012	2013	2012	2013

Numerator:
Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations	$2,042	$9,248	$(29,466)	$(4,909)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(15,078)	1,768	(27,876)	1,793

Numerator for basic and diluted earnings per share — net income (loss)	$(13,036)	$11,016	$(57,342)	$(3,116)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	60,931	72,892	60,871	69,195
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	494	1,247	0	0
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	61,425	74,139	60,871	69,195

Basic and diluted income (loss) per share from continuing operations	$0.03	$0.13	$(0.48)	$(0.07)
Basic and diluted income (loss) per share from discontinued operations	(0.24)	0.02	(0.46)	0.02
Basic and diluted income (loss) per share	$(0.21)	$0.15	$(0.94)	$(0.05)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,243	777	3,432	1,300
Stock options	1,367	936	1,423	1,075
Restricted stock	0	0	55	0

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

Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

and were included in selling, general and administrative expense in the statement of operations for the nine months ended June 30, 2013.

The Kleer Lumber acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing the estimated amounts and amortization periods shown below for acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

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

The actual revenue of Kleer Lumber included in Headwaters’ statements of operations for the three- and nine-month periods ended June 30, 2013 was approximately $10.2 million and $18.3 million, respectively. The actual earnings of Kleer Lumber included in Headwaters’ statements of operations for the three- and nine-month periods ended June 30, 2013 was approximately $0.6 million and $0.4 million, respectively. The following represents the pro forma consolidated revenue and net income (loss) for Headwaters for the periods indicated as if Kleer Lumber had been included in Headwaters’ consolidated results of operations beginning October 1, 2011.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2012	2013	2012	2013

Revenue	$186,305	$197,030	$470,148	$494,997
Net income (loss)	(12,545)	10,976	(58,406)	(2,035)

The above pro forma results have been calculated by combining the historical results of Headwaters and Kleer Lumber as if the acquisition had occurred on October 1, 2011, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include provisional amortization expense for the acquired intangible assets for all periods, and reflect $0.9 million of direct acquisition costs and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory in fiscal 2012 instead of fiscal 2013. No other material pro forma adjustments were deemed necessary, either to conform Kleer Lumber to Headwaters’ accounting policies or for any other situation. The above pro forma results could change if the provisional measurements for identified intangible assets, or the periods over which such amounts are amortized, change. The pro forma information is not necessarily indicative of the results that would have been achieved had the transaction occurred on October 1, 2011 or that may be achieved in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2013, not disclosed elsewhere, are as follows:

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

In fiscal 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period ending September 30, 2013 to the cash flow goals, aggregating $850.0 million, for the remaining participating business units. Through September 30, 2012, the remaining business units had generated approximately $319.2 million of cash flow and incurred approximately $4.0 million of expense for these awards. Effective October 1, 2012, certain additional business units ended their participation in these performance unit awards. Based upon performance criteria expected to be achieved by the remaining participating business units prior to September 30, 2013, the additional expense expected to be recognized in fiscal 2013 under the amended performance unit awards is approximately $1.4 million, of which approximately $0.7 million was recognized in the nine months ended June 30, 2013.

In fiscal 2012, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, related to consolidated cash flow generated during fiscal 2012, based on the achievement of goals related to consolidated cash flow generated during fiscal 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the fiscal 2012 performance year, using a threshold/target/maximum adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provide for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant is still employed by Headwaters on the vest dates. The terms of the awards provided for further adjustment for changes in Headwaters’ average stock price for the 60 days preceding September 30, 2012 as compared to Headwaters’ average stock price for the 60 days preceding September 30, 2011. As of June 30, 2013, approximately $9.6 million of expense has been recorded for the 2012 grants, all of which was recognized during fiscal 2012.

During the December 2012 quarter, the Committee approved grants of performance unit awards to participants in certain business units related to cash flow generated during fiscal 2013, with terms similar to those described above for fiscal 2012. Approximately $2.2 million of expense was recognized for these awards during the nine months ended June 30, 2013, all in the June 2013 quarter.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of June 30, 2013. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2013, approximately $1.0 million has been accrued for outstanding awards because the stock price at June 30, 2013 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of June 30, 2013. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135%

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

of the stock price on the date of grant (or $2.50), which occurred during the March 2012 quarter. Approximately $4.4 million has been accrued for outstanding awards as of June 30, 2013. Changes in Headwaters’ stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense (credit) for all cash-settled SARs was approximately $1.1 million and $(1.0) million for the June 2012 and 2013 quarters, respectively, and $1.8 million and $3.9 million for the nine months ended June 30, 2012 and 2013, respectively.

Property, Plant and Equipment — As of June 30, 2013, Headwaters was committed to spend approximately $2.8 million on capital projects that were in various stages of completion.

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

During the nine months ended June 30, 2012 and 2013, Headwaters incurred approximately $1.6 million and $1.8 million, respectively, of expense for legal matters. Historically, until fiscal 2011, costs paid to outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a liability as of June 30, 2013 of $16.0 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Edwards.  In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleges that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee’s grant of certain stock appreciation rights to the Company’s Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleges that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company’s 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint seeks an order rescinding the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

and costs. The complaint is brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. A panel of the Sixth Circuit held oral arguments in March 2013 but no decision has been announced. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The court has consolidated HRI’s case with related actions brought by other parties. The parties have completed briefing on cross-motions for summary judgment, but the court has not announced a decision on the motions. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

Big River Industries.  In 2011, Headwaters Resources, Inc. (HRI) entered into a fly ash marketing and management contract with a Louisiana utility. Before 2011, the utility’s fly ash marketing and management was performed by Big River Industries, Inc. (Big River). In April 2013, Big River filed a complaint in the United States District Court for the Middle District of Louisiana against HRI. The complaint alleges that HRI engaged in anticompetitive activities causing the utility to terminate Big River’s contract and to enter into a fly ash marketing and management contract with HRI, and that HRI monopolizes the fly ash market and conspires to do so. Big River alleges violations of federal and state antitrust laws, including price discrimination, and claims damages of $12.4 million (after trebling) plus attorney fees and costs. HRI denies the allegations of the complaint. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. Headwaters expects that the court will issue an order on demurrers filed by VEPCO, after which the plaintiffs will be granted leave to file amended complaints. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed claims for defense and indemnity with some of its insurers. One insurer denied coverage based on allegations in the 2009 Fentress complaints, and a trial court has ruled in the insurer’s favor, which ruling HRI appealed in February 2013 to the United States Court of Appeals for the Tenth Circuit. The parties are briefing the appeal. HRI does not know if the insurer will deny coverage based on future Fentress allegations. Another insurer continues to pay for the preliminary defense of the underlying case. Plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Neil Wallace and CPM.  In February 2012, Neil Wallace filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Wallace claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Wallace claims damages of $10.0 million. The trial court dismissed Wallace’s complaint and Wallace filed a notice of appeal. Separately, in December 2012 CPM filed a complaint in the same court against HRI alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

Headwaters Building Products and Heavy Construction Materials Matters.  There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. The plaintiffs or claimants in these matters have alleged that the structures have suffered damage from latent or progressive water penetration due to

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

some alleged failure of the building product or wall system. The claims involve alleged liabilities associated with certain stucco and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims. In addition, there are litigation and pending and threatened claims made against HRI, Headwaters’ Heavy Construction Materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe and that HRI has failed to warn about the alleged dangers of fly ash exposure and to use adequate protection. The Fentress Family Trust and Wallace cases summarized above are two examples of these types of claims.  Typically, litigation and these claims are defended by Headwaters’ insurance carriers, subject to self-insured retention limits.

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. To date, claims made against Headwaters and its subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters, HBP and HRI, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will remain viable, or that the insured amounts will cover all claims in excess of uninsured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. In addition, the insurance policies maintained by Headwaters and its subsidiaries exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

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

June 30, 2013

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — June 30, 2013

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$31,511	$8,979	$—	$40,490
Trade receivables, net	103,767			103,767
Inventories	42,448			42,448
Current and deferred income taxes	22,389	36,885	(46,544)	12,730
Other	11,433	908		12,341
Total current assets	211,548	46,772	(46,544)	211,776

Property, plant and equipment, net	156,711	3,636		160,347

Other assets:
Intangible assets, net	149,390			149,390
Goodwill	132,176			132,176
Investments in subsidiaries and intercompany accounts	376,437	82,061	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	65,228	22,302	(87,530)	—
Other	17,343	21,579		38,922
Total other assets	740,574	762,988	(1,183,074)	320,488

Total assets	$1,108,833	$813,396	$(1,229,618)	$692,611

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,436	$485	$—	$18,921
Accrued personnel costs	10,545	27,309		37,854
Accrued interest		9,672		9,672
Current and deferred income taxes	25,955	20,589	(46,544)	0
Other accrued liabilities	48,370	2,340		50,710
Current portion of long-term debt		15,090		15,090
Total current liabilities	103,306	75,485	(46,544)	132,247

Long-term liabilities:
Long-term debt		449,380		449,380
Income taxes	88,924	19,898	(87,530)	21,292
Intercompany notes	637,046		(637,046)	—
Other	8,529	7,575		16,104
Total long-term liabilities	734,499	476,853	(724,576)	486,776
Total liabilities	837,805	552,338	(771,120)	619,023

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	720,161	(458,498)	720,161
Retained earnings (accumulated deficit)	(187,470)	(458,755)		(646,225)
Treasury stock		(421)		(421)
Total stockholders’ equity	271,028	261,058	(458,498)	73,588

Total liabilities and stockholders’ equity	$1,108,833	$813,396	$(1,229,618)	$692,611

HEADWATERS INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$97,164	$—	$97,164
Heavy construction materials	74,728		74,728
Energy technology	3,729		3,729
Total revenue	175,621	—	175,621

Cost of revenue:
Light building products	66,558		66,558
Heavy construction materials	54,863		54,863
Energy technology	1,842		1,842
Total cost of revenue	123,263	—	123,263

Gross profit	52,358	—	52,358

Operating expenses:
Amortization	4,936		4,936
Research and development	2,280		2,280
Selling, general and administrative	22,539	6,673	29,212
Total operating expenses	29,755	6,673	36,428

Operating income (loss)	22,603	(6,673)	15,930

Other income (expense):
Net interest expense	(25)	(15,950)	(15,975)
Other, net	(268)	325	57
Total other income (expense), net	(293)	(15,625)	(15,918)

Income (loss) from continuing operations before income taxes	22,310	(22,298)	12

Income tax benefit (provision)	2,461	(431)	2,030

Income (loss) from continuing operations	24,771	(22,729)	2,042

Loss from discontinued operations, net of income taxes	(15,078)		(15,078)

Net income (loss)	$9,693	$(22,729)	$(13,036)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$118,035	$—	$118,035
Heavy construction materials	75,114		75,114
Energy technology	3,881		3,881
Total revenue	197,030	—	197,030

Cost of revenue:
Light building products	82,096		82,096
Heavy construction materials	54,642		54,642
Energy technology	1,787		1,787
Total cost of revenue	138,525	—	138,525

Gross profit	58,505	—	58,505

Operating expenses:
Amortization	5,319		5,319
Research and development	1,786		1,786
Selling, general and administrative	23,407	4,808	28,215
Total operating expenses	30,512	4,808	35,320

Operating income (loss)	27,993	(4,808)	23,185

Other income (expense):
Net interest income (expense)	9	(11,120)	(11,111)
Other, net	24		24
Total other income (expense), net	33	(11,120)	(11,087)

Income (loss) from continuing operations before income taxes	28,026	(15,928)	12,098

Income tax benefit (provision)	(7,170)	4,320	(2,850)

Income (loss) from continuing operations	20,856	(11,608)	9,248

Income from discontinued operations, net of income taxes	1,768		1,768

Net income (loss)	$22,624	$(11,608)	$11,016

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$244,809	$—	$244,809
Heavy construction materials	189,105		189,105
Energy technology	8,766		8,766
Total revenue	442,680	—	442,680

Cost of revenue:
Light building products	176,501		176,501
Heavy construction materials	143,341		143,341
Energy technology	4,473		4,473
Total cost of revenue	324,315	—	324,315

Gross profit	118,365	—	118,365

Operating expenses:
Amortization	15,739		15,739
Research and development	5,750		5,750
Selling, general and administrative	60,330	15,856	76,186
Restructuring costs	2,145		2,145
Total operating expenses	83,964	15,856	99,820

Operating income (loss)	34,401	(15,856)	18,545

Other income (expense):
Net interest expense	(62)	(41,896)	(41,958)
Other, net	(6,603)	2,350	(4,253)
Total other income (expense), net	(6,665)	(39,546)	(46,211)

Income (loss) from continuing operations before income taxes	27,736	(55,402)	(27,666)

Income tax benefit (provision)	3,328	(5,128)	(1,800)

Income (loss) from continuing operations	31,064	(60,530)	(29,466)

Loss from discontinued operations, net of income taxes	(27,876)		(27,876)

Net income (loss)	$3,188	$(60,530)	$(57,342)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$279,501	$—	$279,501
Heavy construction materials	197,286		197,286
Energy technology	10,804		10,804
Total revenue	487,591	—	487,591

Cost of revenue:
Light building products	202,723		202,723
Heavy construction materials	151,622		151,622
Energy technology	5,085		5,085
Total cost of revenue	359,430	—	359,430

Gross profit	128,161	—	128,161

Operating expenses:
Amortization	15,543		15,543
Research and development	5,209		5,209
Selling, general and administrative	64,804	14,504	79,308
Total operating expenses	85,556	14,504	100,060

Operating income (loss)	42,605	(14,504)	28,101

Other income (expense):
Net interest expense	(49)	(32,673)	(32,722)
Other, net	227	35	262
Total other income (expense), net	178	(32,638)	(32,460)

Income (loss) from continuing operations before income taxes	42,783	(47,142)	(4,359)

Income tax benefit (provision)	(9,240)	8,690	(550)

Income (loss) from continuing operations	33,543	(38,452)	(4,909)

Income from discontinued operations, net of income taxes	1,793		1,793

Net income (loss)	$35,336	$(38,452)	$(3,116)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$3,188	$(60,530)	$(57,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,661	103	38,764
Interest expense related to amortization of debt issue costs and debt discount		12,687	12,687
Stock-based compensation	572	807	1,379
Deferred income taxes	82		82
Net gain on disposition of property, plant and equipment	(635)		(635)
Gain on sale of discontinued operations, net of income taxes	(267)		(267)
Gain on convertible debt repayments		(2,350)	(2,350)
Asset impairments and non-cash restructuring costs	13,602		13,602
Net loss of unconsolidated joint ventures	6,069		6,069
Increase in trade receivables	(1,190)		(1,190)
Decrease in inventories	2,983		2,983
Decrease in accounts payable and accrued liabilities	(4,739)	(919)	(5,658)
Other changes in operating assets and liabilities, net	(76,675)	78,525	1,850
Net cash provided by (used in) operating activities	(18,349)	28,323	9,974

Cash flows from investing activities:
Payment for acquisition	(900)		(900)
Purchase of property, plant and equipment	(17,450)	(855)	(18,305)
Proceeds from disposition of property, plant and equipment	1,336		1,336
Proceeds from sale of discontinued operations	2,000		2,000
Proceeds from sale of interests in joint ventures	18,522		18,522
Net change in other assets	(2,346)	1,372	(974)
Net cash provided by (used in) investing activities	1,162	517	1,679

Cash flows from financing activities:
Payments on long-term debt		(32,931)	(32,931)
Debt issue costs		(1,040)	(1,040)
Employee stock purchases	349	135	484
Net cash provided by (used in) financing activities	349	(33,836)	(33,487)

Net decrease in cash and cash equivalents	(16,838)	(4,996)	(21,834)

Cash and cash equivalents, beginning of period	36,122	14,688	50,810

Cash and cash equivalents, end of period	$19,284	$9,692	$28,976

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$35,336	$(38,452)	$(3,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,222	210	39,432
Interest expense related to amortization of debt issue costs and debt discount		4,999	4,999
Stock-based compensation	588	679	1,267
Deferred income taxes	223		223
Net gain on disposition of property, plant and equipment	(726)		(726)
Gain on sale of discontinued operations, net of income taxes	(2,158)		(2,158)
Gain on convertible debt repayment		(35)	(35)
Decrease in trade receivables	1,066		1,066
Increase in inventories	(2,931)		(2,931)
Decrease in accounts payable and accrued liabilities	(14,642)	(11,106)	(25,748)
Other changes in operating assets and liabilities, net	(9,694)	5,291	(4,403)
Net cash provided by (used in) operating activities	46,284	(38,414)	7,870

Cash flows from investing activities:
Payment for acquisition	(43,250)		(43,250)
Purchase of property, plant and equipment	(19,942)	(1,604)	(21,546)
Proceeds from disposition of property, plant and equipment	855		855
Proceeds from sale of discontinued operations	4,813		4,813
Net change in other assets	(1,798)	674	(1,124)
Net cash used in investing activities	(59,322)	(930)	(60,252)

Cash flows from financing activities:
Net proceeds from issuance of common stock		77,957	77,957
Payments on long-term debt		(39,476)	(39,476)
Employee stock purchases	438	171	609
Net cash provided by financing activities	438	38,652	39,090

Net decrease in cash and cash equivalents	(12,600)	(692)	(13,292)

Cash and cash equivalents, beginning of period	44,111	9,671	53,782

Cash and cash equivalents, end of period	$31,511	$8,979	$40,490

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

Light Building Products Segment.  For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there has been improvement in end markets recently. Demand for new homes is rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. Nevertheless, new residential construction starts improved somewhat over the prior year and as of June 2013 are at a seasonally-adjusted annualized level of approximately 0.8 million units.

Existing home sales have also been trending up. The National Association of Realtors reported that June 2013 total existing home sales were at a seasonally-adjusted annual rate of 5.1 million units, compared to 4.4 million units for June 2012. Total housing inventory as of June 30, 2013 was 2.2 million existing homes for sale, representing a 5.2-month supply. This compares to a 6.4-month supply as of June 30, 2012 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in June 2013 was 14% higher than in June 2012. We believe population growth, pent-up household formation, increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

We, like many others in the light building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2008 and continuing through 2012. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. It is not possible to know when improved market conditions and a housing recovery will become sustainable for the long-term and we can provide no assurances that improvements in our light building products markets will continue through 2013 or beyond.

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

During fiscal 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded significant asset impairments in those years to reduce the carrying value of the assets to fair value less estimated selling costs. We recognized an estimated gain on the January 2013 sale transaction, which was recorded in the March 2013 quarter and subsequently adjusted in the June 2013 quarter.

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

Seasonality and Weather.  Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues, profitability and EBITDA are generally highest in the June and September quarters and both segments are affected by weather to the extent it impacts construction activities.

Capitalization and Liquidity.  We became highly leveraged as a result of acquisitions consummated in the 2004 timeframe, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. Beginning in fiscal 2011, we recommenced making early debt repayments as our business improved and free cash flow increased.

In fiscal 2010 and 2011, we restructured our long-term debt twice which culminated in the issuance of $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those proceeds to repay in full the formerly outstanding 11-3/8% senior secured notes. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014.

During fiscal 2012, we issued approximately $49.8 million of new 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% notes due in February 2014. Using proceeds from the sale of our interest in the Blue Flint ethanol joint venture and other sources of cash, we also repaid $38.2 million of our convertible senior subordinated notes. During the nine months ended June 30, 2013, we repaid an additional $39.5 million of convertible notes and currently we have approximately $65.4 million face value of convertible debt outstanding, $15.6 million of which is due in February 2014 and $49.8 million of which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the proceeds were used to acquire the assets of Kleer Lumber, Inc., a company in the light building products industry. Capital expenditures in fiscal 2010 through 2012 were significantly lower than in prior years and this trend has continued in fiscal 2013. This has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of June 30, 2013, we have approximately $40.5 million of cash on hand and total liquidity of approximately $87.8 million. Additional cash flow is expected to be generated from operations over the next 12 months.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The information set forth below compares our operating results for the three months ended June 30, 2013 (2013) with operating results for the three months ended June 30, 2012 (2012). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2013 increased by 12% to $197.0 million from $175.6 million for 2012. Gross profit also increased by 12% to $58.5 million in 2013, compared to $52.4 million in 2012 and operating income improved 46% from $15.9 million in 2012 to $23.2 million in 2013. Income from continuing operations was $9.2 million, or $0.13 per diluted share, for 2013, compared to income of $2.0 million, or $0.03 per diluted share, for 2012. Net income including discontinued operations was $11.0 million, or $0.15 per diluted share, for 2013, compared to a net loss of $(13.0) million, or $(0.21) per diluted share, for 2012.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2013 were $118.0 million with a corresponding gross profit of $35.9 million. Sales of light building products in 2012 were $97.2 million with a corresponding gross profit of $30.6 million. While all major product lines experienced revenue growth, the strongest growth was in our block product category, primarily because of the strength of the Texas economy and positive demographic changes leading to an increase in school construction. Our stone product category benefitted from the ongoing rebound in new residential housing and grew consistent with its exposure to new housing. Cold and wet weather conditions slowed construction activity in the Northeast and upper Midwest regions, reducing growth in siding accessories, including our new trim board product. Our trim board acquisition added $10.2 million in revenues to the organic growth of our siding group, which has been affected by the soft repair and remodel end markets as well as weather. Although the gross margin decreased 1% to 30% in 2013, gross profit increased by 17% from $30.6 million to $35.9 million, and operating income increased by 29% to $15.5 million from $12.0 million in 2012. Our operating income margin improved in the quarter, but the strong margin improvement associated with stone product growth was offset by a shift in our revenue mix favoring two of our lower-margin product lines, trim board and block. We believe there is opportunity for margin improvement over the next year in both trim board and block, along with future revenue growth in both product lines.

The significant weakness in the new housing and residential remodeling markets which began several years ago has eased somewhat during fiscal 2013. According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. However, new housing starts were only 0.6 million units and 0.8 million units in calendar 2011 and 2012, respectively. Further, during the last 50 years, the five years with the lowest number of housing starts were the five calendar years 2008 through 2012. In June 2013, the seasonally-adjusted annual number of new housing starts was 0.8 million units according to the NAHB. Also impacting some of our product offerings is a continuing softness in the repair and remodel end markets.

Even though there seems to be a general consensus that a housing market rebound is in process, there are significant regional differences in the strength of this improvement. For example, the recovery has been much more robust in some areas of the U.S., such as parts of the South and West, compared to other regions such as the Northeast and Midwest, where growth has been minimal. Such regional differences in the health of the housing market can impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. Also, according to a 2012 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average 1.2 million units a year from 2010 to 2020.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2013 were $75.1 million with a corresponding gross profit of $20.5 million. Heavy construction materials revenues for 2012 were $74.7 million with a corresponding gross profit of $19.9 million. Revenue from new service contracts and the effect of price increases in 2013 offset the impact of decreased shipments of high quality fly ash and the loss of a service contract. The decrease in fly ash shipments was primarily due to adverse weather conditions, primarily in the upper Midwest and Northeast. CCP service revenue as a percent of total segment revenue is normally lower in the June and September quarters, primarily due to seasonality, and represented approximately 25% of total revenue for the June 2013 quarter, compared to 28% for the 2012 fiscal year and 33% for the first half of fiscal 2013. Gross margin increased by 1% in 2013, primarily due to cost reductions and operational efficiencies.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 9.0% over calendar 2011. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In its most recent report, the PCA increased its long-term projections for cement consumption, but decreased its forecast for calendar 2013 to an estimated annual growth rate of 6.1%, citing potential adverse sequester impacts on overall economic activity. The PCA projection for calendar 2014 estimates a 9.2% growth rate and projections for calendar years 2015 - 2017 estimate annual growth rates that range from 8.5% to 11.1%.

Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown or temporary idling of multiple coal combustion power plant units (primarily older, smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue until the industry adjusts to requirements to update coal burning plants, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed, creating an opportunity for potential growth. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers.

We continue to be encouraged by the U.S. EPA statement that the alignment of new water standards with proposed CCP disposal rules “could provide strong support for a conclusion that regulation of [coal combustion products] under RCRA Subtitle D would be adequate.” We look forward to the EPA developing appropriate regulations over the next twelve months consistent with its current thinking that Subtitle D, which would allow states to retain the lead authority on regulating CCPs, may be adequate to regulate fly ash disposal. Recently, the U.S. House of Representatives passed H.R. 2218, the “Coal Residuals Reuse and Management Act of 2013,” again demonstrating strong bi-partisan support with 39 Democrats supporting the legislation. We believe that the House bill adequately protects human health and the environment and meets all reasonable standards necessary for the safe disposal of coal combustion products. Importantly, the White House suggested areas in which the bill could be strengthened, but was otherwise generally supportive of the legislation. In the next several months, we anticipate that a Senate version of the House bill will be developed. Both the regulatory approach contemplated by the EPA and the legislative approach passed in the House will be supportive of beneficial use of fly ash. We anticipate an ultimate positive conclusion to the issue surrounding the disposal of fly ash.

Energy Technology Segment.  Energy technology segment revenues for 2013 were $3.9 million with a corresponding gross profit of $2.1 million. Revenues for 2012 were $3.7 million with a corresponding gross profit of $1.9 million. Following the decision to sell the coal cleaning business in fiscal 2011 and the sale of our interest in the Blue Flint ethanol plant in January 2012, our energy technology segment currently consists primarily of operations related to our heavy oil upgrading catalyst. The increases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which are currently using HCAT to improve conversion of heavy oil to lighter liquids.

Operating Expenses.  Amortization of intangible assets increased by $0.4 million to $5.3 million in 2013 over 2012 as amortization of the acquired Kleer intangible assets exceeded the decrease in amortization expense for assets that have been fully amortized. Selling, general and administrative expenses decreased approximately $1.0 million, from $29.2 million in 2012 to $28.2 million in 2013, primarily due to a reduction in expense for incentive compensation tied to stock price of approximately $2.7 million. The decrease in performance-based compensation expense related primarily to outstanding cash-settled SARs. Our stock price increased significantly during the June 2012 quarter and decreased significantly during the June 2013 quarter resulting in a large variance in the expense recorded in the two periods. The reduction in expense for compensation was partially offset by Kleer’s operating expenses and small increases in several other categories.

Other Income and Expense.  For 2013, we reported net other expense of $11.1 million, compared to net other expense of $15.9 million for 2012. The decrease of $4.8 million resulted from a decrease in net interest expense of approximately $4.9 million. The decrease in net interest expense was primarily due to significantly less accelerated amortization of debt issue costs and debt discount in 2013 as compared to 2012, particularly related to the convertible debt exchange described in Note 6 to the consolidated financial statements. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense in 2012. Absent interest expense related to any early retirements of long-term debt in the September 2013 quarter, interest expense in fiscal 2013 is currently expected to total approximately $42.0 million.

Income Tax Provision.  See Note 8 to the consolidated financial statements for a description of the reasons for the negative (12)% estimated effective income tax rate (exclusive of $0.9 million of benefit for discrete items) used to record income taxes for 2012 and the 18% rate (exclusive of $1.3 million of expense for discrete items) used to record income taxes for 2013, including the reasons for recording a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. We currently do not expect to recognize benefit for tax credit carryforwards or net operating loss (NOL) carryforwards in fiscal 2013 except to the extent of projected fiscal 2013 earnings. In addition, we also expect to record a valuation allowance on our net amortizable deferred tax assets until some point in time after our return to profitability.

Discontinued Operations.  Income from discontinued operations in 2013 was approximately $1.8 million, compared to a loss in 2012 of $(15.1) million. The coal cleaning facilities were sold in three transactions between June 2012 and January 2013. Estimated gains were recorded on two of the sales transactions and some adjustments of the previously recognized gains were made in 2013, which netted to approximately $(1.0) million. In addition, we recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods now closed. In 2012, we recorded an impairment of the coal cleaning assets totaling $13.0 million, which reduced the book value for the coal cleaning assets, net of liabilities, to near $0 as of June 30, 2012.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

The information set forth below compares our operating results for the nine months ended June 30, 2013 (2013) with operating results for the nine months ended June 30, 2012 (2012). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2013 was $487.6 million, an increase of 10% from $442.7 million for 2012. Gross profit increased 8%, from $118.4 million in 2012 to $128.2 million in 2013. Operating income of $18.5 million in 2012 improved to $28.1 million in 2013, and the loss from continuing operations decreased from $(29.5) million, or a diluted loss per share of $(0.48) in 2012, to a loss of $(4.9) million, or $(0.07) per diluted share, in 2013. The net loss including discontinued operations decreased from $(57.3) million, or a diluted loss per share of $(0.94) in 2012, to a net loss of $(3.1) million, or $(0.05) per diluted share, in 2013.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2013 were $279.5 million with a corresponding gross profit of $76.8 million. Sales of light building products in 2012 were $244.8 million with a corresponding gross profit of $68.3 million. Our stone and block product groups benefitted from strength in new residential construction and a strong Texas market, delivering growth in 2013 in spite of more challenging winter weather conditions. This growth was partially offset by a decline in organic revenue from our siding product group, which has more exposure to the repair and remodel end market than to new housing and which was impacted by poor weather conditions in 2013, particularly in the upper Midwest and Northeast. The Kleer acquisition added $18.3 million in revenues in 2013. The decline in gross margin in 2013 was primarily attributable to a change in revenue mix. Revenue growth in our lower-margin block products, combined with a decline in revenue in the higher-margin siding products, resulted in a revenue mix that had lower overall margins in 2013 compared to 2012.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2013 were $197.3 million with a corresponding gross profit of $45.7 million. Heavy construction materials revenues for 2012 were $189.1 million with a corresponding gross profit of $45.8 million. Revenue increased due to new service contracts and net price increases on fly ash sales. Shipments of high quality fly ash declined during 2013 compared to last year, primarily due to adverse weather conditions. The decrease in gross margin was primarily due to geographic changes in fly ash sales, and to non-recurring high-margin project revenue recorded in 2012.

Energy Technology Segment.  Energy technology segment revenues for 2013 were $10.8 million with a corresponding gross profit of $5.7 million. Revenues for 2012 were $8.8 million with a corresponding gross profit of $4.3 million. The increases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which are currently using HCAT.

Operating Expenses.  Amortization of intangible assets decreased to $15.5 million in 2013 from $15.7 million in 2012, as decreased amortization expense for assets that have been fully amortized exceeded the increased amortization of the acquired Kleer intangible assets. Selling, general and administrative expenses increased approximately $3.1 million, from $76.2 million in 2012 to $79.3 million in 2013. The increase was primarily attributable to $0.9 million of costs in 2013 for the Kleer Lumber acquisition, along with the costs related to Kleer’s operations subsequent to the date of acquisition. In 2012, we recorded $2.1 million of restructuring costs as a result of actions taken in fiscal 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the fiscal 2011 actions have been incurred since that time.

Other Income and Expense.  For 2013, we reported net other expense of $32.5 million, compared to net other expense of $46.2 million for 2012. The decrease of $13.7 million was comprised of a decrease in net interest expense of approximately $9.2 million and a change in net other income / expense of approximately $4.5 million. Net interest expense decreased from $41.9 million in 2012 to $32.7 million in 2013, due primarily to a decrease in interest expense related to our convertible senior subordinated notes, including both routine and accelerated amortization of debt discount and debt issue costs, and $1.5 million more in premiums paid on early debt repayments in 2012.

The change in net other expense of $4.5 million was primarily the result of approximately $6.1 million of loss in 2012 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012, partially offset by a difference of $2.3 million in gains from the early repayment of convertible debt between the two periods.

Income Tax Provision.  See Note 8 to the consolidated financial statements for a description of the reasons for the negative (12)% estimated effective income tax rate (exclusive of $1.5 million of benefit for discrete items) used to record income tax expense for 2012 and the 18% rate (exclusive of $1.3 million of expense for discrete items) used to record income tax expense for 2013, including the reasons for recording a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  Income from discontinued operations in 2013 was approximately $1.8 million, compared to a loss in 2012 of $(27.9) million. In 2012, we recorded an impairment of the coal cleaning assets totaling $13.0 million. The losses from operations in 2012 also included approximately $5.8 million of non-cash accruals.

The coal cleaning facilities were sold in three transactions between June 2012 and January 2013. Operating losses in 2013 of $(3.1) million were related to operations for the period of time prior to the January 2013 sale transaction. Estimated gains were recorded on two of the sales transactions and some adjustments of the previously recognized gains were made in the June 2013 quarter, resulting in a net gain on disposal of approximately $2.2 million in 2013. In addition, we recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods now closed.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the nine months ended June 30, 2013 (2013) was approximately $7.9 million, compared to net cash provided by operating activities during the nine months ended June 30, 2012 (2012) of approximately $10.0 million. The largest difference in cash flows between the two periods related to the decrease of approximately $54.2 million in the 2013 net loss compared to 2012. The net loss in 2013 was smaller than the net loss in 2012 due to improved results from both continuing operations and from discontinued operations. Approximately $26.3 million of the decrease in net loss from 2012 to 2013 represented  a difference in non-cash expenses between the periods. The third significant difference in cash flows between 2012 and 2013 was a decrease of approximately $30.0 million in cash provided from changes in working capital accounts. Due to the seasonality of our operations, there can be significant variability in the net cash flow from changes in working capital during various time periods within our fiscal year. In 2013, more cash than normal was used to pay accrued liabilities, particularly compensation-related liabilities, because those liabilities were much higher at September 30, 2012 than in previous years, including at September 30, 2011.

In 2013, our primary investing activity consisted of the Kleer Lumber acquisition. Purchases of property, plant and equipment were approximately $18.3 million in 2012 and $21.5 million in 2013. In 2012, we had $18.5 million of proceeds from the sale of our equity interest in the Blue Flint joint venture, and in 2013 we had $4.8 million of proceeds from the sale of our discontinued operations. In 2012, our primary financing activity was approximately $32.9 million of payments on long-term debt, and in 2013 our primary financing activities consisted of approximately $78.0 million of net proceeds from the issuance of common stock and $39.5 million of payments on long-term debt. More details about these and other investing and financing activities are provided in the following paragraphs.

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

In both 2012 and 2013, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to more discretionary expenditures for new product lines or projects. Fiscal 2013 capital expenditures are currently expected to be near the fiscal 2012 level. Funding for fiscal 2013 capital expenditures is expected to come from working capital. As of June 30, 2013, we were committed to spend approximately $2.8 million on capital projects that were in various stages of completion.

As noted earlier, in fiscal 2011, we assessed the strategic fit of our various operations and decided to divest of the coal cleaning business which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during fiscal 2012, two facilities in the December 2012 quarter, and all of the remaining eight facilities in the March 2013 quarter, recognizing proceeds of approximately $4.8 million and a gain of $2.2 million in 2013. For all transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amount is dependent upon future plant production levels over approximately eight years. Such potential proceeds were not considered in the gain calculations and will be accounted for in the periods when such amounts are received.

The buyer of most of the facilities also agreed to assume certain lease and asset retirement obligations and we agreed to identify 1.0 million tons of feedstock for one of the sold facilities before July 2015, which date is extended by six months if at least 0.5 million tons have been identified before then. We are subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that is not identified. As of June 30, 2013, approximately $5.7 million has been accrued for this liability, representing tons that have not yet been identified.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. We have also invested in joint ventures accounted for using the equity method of accounting, one of which was sold in fiscal 2010 and one of which was sold in fiscal 2012. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. During the five-year term of the ABL Revolver, our acquisitions are limited to total cumulative consideration of $30.0 million and $10.0 million annually. A waiver of this limitation was received for the Kleer Lumber acquisition.

Financing Activities.  In 2013, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber.

In several transactions in 2013, we repurchased and canceled approximately $39.5 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $39.7 million. The premium on one of the transactions plus accelerated debt discount and debt issue costs aggregating approximately $2.1 million were charged to interest expense.

In 2012, we issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% convertible senior subordinated notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. Also in 2012, we repurchased and canceled approximately $34.7 million in aggregate principal amount of convertible senior subordinated notes for cash consideration of approximately $34.1 million in several different transactions. Terms of repayment for some of these transactions included premiums totaling approximately $1.7 million, which were charged to interest expense. For certain other transactions, gains totaling approximately $2.3 million were recognized and recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $2.1 million were charged to interest expense.

All of the outstanding 2.50% convertible notes mature in February 2014, and our other outstanding debt matures from 2016 through 2019. We believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the due dates. Deleveraging our balance sheet remains a high priority. We currently plan to continue our program of early debt repayment as opportunities arise, depending on future cash flow and as deemed appropriate by our management and Board of Directors. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of June 30, 2013. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making capital expenditures, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of June 30, 2013, availability under the ABL Revolver was approximately $47.3 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of June 30, 2013, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.8. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 6 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

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

Working Capital.  As of June 30, 2013, our working capital was $79.5 million (including $40.5 million of cash and cash equivalents) compared to $73.5 million as of September 30, 2012. We currently expect operations to produce positive cash flow during fiscal 2013 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $1.5 million for both 2012 and 2013. As of June 30, 2013, our NOL carryforwards totaled approximately $81.9 million (tax effected). The U.S. and state NOLs and capital losses expire from 2013 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $24.7 million of tax credit carryforwards as of June 30, 2013, which expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of repayment of the 2.50% convertible notes ($15.6 million), interest payments on long-term debt and capital expenditures. In subsequent periods, significant cash requirements will include the repayment of other debt, but no repayments are required prior to February 2016. See Note 12 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Cash Performance Unit Awards. As described in more detail in Note 12 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in certain business units, to be settled in cash, based on the achievement of goals related to cash flow generated during fiscal 2013. The terms of the awards provide for adjustment for changes in our average stock price for the 60 days preceding September 30, 2013 as compared to our average stock price for the 60 days preceding September 30, 2012, or $6.95.

Approximately $2.2 million of expense was recognized for these awards during the nine months ended June 30, 2013, all in the June 2013 quarter. The average stock price for the 60 days preceding June 30, 2013 was $10.38. Changes in our cash flow generation as well as changes in the stock price through September 30, 2013 will result in adjustment of the expected liability as of September 30, 2013, which adjustment (whether positive or negative) will be reflected in our statement of operations for the quarter ending September 30, 2013.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of June 30, 2013. These SARs vest in annual installments through September 30, 2013, provided the participant is still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2013, approximately $1.0 million has been accrued for outstanding awards because the stock price at June 30, 2013 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount beyond $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of June 30, 2013. Approximately $4.4 million has been accrued for these awards as of June 30, 2013. Changes in our stock price in any amount beyond the grant-date stock price of $1.85 through September 30, 2016 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in the stock price of $1.00 would result in an increase or decrease of approximately $1.0 million in the ultimate payout liability.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2013 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the quarter ended June 30, 2013, but did purchase treasury stock. As described in Note 9 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares are distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2013 – April 30, 2013	0	n/a	n/a	n/a
May 1, 2013 – May 31, 2013	8,621	$11.38	n/a	n/a
June 1, 2013 – June 30, 2013	0	n/a	n/a	n/a
Total	8,621	$11.38	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Following the sale of all remaining coal cleaning facilities in January 2013, we have not been subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.13	Compensation Committee Charter, dated 5 June 2013	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: August 1, 2013	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)