Form 10-K
period 2013-09-30
HEADWATERS INC
filed 2013-11-19
CIK 1003344

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013,
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2013 was $773,903,761, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of October 31, 2013 was 73,155,132.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual meeting of stockholders to be held in 2014 are incorporated by reference into Part III of this Report on Form 10-K.

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

PART I

ITEM 1.    BUSINESS

General Development of Business

        Headwaters Incorporated ("Headwaters") is a building products company providing products and services in the light and heavy building materials sectors. Our vision is to improve lives through innovative advancements in construction materials. We sell building products such as manufactured architectural stone, siding accessory products and concrete block. We market coal combustion products ("CCPs"), including fly ash which is primarily used as a partial replacement for portland cement in concrete. We also provide services to electric utilities related to the management of CCPs. We intend to expand our light building products and heavy construction materials businesses through growth of existing operations and commercialization of new technologies and products. We are involved in the energy industry through selling catalytic materials to certain refineries engaged in heavy oil upgrading. We have pursued divestiture of non-core businesses in our energy segment and have sold the business of reclaiming waste coal which is presented as a discontinued operation.

        We conduct our business primarily through the following three reporting segments: light building products, heavy construction materials, and energy technology.

        Light Building Products.    We compete in the light building products industry, which is currently our largest reporting segment based on revenue. Our light building products segment has leading positions in several light building product categories.

        We are a leading designer, manufacturer and marketer of siding accessories used in residential repair and remodeling and new residential construction applications. Our siding accessories include decorative window shutters, gable vents, mounting blocks, and window and door trim products. We also market functional shutters, specialty siding products, specialty roofing products and window wells. Our siding accessory sales are primarily driven by the residential repair and remodeling market and, to a lesser extent, by the new residential construction market. In December 2012 we acquired the assets of Kleer Lumber, Inc. located in Westfield, Massachusetts. Kleer Lumber has added cellular PVC trim board and moulding products to our light building products segment, enhancing our market position and product offerings.

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

        We have a large customer base for our building products that includes many siding and roofing wholesalers in the United States and a large number of retail customers and lumber yards across the country. Sales are broadly diversified by serving a large variety of customers in various distribution channels. We believe we attract a large base of customers because we emphasize customer satisfaction, high quality and innovative products.

        Heavy Construction Materials.    We also compete in the heavy construction materials industry. We are the national leader in the management and marketing of fly ash and other CCPs, procuring fly ash from coal-fueled electric generating utilities and supplying it to our customers as a mineral admixture used as a partial replacement for portland cement in the production of concrete. CCPs, such as fly ash and bottom ash, are the non-carbon components of coal that remain after coal is burned.

        Fly ash is most valuable when it is used as a mineral admixture to replace a portion of the portland cement used in concrete. Concrete made with fly ash has better performance characteristics than concrete made only from portland cement, including improved durability, decreased permeability and enhanced corrosion resistance. Further, concrete made with CCPs typically is easier to work with than concrete made only with portland cement, due in part to its better pumping and forming properties. Because fly ash can be substituted for a portion of the portland cement used in concrete and is generally less expensive per ton than portland cement, the total per cubic yard cost of concrete made with fly ash can be lower than the cost of concrete made exclusively with portland cement. According to a 2011 report sponsored by us from the American Road and Transportation Builders Association, the recycling of fly ash into concrete saves federal and state governments more than $5 billion annually in infrastructure costs, based on the initial price savings of fly ash relative to portland cement and the longer durability of concrete made with fly ash.

        In order to ensure a steady and reliable supply of CCPs, we enter into long-term and exclusive management contracts with coal-fueled electric generating utilities, maintain stand-alone CCP distribution terminals across North America, as well as plant-site supply facilities. With our extensive distribution network, we can transport CCPs significant distances to states that have limited coal-fueled electric utilities producing CCPs yet historically have been high volume CCP markets.

        A substantial majority of our CCP revenue comes from sales to an extensive customer base that uses fly ash as a mineral admixture for the partial replacement for portland cement in concrete. These customers are primarily ready mix producers, but also include paving contractors and other manufacturers of concrete products. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell fly ash in multiple regions across the country utilizing our broad sources of supply and our efficient distribution system.

        We plan to grow our heavy construction materials business by increasing the percentage of fly ash used as a mineral admixture for the partial replacement of portland cement and expanding the use of CCPs through market recognition of the performance, economic and environmental benefits of CCPs. Based on Portland Cement Association and American Coal Ash Association data, we estimate that for calendar 2011, fly ash replaced approximately 19% of the portland cement that otherwise would have been used in concrete produced in the United States.

        Energy Technology.    We are involved in heavy oil upgrading processes and liquefaction of coal into liquid fuels. We formerly owned and operated 11 coal cleaning facilities capable of separating ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal and which can generate refined coal tax credits under Internal Revenue Code Section 45. In September 2011 we committed to a plan to sell all of our coal cleaning facilities. During fiscal 2012 we sold one facility, in October 2012 we sold two more facilities and in January 2013 we sold the remaining eight facilities.

        Headwaters was incorporated in Delaware in 1995. Our stock trades under the New York Stock Exchange symbol "HW."

        As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Tapco International Corporation and its subsidiaries, Headwaters Construction Materials, Inc. and its subsidiaries, Eldorado Stone LLC, and its subsidiaries and affiliates (operating in our light building products segment); Headwaters Resources, Inc. and its subsidiaries (operating in our heavy construction materials segment); Headwaters Plant Services, Inc. (operating in our heavy construction materials segment); Headwaters

Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc. ("HTI," operating in our energy technology segment); and Headwaters Energy Services Corp. and its subsidiaries (formerly operating in our energy technology segment); unless the context otherwise requires. As used in this report, Headwaters Building Products or "HBP" refers to Tapco International Corporation and its subsidiaries and to Headwaters Construction Materials, Inc., together with its subsidiaries including "Eldorado", which refers to Eldorado Stone LLC and its subsidiaries and affiliates); "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HPS" refers to Headwaters Plant Services, Inc.; "HTI" refers to Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc.; and "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; unless the context otherwise requires.

Light Building Products

  Principal Products and their Markets

        We operate leading businesses in siding accessories, manufactured architectural stone and concrete blocks. We manufacture and distribute nationally siding accessories (such as window shutters, gable vents, mounting blocks, trim, moulding, simulated wood shake siding, and composite roofing), and professional tools used in exterior residential remodeling and construction. Our manufactured architectural stone and building accessories products have a national presence in commercial, residential and remodeling markets. We also are a leading supplier of concrete blocks and specialty blocks in Texas. We believe our traditional building products and new product offerings position us for significant growth as residential remodeling and construction activity in the United States continues to improve.

        Siding and Exterior Siding Accessories.    We are a leading designer, manufacturer and marketer of resin-based siding accessories and professional tools used in exterior residential home improvement and construction under multiple brands. These products, which are either injection-molded or extruded, enhance the appearance of homes and include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, trim board and moulding products, specialty siding products, synthetic roofing tiles, and window well systems. Professional tools include portable cutting and shaping tools used by contractors, on-site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

        We market our injection-molded building product accessories to retailers and mass merchandisers through our Builders Edge and Vantage brands and to the manufactured housing market through the MHP brand. In addition, we market tools through the Tapco brand, functional shutters through the Atlantic Premium Shutters brand, specialty siding products through the Foundry brand, specialty roofing products through the InSpire brand, window wells under the WellCraft brand, and cellular PVC trim board and moulding under the Kleer Lumber brand.

        These building products principally serve applicator needs for siding and roofing. Our injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and slate products.

        In December 2012 we acquired the assets of Kleer Lumber, Inc. located in Westfield, Massachusetts. Kleer Lumber has added cellular PVC trim board and moulding products to our light building products business, enhancing our market position and product offerings.

        Manufactured Architectural Stone.    Under the Eldorado Stone, Dutch Quality Stone and StoneCraft brands, we offer a wide variety of high-quality manufactured architectural stone products to meet a variety of design needs and price points. Our manufactured architectural stone siding incorporates several key features, including high aesthetic quality, ease of installation, durability, low maintenance, attractive cost relative to other siding materials and widespread availability in the marketplace. Our largest brand by revenue, the Eldorado Stone brand is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our manufactured architectural stone siding is a lightweight, adhered siding product recommended or used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition, our manufactured stone product lines are used in a variety of external and internal home applications such as walls, archways, fireplaces, patio kitchens, and landscaping. We continually introduce new products in order to improve our offering, such as Farmledge panelized stone. We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco.

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

  Sales and Marketing

        Our resin-based siding products' sales and marketing organization supports the one-step, two-step distribution, and retail channels through various networks of sales support that include approximately 100 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

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

  Distribution

        Resin-based siding accessories and our ancillary products are distributed throughout the United States and Canada through five primary distribution channels: one-step distributors that sell directly to contractors, two-step distributors that sell our products to lumber yards and one-step distributors, retail home centers/mass merchandisers, direct sales to lumber yards, and manufactured housing. In connection with our December 2012 acquisition of the assets of Kleer Lumber, Inc., we have begun introducing Kleer Lumber's product offerings into our larger distribution network, thus expanding point of sale locations. In addition, Kleer Lumber primarily distributes its products to independent lumber yards and home improvement centers located in the Northeast and Mid-Atlantic states. Increased access to the Kleer Lumber distribution channel for our existing products expands our light building products distribution network.

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

  Major Customers

        We have a large customer base for our light building products in the residential home improvement and new home construction markets that include many retail customers and siding wholesalers across North America and to a lesser extent, in Europe and Asia. Sales are diversified across customers and ship-to locations, mitigating the impact of regional economic circumstances.

  Sources of Available Raw Materials

        The primary raw materials purchased for resin-based siding products are polypropylene and PVC which are available for purchase from multiple suppliers. We also use comparatively small amounts of styrene. From time to time, prices for some of the raw materials used in production/assembly processes fluctuate significantly. Although we do not have any long-term contracts with suppliers and we purchase supplies on a purchase order basis, we occasionally make volume purchases of materials at fixed prices.

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

  Competition

        We have a leading market position in our siding accessories business because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our resin-based siding accessory business' strong market position suggests that its future growth will come largely from improved demand for building products as the construction sector of the economy continues to strengthen, not from increasing market share in the siding accessories industry. We have developed a recognized name in the manufactured architectural stone industry and a strong market share because our products have excellent authenticity and broad selection alternatives. Our architectural stone business has a multi-channel distribution network, but faces strong competition from producers that may be closer to certain end markets. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas and Louisiana, facing competition from other Texas and Louisiana block businesses.

        Our primary competition for resin-based siding products includes Ply Gem, Royal, and Alpha in the siding accessories market, Azek in the trimboard market, and CertainTeed in the specialty siding market. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, such as Boral Material Technologies Inc. and Coronado Stone Products. With respect to concrete masonry units, national and regional competition includes Featherlite, IPC Building Products, Pavestone, Revels Block & Brick and Jewell Concrete Products, some of which are larger manufacturers of concrete masonry units than us. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily than we can.

Heavy Construction Materials—Coal Combustion Products

        We are the nation's largest manager and marketer of CCPs, including fly ash, a mineral admixture that may be used as a partial replacement for portland cement in concrete. In order to help protect our supply of CCPs, we have formed numerous long-term exclusive management contracts with coal-fueled electric generating utilities throughout the United States and maintain stand-alone CCP distribution terminals across North America, as well as plant-site supply facilities. With our extensive distribution network, we can transport CCPs significant distances to states that have limited coal-fueled electric utilities producing CCPs yet historically have been high volume CCP markets.

  Principal Products and their Markets

        CCPs are varying types of inorganic residuals from burning coal. CCPs have been an environmental and economic burden for power generators; however, when properly managed CCPs can be valuable products. Of the different CCPs, we sell fly ash (captured from the flue gas) which is used primarily as a mineral admixture for the partial replacement for portland cement in a wide variety of concrete applications, including infrastructure, commercial, and residential construction. We believe we are currently the largest manager and marketer of CCPs in the United States; we also conduct business in Canada. We have a number of long-term, exclusive management contracts with coal-fueled, electric generating utilities throughout the United States and provide CCP management services at plant-site supply locations.

        Utilities produce CCPs year-round. In comparison, sales of CCPs and building products produced using CCPs are seasonal, following construction market demands. CCPs must be disposed of or stored in terminals during the off-peak sales periods as well as transported to where they are needed for use. Due to transportation costs, the CCP market is generally regional, with product transportation to areas that have scarce supply of coal-fueled electric utilities producing high quality CCPs. As the largest manager and marketer of CCPs in the United States, we benefit from contractual supplies and our extensive distribution system. We maintain stand-alone CCP distribution terminals across North America, as well as plant-site supply facilities. In addition, we have area managers and technical sales representatives nationwide to provide customer support.

        We provide services as an integrated component of our work with coal-fueled utilities and their production of CCPs. We focus on providing industrial services to utilities that include constructing and managing landfill operations, operating and maintaining material handling systems and equipment maintenance. These are services that enhance our reputation in the marketing of fly ash and that strategically position us as an integrated manager of CCPs. We have more than three decades of experience designing, permitting, constructing, operating and closing solid waste disposal operations for utilities and other industrial clients. We currently provide such services to some of the largest utilities in the United States.

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

        The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental effect. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces greenhouse gas emissions. According to the U.S. Environmental Protection Agency ("EPA"), one ton of fly ash used as a mineral admixture in the partial replacement of portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by a number of federal agencies, including the U.S. Department of Energy, the U.S. Department of Transportation, and the U.S. Environmental Protection Agency. Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. In June 2010, the EPA issued a proposed rule to regulate the disposing of CCPs which, if adopted is likely to increase the cost of managing and disposing of CCPs and which may have an adverse effect on beneficial use and sales of CCPs (see "Business—Regulation" and "Risk Factors").

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

        Technologies to Improve Fly Ash Quality.    We have also developed technologies that maintain and improve the quality of CCPs, further enhancing their marketability. Today, many utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to meet increasingly stringent emissions control regulations. While these factors may negatively affect fly ash quality, we are addressing these challenges with the development and commercialization of two technologies—carbon fixation, which pre-treats unburned carbon particles in fly ash to minimize the particles' adverse effects; and ammonia slip mitigation, which counteracts the effect of ammonia contaminants in fly ash.

  Major Customers

        Most of our heavy construction materials customers purchase CCPs for beneficial use. A substantial majority of our CCP revenue comes from sales to customers who use fly ash as a mineral admixture for the partial replacement of portland cement in concrete. These customers are primarily ready mix producers, but also include paving contractors and manufacturers of concrete products, with some customers using CCPs for soil stabilization, road base or other applications. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell CCPs to many customers in various regions across the country utilizing our extensive distribution system. No customer represents more than 10% of our heavy construction materials segment revenue.

  Sources of Available Raw Materials

        Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates that in 2012 coal was used to produce approximately 37% of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, in 2011 about 57 million tons of the approximately 130 million tons of U.S. CCPs generated were efficiently utilized. As long as a significant amount of electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act ("RCRA") and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply of CCPs. Increasingly strict requirements make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants. While the current level of reduced use of coal in power generation has not materially impacted our fly ash supply, significant diminished use of coal in the future could reduce our supply of CCP raw materials. (See "Business—Regulation" and "Risk Factors.")

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

Energy Technology

        In our energy technology segment, we are focused on increasing the value of low value oil through a technology that improves conversion of petroleum refinery vacuum residuals into higher-value products. In September 2011 we committed to a plan to sell our facilities that use coal cleaning processes to upgrade waste coal by separating ash from the coal, resulting in a coal product lower in ash, including sulfur, mercury and other impurities, and higher in Btu value. During fiscal year 2012 we sold one facility, in October 2012 we sold two more facilities, and in January 2013 we sold the remaining eight facilities. The financial results of our former coal cleaning business is classified as a discontinued operation.

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

  Discontinued Coal Cleaning Operations

        In September 2011 we decided to focus on our core light building products and heavy construction materials businesses and therefore committed to a plan to sell our coal cleaning business comprised primarily of 11 coal cleaning facilities and associated assets. In a series of transactions in 2012 and 2013, we sold our coal cleaning business. The financial results of our former coal cleaning business are presented in our statements of operations as a discontinued operation.

  Competition

        Each of our energy businesses experiences competition. Our heavy oil upgrading, coal liquefaction and catalyst technologies experience competition from many of the world's major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities that could result in a competitive slurry catalyst system. For example, Chevron has recently begun marketing a catalyst system that could be competitive with HCAT. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

        With respect to discontinued coal cleaning operations, the purchasers of our former coal cleaning facilities face competition from numerous operators of run-of-mine coal production facilities, some of which also prepare and co-produce product from waste or low value coal streams. Our receipt of future income and avoidance of certain contingent liabilities depends upon the successful operation by the purchasers of the coal cleaning facilities against such competition.

Segments and Major Customers

        We operate in three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3 to our audited consolidated financial statements. No customer accounted for more than 10% of total revenue from 2011 through 2013.

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

        The following table presents our approximate research and development expenses for the past three fiscal years:

2011	$6.5 million
2012	$8.0 million
2013	$7.3 million

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

Intellectual Property

        As of September 30, 2013, we had approximately 300 U.S. and foreign counterpart patents and approximately 72 U.S. and foreign counterpart patents pending. Additionally, we have approximately 229 U.S. and foreign trademarks and approximately 63 U.S. and foreign trademark applications pending. The following table lists the number of patents and trademarks, U.S. and foreign, by segment:

	Patents		Trademarks
	Issued	Pending	Issued	Pending
Light Building Products	138	8	214	63
Heavy Construction Materials	24	1	13	0
Energy Technology and Corporate	138	63	2	0

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

Regulation

        Environmental.    Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulations. Our coal-based operations and those of our customers, including our recently sold coal cleaning operations, are subject to regulations that impose limits on the discharge of air and water pollutants and establish standards for the treatment, storage and disposal of solid and hazardous waste materials and the reclamation of land. Compliance with the applicable regulations adds to the cost of doing business and may expose us to potential fines for non-compliance or may require us to spend money to investigate or remediate contaminated facilities or reclaim disturbed land. Moreover, in order to establish and operate power plants, our operations to collect and transport CCPs and our former coal cleaning facilities, we and our customers have obtained various federal, state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and approved processes and procedures helps protect the environment and is critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and may cause us to incur environmental or reclamation liabilities or subject us to third party claims.

        We believe that all required permits to construct and operate facilities have been or will be obtained and believe all of our current facilities are in substantial compliance with, and our former facilities during our period of ownership or operation were in substantial compliance with, all relevant environmental laws and regulations governing our operations.

        In spite of safeguards, our operations entail risks of regulatory noncompliance or accidental discharge that could create an environmental liability, because regulated materials are used or stored during normal business operations, including in our CCP and former coal cleaning operations. Moreover, we use regulated chemicals in operations involving distillation to purify products, analysis, packaging of chemicals and the selling, warehousing and manufacturing of organic chemicals in small research volumes. We also use facilities to perform research and development activities involving coal, oil, chemicals and industrial gases such as hydrogen. As a result, petroleum and other hazardous materials have been and are present in and on our properties. We generally hire independent contractors to transport and dispose of any wastes we generate during such activities and send the wastes to approved facilities for disposal.

        Our HRI business is dependent upon the recovery and processing of CCPs from our customers, typically coal-burning power plants. Coal-burning power plants and the coal industry generally are highly regulated under federal and state law. Environmental regulation affecting this industry is ever-evolving, including the following:

  •
  The federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. Regulation by the U.S. Environmental Protection Agency ("EPA") and corresponding state laws and regulations, limit the emission of air pollutants such as sulfur oxides ("SOx"), nitrogen oxides ("NOx") and particulate matter ("PM"). In January 2013, the EPA finalized a more stringent ambient air quality standard for fine PM. EPA is also expected to propose more stringent standards for ozone by the end of 2013 and for NOx in early 2016. To meet emissions limits, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down a plant. In addition, in July 2011, the EPA adopted the Cross-State Air Pollution Rule ("CSAPR"), a cap-and-trade type program requiring utilities to make substantial reductions in SOx and NOx emissions that contribute to ozone and fine particulate matter pollution in order to reduce the interstate transport of such pollution. CSAPR was challenged by industry and vacated by the D.C. Circuit in August 2012. The case will be heard by the Supreme Court in December 2013. These emission control requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

  •
  Under its Mercury and Air Toxics Standards for Power Plants rule, in February 2012 the EPA promulgated final limits on mercury and other toxic chemicals from new and modified power plants. In April 2013, the EPA finalized updates to certain limits for new power plants. The requirements to control mercury emissions could result in implementation of additional technologies at power plants that could negatively affect fly ash quality.

  •
  Some states have adopted legislation and regulatory programs to reduce greenhouse gas ("GHG") emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions using existing Clean Air Act authorities, including setting GHG emission thresholds for determining when new and existing power plants must obtain permits. EPA's authority to regulate GHGs in this manner has been challenged and the case is set to be heard by the Supreme Court in early 2014. In addition, EPA is crafting New Source Performance Standards for GHG emissions from new and existing fossil-fuel fired electric power plants. The proposed rule for existing power plants is expected to be released by June 1, 2014.

  •
  The EPA is addressing water quality impacts from coal-burning power plants and coal mining operations. In 2011, the EPA issued new guidance that recommended strict new discharge limits in Clean Water Act permits for mountaintop removal and surface mining and established "enhanced coordination procedures" for permits issued by the U.S. Army Corps of Engineers. In June 2013, EPA issued proposed effluent limitation guidelines for steam electric power generating facilities which would require these utilities to meet specific discharge requirements. More stringent regulation of coal-burning power plants and coal mining operations could increase the cost for utilities and thus indirectly impact the availability and cost of fly ash for HRI's CCP activities.

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements such as those described above generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in recent years, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The potential impact on job prospects in the utility and mining industries, already weakened by the economic downturn, has prompted considerable concern in Congress, leading to calls to restrict the EPA's regulatory authority. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future. For example, the Energy Information Administration's Annual Energy Outlook for 2013 indicates that coal will continue to be the predominant fuel used for the production of electricity through 2040.

        HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. Currently, fly ash is not regulated as "hazardous waste" under Subtitle C of the federal Resource Conservation and Recovery Act ("RCRA"). However, in June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial use subject to the exception, which could result in the narrowing of the scope of exempt uses in the final rule to certain encapsulated uses. Both rule options are controversial and EPA has delayed its rulemaking to request and consider additional data. In June 2013, in a separate rulemaking on effluent limitation guidelines for steam electric power generating facilities, EPA suggested that new information developed in the effluent limitation guidelines rulemaking could provide strong support for regulating CCPs under Subtitle D. However, EPA has not yet made a final decision. Meanwhile, environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA failed to timely take action on regulations applicable to the disposal of coal ash. On October 29, 2013, the United States District Court for the District of Columbia issued an order giving EPA 60 days in which to advise the court when it proposes to complete review and revision of its regulations concerning coal ash.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Several bills were introduced in Congress in 2012 attempting to block EPA from regulating coal ash as a hazardous waste under RCRA Subtitle D, but were unsuccessful. In July 2013, the U.S. House of Representatives passed H.R. 2218, the "Coal Residuals Reuse and Management Act of 2013", which would authorize states to implement and enforce CCP permit programs meeting minimum federal standards, allow EPA to implement and enforce a CCP permit program only where a state does not do so, and prohibit EPA from finalizing its June 2010 proposed CCP rule. H.R. 2218 is currently on the Senate calendar. Whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

        If the EPA determines to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing the regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting requirements, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

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

        HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements, as well as RCRA regulations. In June 2013, the EPA issued a proposed rule for Clean Water Act effluent limitation guidelines for steam electric power generating facilities which requires discharges from waste streams and surface impoundments to meet certain limits. If adopted, this rule would phase in between 2017 and 2022, and would require HRI to implement pollution control measures to reduce discharges. EPA is also developing new regulations to minimize adverse environmental impacts from cooling water intake structures, which would apply to existing electric generating and manufacturing plants. These regulations are expected to be finalized in November 2013 and would require specified controls at all existing facilities to prevent impingement and entrainment of fish.

        At HTI, we have worked at the molecular level in the use of nano-sized metal crystals on substrate materials for nanocatalysts. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act ("TSCA") and is considering other rulemaking in this area. While these developments demonstrate increasing interest in this area, at this time it is not certain what nanotechnology regulations may be adopted and how they may affect our business.

        Section 45.    Our discontinued coal cleaning operations generated tax credits subject to compliance with the terms of Section 45 for the production and sale of refined coal. For facilities placed in service before January 1, 2009, the term "refined coal" means a fuel which (i) is a liquid, gaseous, or solid fuel produced from coal (including lignite) or high carbon fly ash, including such fuel used as a feedstock, (ii) is sold by the taxpayer with the reasonable expectation that it will be used for purpose of producing steam, (iii) is certified by the taxpayer as resulting (when used in the production of steam) in a reduction of at least 20% of the emissions of NOx and either SOx or mercury released when burning the refined coal (excluding any dilution caused by materials combined or added during the production process), as compared to the emissions released when burning the feedstock coal or comparable coal predominantly available in the marketplace as of January 1, 2003, and (iv) is produced in such a manner as to result in an increase of at least 50% in the market value of the refined coal (excluding any increase caused by materials combined or added during the production process), as compared to the value of the feedstock coal. In order to qualify for the Section 45 tax credits using the foregoing criteria, the refined coal facility must have been placed in service after October 22, 2004 and before January 1, 2009. In addition, a refined coal production facility does not include any facility the production from which was allowed as a credit under Section 45K.

        Section 45 provides a tax credit for refined coal produced by the taxpayer at a refined coal facility during the 10-year period beginning on the date the facility was originally placed in service and sold by a taxpayer to an unrelated party during such 10-year period. The credit amount is adjusted each year for inflation and for 2013 is $6.59 per ton of refined coal.

        In September 2010, the IRS issued Notice 2010-54 ("Notice") giving some public guidance about how this tax credit program is administered and some of the restrictions on the availability of such credits. Among other things, the Notice requires that for coal cleaning operations to qualify for Section 45 credits, the facilities must have been placed in service for the purpose of producing refined coal from waste coal and the taxpayer must obtain a "verification of waste coal supply" from a "qualified person." In addition, the Notice provides guidance about the testing that must be conducted to certify the emissions reduction required by Section 45. Based on the language of Section 45 and the Notice, we believe that our sold coal cleaning facilities were eligible for Section 45 refined coal tax credits during the periods we owned and operated them, and as a result, have recognized a benefit for such credits. Our ability to claim tax credits is dependent upon a number of conditions in our former coal cleaning operations, including, but not limited to:

  •
  Placement of facilities in service after October 22, 2004 and before January 1, 2012;

  •
  Production of fuel from waste coal that is lower in NOx and either SOx or mercury emissions by the specified amount as compared to the emissions of the feedstock;

  •
  Production of fuel at least 50% more valuable than the waste coal feedstock; and

  •
  Having sold the fuel to a third party for the purpose of producing steam.

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

Employees

        As of September 30, 2013, we employed approximately 2,355 full-time employees, including approximately 50 who work under collective bargaining agreements.

        The following table lists the approximate number of employees by business segment at September 30, 2011, 2012, and 2013:

	2011	2012	2013
Light Building Products	1,670	1,395	1,400
Heavy Construction Materials	895	980	875
Discontinued Operations	120	70	0
Energy Technology	30	35	35
Corporate	35	40	45

Total	2,750	2,520	2,355

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The building products industry is experiencing a slow recovery and recent improvements in some of our end markets may not continue. Because the markets for our building products are heavily dependent on residential construction and remodeling, our revenues could flatten or decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry and severe weather.

        Our residential building products business relies upon the home improvement and remodeling markets as well as new construction. Between 2007 and 2011, there was a severe slowing of new housing and remodeling and we experienced a significant slowdown in sales activity during these years. Although residential construction and remodeling activity has somewhat improved during 2012 and 2013 in certain regions of the United States, the homebuilding industry continues to experience activity below historical levels. Consumer and builder confidence, unemployment rates, limits on credit availability, and other factors may adversely affect homeowners' and homebuilders' ability or desire to engage in construction or remodeling, resulting in continued slow improvement or a further slowdown in new construction or remodeling and repair activities.

        We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2008 through 2012, relative to prior years. In 2007-2009, we recorded significant goodwill impairments associated with our building products business. While some increased market activity occurred in 2012 and 2013, we can provide no assurances that the building products market will further improve in the near future.

        The construction markets are seasonal and generally dependent on temperate weather conditions. The majority of our building products sales are in the residential construction market, which tends to slow down in the winter months. If there are severe weather events such as hurricanes or flooding, or other events outside of our control, construction activities will slow and there may be a negative effect on our revenues. For the winter months of late 2013 and early 2014, our decreased seasonal revenues from our light building products and heavy construction materials businesses may result in negative cash flow.

The tight financial markets could continue to negatively affect our business, results of operations, and financial condition. Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly starting in 2008, which continues to adversely affect the availability of credit for builders, home purchasers and remodelers in 2013 and 2014.

        The financial crisis of the banking system and financial markets beginning in 2008 and the going concern threats to banks, governments, and other financial institutions has resulted in continued tight credit markets, including mortgages and home equity loans, low liquidity in many financial markets, and heavy volatility in credit and equity markets. A continuation of poor borrowing markets or a further tightening of construction or mortgage lending requirements could adversely affect the availability of credit for purchasers of our products and thereby reduce our sales.

        There could be a number of follow-on effects from the continued poor credit availability on our business, including the reduced ability of builders, prospective homebuyers or remodelers to obtain credit to finance the purchase of our building products. These and other similar factors could:

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

        Our building products are subject to reductions in customer demand for reasons such as changes in preferred home sizes, styles and appearances. Many of our resin-based siding accessory products are complementary to an owner's choice of vinyl as a siding material. If sales of vinyl siding decrease, sale of our accessories will also decrease. Similarly, sales of our manufactured architectural stone products are dependent on the continuing popularity of stone finishes.

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

        Our manufactured architectural stone and concrete block manufacturing processes require key production materials including cement, manmade and natural aggregates, oxides, packaging materials, and certain types of rubber-based products. The suppliers of these materials may experience capacity or supply constraints in meeting market demand that limit our ability to obtain needed production materials on a timely basis or at expected prices. We do not have long-term contracts with such suppliers. We do not currently maintain large inventories of production materials and alternative sources meeting our requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. Additionally, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply our manufactured architectural stone customers with products could adversely impact our revenues and our relationships with our customers.

        Certain of our home siding accessory products are manufactured from polypropylene and PVC, a large portion of which material is sold to us by single suppliers. The prices of polypropylene and PVC are primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market prices of polypropylene and PVC have fluctuated, and significantly increased in 2011. A significant increase in the price of polypropylene or PVC that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. We do not have long-term contracts with our polypropylene or PVC suppliers. We do not maintain large inventories of polypropylene or PVC and alternative sources could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if our supply of polypropylene or PVC were interrupted for any reason. Such an interruption and the resulting inability to supply our resin-based siding accessory customers with products could adversely impact our revenues and potentially our relationships with our customers.

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

        Federal and state budget deficits may continue to severely limit the funding available for infrastructure spending. The lack of available credit has limited the ability of states and other governmental entities such as cities and school districts to issue bonds to finance construction projects. In addition, infrastructure spending continues to be adversely affected by the overall sluggish economy, which leads to lower tax revenues and state government budget deficits. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts appropriated by the legislatures. Delays in state infrastructure spending can hurt our business. Further, rising construction and material prices constrain infrastructure construction budgets.

If HRI's coal-fueled electric utility industry suppliers fail to provide HRI with high-value coal combustion products ("CCPs") due to environmental regulations or otherwise, HRI's costs could increase and supply could fail to meet customer needs, potentially negatively impacting our profitability or hindering growth.

        Headwaters Resources ("HRI") relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers' needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. In recent years, a significant number of coal-fueled power plant units have been permanently retired from service. Further, as the price of natural gas has decreased relative to coal, coal-fueled electric utilities have in some instances switched from coal to natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash. To the extent the price of natural gas continues to remain relatively low, more coal-fueled electric utilities explore the feasibility of switching from coal to natural gas.

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

        In June 2010 the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. Both rule options are controversial and EPA has delayed its rulemaking to request and consider additional data. In June 2013, in a separate proposed rulemaking on effluent limitation guidelines for steam electric power generating facilities, EPA suggested that new information developed in the effluent rulemaking could provide strong support for regulating CCPs under Subtitle D. However, EPA has not yet made a final decision. Meanwhile, environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA has failed to timely take action on regulations applicable to the disposal of coal ash. On October 29, 2013, the court issued an order giving EPA 60 days in which to advise the court when it proposes to complete review and revision of its regulations concerning coal ash.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Several bills were introduced in Congress in 2012 attempting to block the EPA from regulating coal ash as a hazardous waste under RCRA Subtitle D, but were unsuccessful. In July 2013, the U.S. House of Representatives passed H.R.2218, the "Coal Residuals Reuse and Management Act of 2013", which would authorize states to implement and enforce CCP permit programs meeting minimum federal standards, allow EPA to implement and enforce a CCP permit program only where a state does not do so, and prohibit EPA from finalizing its June 2010 proposed CCP rule. H.R. 2218 is currently on the Senate calendar. Congress may also consider further legislation if the EPA decides to proceed with regulation under Subtitle D. However, whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

        If the EPA determines to regulate CCPs as hazardous waste under RCRA Subtitle C, CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste, increasing regulatory burden and costs of fly ash management for the utility industry and for HRI. The regulations could require modifications to or closure of disposal facilities, modifications to equipment used to handle, store and transport fly ash, additional training for personnel, new permitting requirements, increased recordkeeping and reporting, as well as increased disposal costs at landfills. There can be no guarantee that such regulations would not reduce or eliminate our supply or our ability to market fly ash and other CCPs which would have a material adverse impact on our operations and financial condition.

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

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulation, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future.

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

        Approximately 71% of HRI's revenues for the fiscal year ended September 30, 2013 were derived from the sale of fly ash as a mineral admixture used as a partial replacement for portland cement in concrete products. At times, there may be an overcapacity of cement in regional markets, causing potential price decreases. The markets for HRI's products are regional, in part because of the costs of transporting CCPs, and HRI's business is affected by the availability and cost of competing products in the specific regions where it conducts business. If competing products become available at prices equal to or less than fly ash, HRI's revenues and net income could decrease.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI's revenues and net income could decrease significantly as a result of unexpected or severe weather.

        HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI's revenue, together with the seasonal impact on Headwaters Building Products' ("HBP") revenues may result in negative cash flows for the winter months of 2014.

Deferred purchase price and future royalty revenues from the sale of our coal cleaning business are dependent upon successful operations by the purchasers. HES remains contingently responsible for certain covenants to the purchasers and for third-party liabilities transferred to the purchasers.

        In September 2011, we adopted a plan to sell our coal cleaning business. In a series of three transactions during 2012 and 2013, we sold our 11 coal cleaning facilities and associated assets and liabilities which are presented as a discontinued operation. However, there is no assurance that Headwaters Energy Services ("HES") will successfully receive deferred purchase price or future royalty revenues which are contingent on the purchasers' successful operation of the coal cleaning business. HES has significant contingent liabilities to the purchasers, if our tax and other representations and warranties prove to be untrue, and to third parties, including regulatory authorities for site reclamation of disturbed mine lands, if purchasers fail to fulfill their assumed obligations, including the transfer of mining permits and associated reclamation and bonding obligations.

If the IRS is successful in its challenges of Section 45 refined coal tax credits claimed by us, or other tax positions we have taken, our future profitability will be adversely affected.

        Section 45 provides a tax credit for the production and sale of refined coal. Based on the language of Section 45 and available public guidance, HES believes that the coal cleaning facilities it formerly owned and operated produced refined coal tax credits available to us until the sale of the facilities. However, the ability to claim tax credits is dependent upon our achievement of a number of conditions during the time of our ownership and operation, including, but not limited to:

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

        We have recorded and carried forward Section 45 refined coal tax credit benefits totaling approximately $22.8 million through September 30, 2013. The IRS has completed audits of Headwaters concerning its Section 45 tax credits for 2007 through 2009. There are multiple bases upon which the IRS may challenge our tax credits in future open tax years, including whether our facilities were placed in service for the purpose of producing refined coal, whether our facilities used waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits earned while we owned the coal cleaning facilities, our future profitability will be materially adversely affected.

        We are subject to audit by the IRS for 2010 and succeeding years. In addition, we are subject to state tax authority audits with respect to state taxes. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations and unique facts. In prior audit cycles, the IRS has investigated our federal tax positions on a number of issues, including coal cleaning capital asset depreciation. The audit of our federal and state tax returns could have a large effect on the taxes we might ultimately owe. If our estimates of tax liabilities prove to be less than the ultimate tax assessments by the IRS or state authorities, we could owe significantly more tax than is expected, resulting in additional tax expense, adversely affecting our future profitability and liquidity.

Our information technology consolidation and continuous improvement initiatives may not result in the intended benefits and could harm our business.

        We strive to continuously take steps to restructure and achieve improvements in our business, including reorganization and/or reduction of some management and other employees, and changes in manufacturing, marketing, distribution, pricing and sales of products. In addition, we are in the process of consolidating our accounting, product order and fulfillment, and other information technology platforms. We may not realize the expected improvements to our business if we have made erroneous assumptions about our ability to successfully implement these changes, the demand for our products, and our ability to service that demand. If we are not successful, our information technology consolidation and restructuring efforts may be detrimental to our financial reporting, controls, service to customers and revenues which would have a material adverse effect on our business.

Our business strategy to grow through acquisitions may result in integration costs and poor performance.

        An aspect of our business strategy continues to be the pursuit of growth through acquisitions of products or complementary businesses (e.g., Kleer Lumber). While our ABL Revolver and our senior secured notes limit our ability to engage in acquisitions, to the extent we engage in acquisitions, our ability to successfully implement the transactions is subject to a number of risks, including difficulties in identifying acceptable acquisition candidates, consummating acquisitions on favorable terms and obtaining adequate financing, which may adversely affect our ability to develop new products and services and to compete in our markets.

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

        Although we have developed or acquired new businesses, processes and technologies (e.g., heavy oil upgrading), and plan to continue to do so, successful commercialization of these businesses and technologies is in early stages. Commercial success of these new businesses and technologies will depend on our ability to enter into agreements with customers, licensees and/or joint ventures to further develop and provide adequate funding to commercialize the new businesses and technologies, as well as to develop markets for the products and technologies. We may not be able to enter into these agreements and adequate funding may not be available to fully develop and successfully commercialize our new businesses and technologies. Further, we may not be able to profitably operate our new businesses or market our technologies or products produced from them. For example, the sale of our heavy oil upgrading products is dependent on refineries operating under conditions suitable to the performance of our catalyst precursor products, which conditions may not be available. These processes and technologies also may become less competitive and more costly as a result of increasing efforts to reduce use of fossil fuels and more stringent environmental regulation, including efforts to control greenhouse gas emissions.

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase our growth.

        Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of our energy technologies, such as heavy oil upgrading, has required and will require significant financial commitments. Our utility services business will require financial commitments such as performance bonds in order to grow and we have limited bonding capacity. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for fiscal 2014 will be approximately $40 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer. Many of our competitors, including large businesses in the light building products, CCP management and heavy oil upgrading industries, have greater financial strength than us and may be able to enter our markets, make acquisitions and take advantage of other potential growth opportunities before we can.

We could face potential product liability claims relating to our products.

        We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. For example, if the EPA decides to designate fly ash as a special hazardous waste, we may face an increase in personal injury, property damage, or environmental cleanup claims related to this material. In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for years. HBP does not control the use or installation of its light building products. Improper use or installation can result in claims of defective products against HBP. These claims can be difficult and expensive to defend. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline or increase our costs. Insurance for such product liability claims could become much more expensive or more difficult to obtain or might not be available at all.

        Inappropriate use of CCPs can result in personal injury, property damage, or environmental cleanup claims and in faulty end products. In some cases, the products marketed by HRI consist of a mixture of client-supplied materials, including CCPs. HRI does not in all cases control the quality of the final end product, but may share such control with the manufacturer of the ingredient materials. Therefore, there is a risk of liability regarding the quality of the materials and end products marketed by HRI.

Significant increases in energy and transportation costs that cannot be passed on to customers could have a significant adverse effect on operating income.

        We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In recent years, fuel and other cost increases have increased truck and rail carrier transportation costs for our products. At times severe weather, including flooding, has reduced or eliminated access to roads and railways leaving us with more expensive transportation alternatives. Transportation cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Transportation prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

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

        Our light building products manufacturing operations are also subject to environmental regulations and permit requirements. If we cannot obtain or maintain required environmental permits for our existing and planned manufacturing facilities in a timely manner or at all, we may be subject to additional costs and fines.

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

        We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could result in our payment of damages, materially adversely affect our income and reserves and damage our reputation. Note 15 to the consolidated financial statements describes ongoing litigation and asserted claims against Headwaters.

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

        We experience significant competition in all of our segments and geographic regions. A failure to compete effectively or increased competition could lead to price cuts, reduced gross margins and loss of market share, which could decrease our profitability. Many of our competitors have greater financial, management and other resources than we have and may be able to take advantage of acquisitions and other opportunities more readily. In certain instances we must compete on the basis of superior products and services rather than price, thereby increasing the costs of marketing our services to remain competitive. See "Business—Competition" for more information on the competition faced by us in each of our segments.

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

        We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. Identification of unauthorized users of our intellectual property can be very difficult and enforcement and defense of rights can be costly. Manufactured architectural stone competitors and heavy oil upgrading competitors operate in foreign countries where we may not detect unauthorized use of our intellectual property or where enforcement may be difficult. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. In addition, patents may expire before they are a commercial success. To date, while no single patent or trademark is material to our business, except in HTI's heavy oil upgrading business which relies upon a limited number of material patents, and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

We are conducting business in China and other foreign countries where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors' actions.

        We have and expect to continue to use, license or otherwise make our technology, including our heavy oil upgrading and coal liquefaction technology, available to persons and entities in China and other foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Further, the legal system of China is based on statutory law. Under this system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws and considerable progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. As these laws, regulations and legal requirements are relatively new and because of the limited volume of published case law and judicial interpretations and the non-binding nature of prior court decisions, the interpretation and enforcement of these laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

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

        The market price for our common stock has varied between a high of $11.57 in May 2013 and a low of $5.97 in November 2012 in the twelve-month period ended September 30, 2013. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "Risks Relating to Our Business;" variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

        Historically our stock price has been volatile, and during down cycles we have lost substantial market capitalization and stockholders' equity. As recently as 2011, our stock price approached $1.00 per share for a period of time. If we do not satisfy the above and all other NYSE continued listing standards, we will receive a notification of deficiency and our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it would harm our stock price and the liquidity of our common stock and make it significantly more difficult for our stockholders to sell our common stock at prices comparable to those in effect prior to delisting or at all. If our public float is below $75 million, we will be limited in our ability to use our shelf registration statement or file other registration statements on Form S-3, harming our ability to raise capital. A delisting of our stock may also materially and adversely impact our credit with lenders and vendors. If our stock is delisted from the NYSE and we are unsuccessful in listing our stock on an alternative national stock exchange, we will be required to repay our convertible notes which we may not be able to do.

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

Future sales of our common stock in the public market could cause our stock price to fall.

        The sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2013, we had outstanding approximately 73.1 million shares of our common stock and options to purchase approximately 0.6 million shares of our common stock (all of which were exercisable as of that date). We also had outstanding approximately 3.6 million stock appreciation rights as of September 30, 2013, of which approximately 3.0 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock after the completion of this offering, and such lack of research coverage may adversely affect the market price of our common stock. In the event we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

        We have a substantial amount of debt, which requires significant principal and interest payments. As of September 30, 2013, we have approximately $457.5 million face value of debt outstanding, including $400.0 million outstanding principal amount under the Senior Notes issued by us in March 2011 and $57.5 million outstanding principal amount of our convertible subordinated notes. As of September 30, 2013, we had $70.0 million of undrawn availability, subject to a borrowing base limitation, including approximately $22.7 million in letters of credit, under the ABL Revolver entered into in October 2009.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and our ABL Revolver will restrict, but will not completely prohibit, us from doing so. As of September 30, 2013, we had $70 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations, including approximately $22.7 million in letters of credit. In addition, the indenture will allow us to issue additional senior secured notes under certain circumstances which will also be guaranteed by our subsidiary guarantors. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 10653 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 39,000 square feet has a term expiring December 2013. The monthly rent is approximately $77,000, with certain adjustments for inflation plus expenses. We have entered into a new headquarters lease located at 10701 South River Front Parkway, Suite 300, South Jordan, Utah 84095 for approximately 24,846 square feet with a term expiring December 2023. The monthly rent for the new office space will be approximately $46,000 for 2014, with certain adjustments for inflation plus expenses.

        As of September 30, 2013, HBP owns or leases 29 properties for its building products manufacturing, distribution, and sales operations. HBP has offices in Wixom, Michigan; San Marcos, California; and Alleyton, Texas and has major manufacturing facilities in Metamora, Michigan; Elkland, Pennsylvania; Greencastle, Pennsylvania; Westfield, Massachusetts; and Rosarito, Mexico.

        As of September 30, 2013, HRI owns or leases approximately 13 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 87 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

        HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains its principal office and research facility.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the caption "Legal Matters" in Note 15 to the consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2012 and 2013.

	Low	High
Fiscal 2012
Quarter ended December 31, 2011	$1.05	$2.88
Quarter ended March 31, 2012	1.96	4.54
Quarter ended June 30, 2012	3.50	5.19
Quarter ended September 30, 2012	5.01	7.75

Fiscal 2013
Quarter ended December 31, 2012	$5.97	$8.89
Quarter ended March 31, 2013	8.49	11.52
Quarter ended June 30, 2013	8.37	11.57
Quarter ended September 30, 2013	8.30	10.22

        The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2008 through September 30, 2013, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2008. Historic stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Headwaters Incorporated, the NYSE Composite Index,
and the Dow Jones US Building Materials & Fixtures TSM Index

*
$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

        As of October 31, 2013 there were 324 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 7 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 10 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

        We did not have any sales of unregistered equity securities during the quarter ended September 30, 2013, but did purchase treasury stock. As described in Note 10 to the consolidated financial statements, we have a Directors' Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director's request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

        The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	0	n/a	n/a	n/a
August 1, 2013 - August 31, 2013	10,209	$9.61	n/a	n/a
September 1, 2013 - September 30, 2013	0	n/a	n/a	n/a

Total	10,209	$9.61	n/a	n/a

(1)
Includes broker commissions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2009 and 2010 and as of September 30, 2011 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2012 and 2013 and for the years ended September 30, 2011, 2012, and 2013 were derived from our audited financial statements included in this Form 10-K.

        As described in Note 4 to the consolidated financial statements, our coal cleaning business has been presented as a discontinued operation and is therefore not included in the results from continuing operations shown in the table below. In 2009, we recorded goodwill impairments of $465.7 million (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies and Estimates"). As described in Note 7 to the consolidated financial statements, interest expense for 2011 includes a significant amount of early debt repayment premiums. As described in Note 14 to the consolidated financial statements, we recorded approximately $17.9 million and $2.1 million of restructuring costs in 2011 and 2012, respectively. In 2013, we acquired the assets of Kleer Lumber, Inc., the operations of which subsequent to the date of acquisition are included in the 2013 information below.

	Year ended September 30,
(in thousands, except per share data)	2009	2010	2011	2012	2013
OPERATING DATA:
Total revenue	$606,198	$584,566	$587,964	$632,787	$702,576
Income (loss) from continuing operations	(415,208)	(21,080)	(133,932)	(26,429)	8,285
Diluted income (loss) per share from continuing operations	(9.58)	(0.35)	(2.21)	(0.43)	0.12

	As of September 30,
(in thousands)	2009	2010	2011	2012	2013
BALANCE SHEET DATA:
Working capital	$98,441	$146,963	$69,590	$73,528	$95,309
Net property, plant and equipment	321,316	268,650	164,709	159,706	159,619
Total assets	891,182	888,974	728,237	680,937	724,009
Long-term liabilities:
Long-term debt	423,566	469,875	518,789	500,539	449,420
Income taxes	39,075	23,820	15,909	22,079	24,637
Other	15,566	15,034	14,587	20,280	16,968

Total long-term liabilities	478,207	508,729	549,285	542,898	491,025
Total stockholders' equity (net capital deficiency)	324,720	281,941	56,736	(3,129)	84,410

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

Overview

        Consolidation and Segments.    The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We currently operate primarily in two construction-oriented business segments: light building products and heavy construction materials, and have several product lines within those segments. Our construction-oriented end markets include new residential, residential repair and remodeling, commercial, institutional and infrastructure. Our third non-core operating segment is in energy technology.

        Operations and Strategy.    In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. We manufacture our light building products in approximately 15 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. A restructuring effort in the light building products segment was initiated in 2011 and completed in March 2012. In 2013, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products.

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

        Light Building Products Segment.    For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there has been improvement in end markets recently. Demand for new homes is rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. Nevertheless, new residential construction starts improved somewhat over the prior year and as of August 2013 are at a seasonally-adjusted annualized level of approximately 0.9 million units.

        Existing home sales have also been trending up. The National Association of Realtors reported that September 2013 total existing home sales were at a seasonally-adjusted annual rate of 5.3 million units, compared to 4.8 million units for September 2012. Total housing inventory as of September 30, 2013 was 2.2 million existing homes for sale, representing a 5.0-month supply. This compares to a 5.4-month supply as of September 30, 2012 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in September 2013 was 12% higher than in September 2012. We believe population growth, pent-up household formation, increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum. Repair and remodel markets, however, continue to be weak.

        We, like many others in the light building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2008 and continuing through 2012. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. It is not possible to know when improved market conditions and a housing recovery will become sustainable for the long-term and we can provide no assurances that improvements in our light building products markets will continue.

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

        Energy Technology Segment.    Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and the remaining ten facilities in 2013.

        During 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded significant asset impairments in those years to reduce the carrying value of the assets to fair value less estimated selling costs. We recognized small estimated gains on the 2012 and 2013 sale transactions, and subsequent to the dates of sale, some adjustments of the previously recognized estimated gains were recognized. We currently expect that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved.

        Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In 2011, we announced the decision by a refinery to commercially implement our HCAT® heavy oil upgrading technology following a lengthy evaluation and we currently expect to have additional HCAT® customers in future years. We continue to invest in research and development activities, primarily focused on our catalyst technologies, but at decreased levels compared to earlier years. Through December 31, 2011, we participated in a joint venture that operates an ethanol plant located in North Dakota. We sold our interest in that joint venture effective January 1, 2012.

        Seasonality and Weather.    Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Revenues, profitability and EBITDA are generally highest in the June and September quarters and both segments are affected by weather to the extent it impacts construction activities.

        Capitalization and Liquidity.    We became highly leveraged as a result of acquisitions consummated in the 2004 timeframe, but reduced our outstanding debt significantly through 2008 by using cash generated from operations, from underwritten public offerings of common stock and from proceeds from settlement of litigation. In 2011, we recommenced making early debt repayments as our business improved and free cash flow increased.

        In 2010 and 2011, we restructured our long-term debt twice which culminated in the issuance of $400.0 million of 7 5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those proceeds to repay in full the formerly outstanding 11 3/8% senior secured notes. The 7 5/8% senior secured notes mature in April 2019 while the 11 3/8% notes were scheduled to mature in 2014.

        During 2012, we issued approximately $49.8 million of 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% notes due in February 2014. Using proceeds from the sale of our interest in the Blue Flint ethanol joint venture and other sources of cash, we also repaid $38.2 million of our convertible senior subordinated notes. During 2013, we repaid an additional $47.4 million of convertible notes and currently we have approximately $57.5 million face value of convertible debt outstanding, $7.7 million of which is due in February 2014 and $49.8 million of which is due in February 2016.

        In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the proceeds were used to acquire the assets of Kleer Lumber. Capital expenditures in 2011 through 2013 were significantly lower than in prior years, which has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of September 30, 2013, we have approximately $75.3 million of cash on hand and total liquidity of approximately $122.6 million. Additional cash flow is expected to be generated from operations over the next 12 months.

        In summary, our strategy for 2014 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of products or entities that expand our current operating platform, when opportunities arise.

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

        Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill.    Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. All but one of our intangible assets are being amortized, using the straight-line method, our best estimate of the pattern of economic benefit, over their estimated useful lives. We have one indefinite-lived intangible asset, a tradename which was acquired in 2013. Goodwill consists of the excess of the purchase price for businesses acquired over the acquisition date fair value of identified assets, net of liabilities assumed.

        In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, we do not amortize goodwill or indefinite-lived intangible assets. ASC Topic 350 requires us to periodically test these assets for impairment, at least annually, or sooner if indicators of possible impairment arise. We perform our annual impairment testing during the fourth quarter using a June 30 test date and a one- to three-step process for goodwill, as described in Note 6 to the consolidated financial statements. Our reporting units for purposes of testing for goodwill impairment are the same as our operating segments. Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment only when indicators of potential impairment arise.

        We evaluate, based on current events and circumstances, the carrying values of all long-lived assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the estimated useful lives are required. Changes in circumstances such as technological advances, or changes in our business model or capital strategy could result in actual useful lives differing from our current estimates. In those cases where we determine that the useful lives of property, plant and equipment or intangible assets should be changed, we amortize the net book value in excess of salvage value over the revised remaining useful life, thereby prospectively adjusting depreciation or amortization expense as necessary. No significant changes to estimated useful lives were made during the periods presented.

        Goodwill and indefinite-lived intangible assets are tested primarily using discounted expected future cash flows. The carrying value of a long-lived asset other than goodwill or indefinite-lived intangible assets is considered impaired when the cumulative anticipated undiscounted cash flow from the use and eventual disposition of that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a history of operating or cash flow losses, a decline in operating performance, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of.

        Material impairments of our discontinued energy segment property plant and equipment were recorded in 2011 and 2012. No material impairments of goodwill or intangible assets were recorded in any year presented. It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

        Property, plant and equipment—As disclosed in Note 4 to the consolidated financial statements, we recorded significant asset impairments in our energy technology segment in 2011 and 2012, all related to our discontinued coal cleaning business. Many of our coal cleaning facilities were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business. We sold one coal cleaning facility in 2012 and the remaining ten facilities in 2013. Using forecasts of future cash flows and other information, including offers of interest to acquire the assets from third parties, we determined that coal cleaning asset impairments existed and recorded non-cash impairment charges aggregating approximately $85.0 million in 2011 and 2012, including impairment charges to reduce the carrying value of the assets to fair value less estimated selling costs.

        There were many estimates and assumptions involved in preparing expected future cash flows from the use and eventual disposition of our coal cleaning assets, including future production levels; future coal prices; whether cleaned coal would be sold in the steam or metallurgical markets; the extent to which Section 45 tax credits would be earned and utilized in future periods; future operating margins; required capital expenditures; the extent, quality and productive lives of feedstock coal refuse reserves; and the potential relocation of facilities to more favorable sites or the sale of facilities, among other considerations. ASC Topic 360-10-35 Property, Plant, and Equipment—Impairment or Disposal of Long-Lived Assets requires that an analysis for potential impairment be performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For us, this meant up to ten different asset groups were required to be analyzed (since two of the coal cleaning facilities were managed and operated as a single unit), each of which had many unique operating and contractual features associated with it. ASC Topic 360-10-35 also indicates that when alternative courses of action to recover the carrying amount of a long-lived asset group are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. Accordingly, for most operations a probability-weighted approach was used in considering the likelihood of different potential outcomes.

        For the 2011 and 2012 impairment tests, the assumptions included potential outcomes that all of the facilities would be sold. Management used its best efforts to reasonably estimate all of the fair value "Level 3" inputs in the cash flow models utilized to estimate the impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would have necessarily resulted in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

        We sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration and an estimated gain of approximately $0.3 million was recognized on that sale. In 2013, we sold the remaining ten facilities and again recognized an estimated gain at the time of sale. Subsequent to the dates of sale in 2012 and 2013, some adjustments of the previously recognized estimated gains on the sales transactions were recognized, all of which have been included in the

$0.1 million loss on disposal reported for 2013 as reflected in Note 4. We currently expect that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved.

        For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. While maximum potential future production royalties and deferred purchase price on the sales transactions could total more than $50.0 million, such potential proceeds were not considered in the gain or loss calculations and will be accounted for in future periods when any such amounts are received. We currently expect to continue to recognize in discontinued operations any cash receipts or expenditures related to the former coal cleaning business that are received or paid during 2014.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of September 30, 2013, we remain contingently liable for some of the assumed obligations and accrued approximately $6.7 million to meet those contingent liabilities if necessary. As reflected in Note 5 to the consolidated financial statements, we have also reserved certain receivables due from the buyer until such time as collection is more certain.

        Goodwill—All of the goodwill recorded in our light building products segment in years prior to 2010 was written off in 2009 and previous years. Approximately $0.7 million of segment goodwill existed as of September 30, 2012, all of which arose from small acquisitions consummated in 2010 and 2011. Goodwill increased by $20.5 million in 2013 as a result of the Kleer Lumber acquisition described in Note 12 to the consolidated financial statements.

        The heavy construction materials reporting unit had recorded goodwill of approximately $116.0 million as of September 30, 2012 and 2013, all of which related to acquisitions completed many years ago. Annual goodwill impairment tests performed subsequent to these acquisitions indicated no impairment for the heavy construction materials reporting unit for any test date, and accordingly, no impairment charges have been necessary for any period.

        Beginning with the June 30, 2012 goodwill impairment test, we adopted the new accounting rules described in Note 6 to the consolidated financial statements, whereby companies may evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step goodwill impairment test. This qualitative evaluation is commonly referred to as "step 0." We concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill for both the light building products and heavy construction materials reporting units as of June 30, 2012 and 2013. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed. In summary, for both reporting units, general industry trends are more positive than in recent prior years, and the overall financial performance of these reporting units improved in 2012 and again in 2013 as compared to previous years.

        For the goodwill impairment tests for 2011 and prior years, in determining the fair values of the reporting units all three of the traditional valuation approaches, the income approach, the market approach and the asset-based approach, were considered. The fair values of the reporting units were calculated using the income approach, determined by discounting expected future cash flows. This method was chosen because it specifically considers the operations, opportunities and risks applicable to the reporting units. The market approach, specifically the guideline public company method, was also considered. However, the reporting units' direct competitors are either subsets of large corporate entities or are privately held. Therefore, there was limited comparability between the reporting units and the potential guideline public companies. Accordingly, the guideline public company method was utilized only as a reasonableness test for the results from the income approach. Finally, the asset-based approach was also considered; however, it was not utilized because it does not consider the income producing/going concern nature of the reporting units' assets.

        As discussed above, the fair values of the reporting units were calculated primarily using discounted expected future cash flows. There are many estimates and assumptions involved in preparing those expected future cash flows, including most significantly the weighted average cost of capital used to discount future cash flows, anticipated long-term growth rates, future profit margins, working capital requirements and required capital expenditures. Management used its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized; however, as with any such valuation process, it is probable that actual results will differ from these estimates and differences can be material. Materially different input estimates and assumptions would necessarily result in materially different calculations of discounted expected future cash flows and reporting unit fair values and materially different goodwill impairment estimates. Based on currently available information and results of operations, management currently believes the likelihood of material goodwill impairments in the near future is remote.

        Income Taxes.    Significant estimates and judgments are routinely required in the calculation of our income tax provisions. As of September 30, 2010, our net deferred income tax position was near $0. Beginning in 2011, we have recorded a full valuation allowance on our net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets in 2011, 2012 or 2013, except to the extent of 2013 earnings. We recorded a minimal income tax benefit in 2011 and approximately $0.7 million and $3.9 million of income tax expense in 2012 and 2013, respectively.

        The reported income tax rate for 2011 of near 0% and the negative income tax rate of (3)% for 2012 were due to the combination of not recognizing benefit for pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where we generated taxable income. The reported 32% rate for 2013 was also due primarily to the combination of recognizing benefit for deferred tax assets only to the extent of 2013 earnings plus state income taxes in certain state jurisdictions.

        A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of our deferred tax assets, most of which relate to NOL and tax credit carryforwards, is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that we do not meet the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required.

        During 2014, we may realize a three-year cumulative accounting profit. If this occurs, we will also consider other positive and negative evidence such as current financial performance, financial and taxable income projections on a jurisdiction by jurisdiction basis, the market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. In determining future taxable income, we utilize many assumptions, including amounts of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

        As of September 30, 2013, we had approximately $4.6 million of gross unrecognized income tax benefits related to uncertain tax positions. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions and we currently have open tax years subject to examination by the IRS for the years 2010 through 2012 and by other taxing authorities for the years 2009 through 2012. We recently completed an audit by the IRS for 2009 which did not result in any material impact to earnings from continuing operations. However, the completion of this audit did result in a tax benefit of approximately $2.7 million in discontinued operations related to the reversal of unrecognized tax benefits. It is not possible to predict the outcome of future audits by the IRS or any other taxing authority.

        We recognize potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of our unrecognized income tax benefits could change significantly within the next 12 months. These changes could be the result of our ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

        Litigation.    We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 15 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position.

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

        We incurred approximately $16.5 million, $4.1 million and $3.3 million of expense for legal matters in 2011, 2012 and 2013, respectively. Historically, until 2011, costs paid to outside legal counsel have comprised a majority of our litigation-related costs. We currently believe the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and have recorded a liability as of September 30, 2013 of $16.0 million, of which $15.0 million was incurred in 2011. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Our outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

        The specific matters discussed in Note 15 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amounts accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimates of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

        The information set forth below compares our operating results for the year ended September 30, 2013 (2013) with operating results for the year ended September 30, 2012 (2012). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

        Summary.    Our total revenue for 2013 was $702.6 million, up 11% from $632.8 million for 2012. Gross profit increased 10%, from $175.1 million in 2012 to $192.5 million in 2013. Operating income increased 58% from $34.4 million in 2012 to $54.4 million in 2013, and the 2012 loss from continuing operations of $(26.4) million, or a diluted loss per share of $(0.43), turned positive in 2013 and resulted in income of $8.3 million, or $0.12 per diluted share. The 2012 net loss including discontinued operations of $(62.2) million, or a diluted loss per share of $(1.02), also turned positive in 2013 with net income of $7.1 million, or $0.10 per diluted share, in 2013.

        Revenue and Gross Margins.    The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

        Light Building Products Segment.    Sales of light building products in 2013 were $394.3 million with a corresponding gross profit of $111.2 million. Sales of light building products in 2012 were $339.6 million with a corresponding gross profit of $98.0 million. Our stone product group benefitted from strength in new residential construction, and our block product group benefitted from new product introductions and a strong Texas economy. This growth was partially offset by a decline in organic revenue from our siding product group, which has more exposure to the repair and remodel end market than to new housing and which was impacted by poor weather conditions during 2013, particularly in the upper Midwest and Northeast. The Kleer Lumber acquisition added $28.6 million in revenues in 2013. The decline in gross margin in 2013 was primarily attributable to a change in revenue mix. Revenue growth in our lower-margin block and trim board products, combined with a decline in revenue in the higher-margin siding products, resulted in a revenue mix that had lower overall margins in 2013 when compared to 2012.

        The significant weakness in the new housing and residential remodeling markets which began several years ago eased somewhat during 2013. According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. However, new housing starts were only 0.6 million units and 0.8 million units in calendar 2011 and 2012, respectively. Further, during the last 50 years, the five years with the lowest number of housing starts were the five calendar years 2008 through 2012. In August 2013, the seasonally-adjusted annual number of new housing starts was 0.9 million units, according to the NAHB. Also impacting some of our product offerings is a continuing weakness in the repair and remodel end markets.

        Even though there seems to be a general consensus that a housing market rebound is in process, there are significant regional differences in the strength of this improvement. For example, the recovery has been much more robust in some areas of the U.S., such as parts of the South and West, as compared to other regions such as the Northeast and Midwest, where growth has been minimal. Such regional differences in the health of the housing market can impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements and cost reductions have tempered somewhat the impact of the severe slowdown in the housing market;

however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

        Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still well below the 10- and 50-year averages. Also, according to a 2013 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average between approximately 1.2 million and 1.4 million units a year from 2010 to 2020.

        Heavy Construction Materials Segment.    Heavy construction materials revenues for 2013 were $293.0 million with a corresponding gross profit of $73.0 million. Heavy construction materials revenues for 2012 were $281.7 million with a corresponding gross profit of $71.5 million. Revenue increased due to both higher product sales and improved site service revenue, even though the U.S. infrastructure construction industry remains weak by historical standards. The shipped volume of high-value fly ash declined slightly from 2012 to 2013, but was more than offset by price increases. The decrease in gross margin was primarily due to geographic changes in fly ash sales, and to non-recurring high-margin project revenue recorded in 2012.

        According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 9.0% over calendar 2011 and cement consumption will increase 4.0% in calendar 2013, with most of the 2013 growth caused by gains in the residential construction market. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In its most recent report in September 2013, the PCA estimated growth rates of 9.7% for both calendar 2014 and 2015 and 11.0% for calendar 2016. The PCA predicted an increase in local spending on public construction beginning in calendar 2016, the key for which is road construction, which accounts for the largest area of public cement consumption.

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

        We currently believe that it is likely that the EPA will attempt to issue new regulations surrounding the disposal of fly ash by no earlier than December 2014. Alignment of new water standards with proposed CCP disposal rules "could provide strong support for a conclusion that regulation of [coal combustion products] under RCRA [Resource Conservation and Recovery Act] Subtitle D would be adequate." Based on the EPA's statements, we believe that the new regulations will be structured with CCPs being regulated under RCRA Subtitle D. The D.C. Federal District Court recently ordered the EPA to submit within 60 days its timeline for the review and if necessary, modification of fly ash disposal regulations. We will have greater certainty as to the timing of any new regulations after the Court makes its final determination. The Senate has not yet taken up the fly ash disposal bill passed by the House, H.R. 2218, the "Coal Residuals Reuse and Management Act of 2013." We believe that the

House bill adequately protects human health and the environment and meets all reasonable standards necessary for the safe disposal of CCPs.

        Energy Technology Segment.    Energy technology segment revenues for 2013 were $15.3 million with a corresponding gross profit of $8.3 million. Revenues for 2012 were $11.5 million with a corresponding gross profit of $5.6 million. Following the decision to sell the coal cleaning business in 2011 and the sale of our interest in the Blue Flint ethanol plant in 2012, our energy technology segment currently consists primarily of operations related to HCAT, our heavy oil upgrading catalyst. The increases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which are currently using HCAT.

        Operating Expenses.    Amortization of intangible assets was not materially different between 2012 and 2013 because the increased amortization for the acquired Kleer Lumber intangible assets offset most of the decrease in amortization expense for assets that have been fully amortized. Selling, general and administrative expenses also did not change materially from 2012 to 2013 as the costs related to Kleer Lumber's operations subsequent to the date of acquisition, along with $0.9 million of costs related to the Kleer Lumber acquisition, were offset by a decrease in cash-based compensation tied to stock price movement. In 2012, we recorded $2.1 million of restructuring costs as a result of actions taken in 2011 to lower operating costs and improve operational efficiency, primarily in the light building products segment, all as described in Note 14 to the consolidated financial statements. This restructuring effort was completed in the March 2012 quarter and no additional restructuring costs related to the 2011 actions have been incurred since that time.

        Other Income and Expense.    For 2013, we reported net other expense of $42.2 million, compared to net other expense of $60.2 million for 2012. The decrease of $18.0 million was comprised of a decrease in net interest expense of approximately $10.1 million and a decrease in net other expense of approximately $7.9 million. Net interest expense decreased from $52.7 million in 2012 to $42.6 million in 2013, due primarily to a decrease in interest expense related to our convertible senior subordinated notes, including reduced average levels of debt outstanding and routine and accelerated amortization of debt discount and debt issue costs, and a decrease of approximately $1.4 million in premiums paid on early debt repayments in 2013 than in 2012. Interest expense in 2014 is currently expected to total approximately $38.0 million.

        The reduction in net other expense of $7.9 million was primarily the result of approximately $6.2 million of loss in 2012 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012, plus a loss in 2012 of approximately $3.2 million related to another joint venture, partially offset by a decrease of approximately $2.4 million in gains from the early repayment of convertible debt in 2013.

        Income Tax Provision.    See Note 9 to the consolidated financial statements for the reasons for the 32% reported effective income tax rate in 2013 and the negative (3)% rate for 2012, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both years. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of our deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that we do not meet the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. During 2014, we may realize a three-year cumulative accounting profit. If this occurs, we will also consider other positive and negative evidence such as current financial performance, financial and taxable income projections, the market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

        Discontinued Operations.    The loss from discontinued operations in 2013 was approximately $(1.1) million, compared to a loss in 2012 of $(35.8) million. In 2012, we recorded an impairment of the coal cleaning assets totaling $13.0 million. The losses from operations in 2012 also included approximately $9.8 million of non-cash accruals.

        We sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration and an estimated gain of approximately $0.3 million was recognized on that sale. In 2013, we sold the remaining ten facilities and again recognized an estimated gain at the time of sale. Subsequent to the dates of sale in 2012 and 2013, some adjustments of the previously recognized estimated gains on the sales transactions were recognized, all of which have been included in the $0.1 million loss on disposal reported for 2013. We currently expect that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved.

        For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. While maximum potential future production royalties and deferred purchase price on the sales transactions could total more than $50 million, such potential proceeds were not considered in the gain or loss calculations and will be accounted for in future periods when any such amounts are received.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments to us, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of September 30, 2013, we remain contingently liable for some of the assumed obligations and accrued approximately $6.7 million to meet those contingent liabilities if necessary. As reflected in Note 5 to the consolidated financial statements, we also reserved certain receivables due from the buyer until such time as collection is more certain.

        In 2013, we recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods now closed.

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

        Light Building Products Segment.    Sales of light building products in 2012 were $339.6 million with a corresponding gross profit of $98.0 million. Sales of light building products in 2011 were $314.1 million with a corresponding gross profit of $75.7 million. Both our siding and stone product groups benefited from improvements in the new residential construction end markets, driving revenue growth from both price and volume increases. We also believe that some of the product offerings from our siding and stone groups, in particular new products, gained market share. Revenue in our concrete block product group declined in 2012, primarily due to slower school construction in the Texas market, but there was improvement in sales from new products, particularly products sold into retail channels, which increased our participation in residential construction. In 2011, we implemented a major restructuring initiative in the light building products segment that, along with other improvements in the business, positively impacted the gross margin, which increased to 29% in 2012 from 24% in 2011.

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

        Operating Expenses, including Restructuring Costs.    Amortization of intangible assets decreased in 2012 from 2011 due to assets that have been fully amortized. Research and development expenses increased approximately $1.6 million from 2011 to 2012, primarily due to changes in long-term incentive compensation expense tied in part to changes in our stock price. The stock price increased during 2012, but decreased during 2011. Selling, general and administrative expenses decreased approximately $1.6 million, from $111.4 million in 2011 to $109.8 million in 2012. The decrease was primarily attributable to a $13.0 million decrease in litigation expense recognized in 2012 as compared to 2011, as described in Note 15 to the consolidated financial statements, and cost reductions initiated in late 2011, largely offset by increased performance-based compensation in 2012 (which increased by more than $20.0 million over 2011) due to compensation which is tied to improved performance and changes in our stock price.

        In 2011, we recorded $17.9 million of restructuring costs as a result of actions taken in 2011 to lower operating costs and improve operational efficiency. This restructuring effort was completed in the March 2012 quarter.

        Other Income and Expense.    For 2012, we reported net other expense of $60.2 million, compared to net other expense of $121.9 million for 2011. The decrease of $61.7 million was comprised of a decrease in net interest expense of approximately $73.5 million and a decrease in net other income / increase in net other expense of approximately $11.8 million.

        Net interest expense decreased from $126.2 million in 2011 to $52.7 million in 2012 due primarily to approximately $59.0 million of premium related to the 2011 early retirement of our 11 3/8% senior secured notes plus approximately $9.9 million of accelerated debt discount and debt issue costs associated with that early repayment, along with approximately $3.0 million of reduced interest expense from the lower-rate senior debt outstanding in 2012 as compared to the higher-rate senior debt outstanding for most of 2011, all as described in detail in Note 7 to the consolidated financial statements.

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

        Discontinued Operations.    Coal sales of $22.3 million in 2012 were lower than sales of $48.5 million in 2011 due primarily to a curtailment of operations pending the sale of the coal cleaning assets. Due to low capacity utilization, idled facilities and feedstock issues, the cost of revenue and operating expenses for the coal cleaning business exceeded revenues in both years. In addition, we recorded $72.0 million of impairments of the coal cleaning assets in 2011 and a $13.0 million impairment in 2012. We sold one coal cleaning facility in 2012, recognizing a gain of approximately $0.3 million.

Impact of Inflation and Related Matters

        In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride and cement in the light building products segment. Beginning in 2011, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that costs for raw materials and other commodities such as fuels, along with the prices of other goods and services, could continue to increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

Liquidity and Capital Resources

        Summary of Cash Flow Activities.    Net cash provided by operating activities during the year ended September 30, 2013 (2013) was approximately $58.6 million, compared to net cash provided by operating activities during the year ended September 30, 2012 (2012) of approximately $46.2 million. The primary difference in operating cash flows between the two periods related to the change of approximately $69.4 million from a net loss in 2012 to net income in 2013, due to improved results in both continuing operations and in discontinued operations. There was a reduction in operating cash flows from 2012 to 2013 of approximately $26.9 million due to lower non-cash expenses such as accelerated amortization of debt issue costs and debt discount, asset impairments, restructuring costs and losses of unconsolidated joint ventures. The third significant difference in operating cash flows between 2012 and 2013 was a decrease of approximately $30.1 million related to changes in working capital accounts. In 2013, more cash was used to pay accrued liabilities, particularly compensation-related obligations, because those liabilities were much higher at September 30, 2012 than they were at September 30, 2011.

        In 2013, our primary investing activity consisted of the Kleer Lumber acquisition. Purchases of property, plant and equipment were approximately $26.4 million in 2012 and $29.1 million in 2013. In 2012, we had $18.5 million of proceeds from the sale of our equity interest in the Blue Flint joint venture, and in 2013 we had $4.8 million of proceeds from the sale of our discontinued operations, compared to $2.0 million in 2012. In 2012, our primary financing activity was approximately

$36.3 million of payments on long-term debt, and in 2013 our primary financing activities consisted of approximately $78.0 million of net proceeds from the issuance of common stock and $47.4 million of payments on long-term debt. More details about these and other investing and financing activities are provided in the following paragraphs.

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

        In both 2012 and 2013, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in 2014 for both maintenance and growth are currently expected to be in the range of $40 million, as compared to approximately $30 million incurred during each of the past three years. Funding for 2014 capital expenditures is expected to come from working capital. As of September 30, 2013, we were committed to spend approximately $2.4 million on capital projects that were in various stages of completion.

        As noted earlier, in 2011, we assessed the strategic fit of our various operations and decided to divest of the coal cleaning business which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility in 2012 and the remaining ten facilities in 2013 for proceeds of approximately $2.0 million and $4.8 million, respectively. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Such potential proceeds were not considered in the gain or loss calculations and will be accounted for in future periods when any such amounts are received.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of September 30, 2013, we remain contingently liable for some of the assumed obligations and accrued approximately $6.7 million to meet those contingent liabilities if necessary. As reflected in Note 5 to the consolidated financial statements, we also reserved certain receivables due from the buyer until such time as collection is more certain.

        We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. We have also invested in joint ventures accounted for using the equity method of accounting, one of which was sold in 2010 and one of which was sold in 2012. We do not currently have plans to significantly increase our investments in any of the remaining joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. Until the ABL Revolver was amended in November 2013, acquisitions were limited to total cumulative consideration of $30.0 million during the original five-year term, and $10.0 million annually. A waiver of this limitation was received for the Kleer Lumber acquisition. As amended, the ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

        Financing Activities.    In 2013, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber.

        In several transactions in 2013, we repurchased and canceled approximately $47.4 million in aggregate principal amount of the 2.50% convertible senior subordinated notes for cash consideration of approximately $47.7 million. The premiums plus accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense.

        In 2012, we issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. The 8.75% notes have a maturity date of February 2016, two years after the maturity date of the 2.50% notes, which extended maturity date was the primary reason for issuing the 8.75% notes. The 2016 maturity date for the 8.75% notes better matched our projected generation of free cash flow. Other than the different interest rate and two-year extended maturity date, the terms of the 8.75% notes are similar in all material respects to the terms of the 2.50% notes.

        Also in 2012, we repurchased and canceled approximately $38.2 million in aggregate principal amount of convertible senior subordinated notes for cash consideration of approximately $37.5 million in several different transactions. Terms of repayment for some of these transactions included premiums totaling approximately $1.7 million, which were charged to interest expense. For certain other transactions, gains totaling approximately $2.5 million were recognized and recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense.

        All of the outstanding 2.50% convertible notes mature in February 2014, and our other outstanding debt matures from 2016 through 2019. We believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the due dates. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

        We were in compliance with all debt covenants as of September 30, 2013. The senior secured notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

        There have been no borrowings under the ABL Revolver since it was entered into in October 2009. The ABL Revolver has a termination date of October 2018, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the amount of notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

        As of September 30, 2013, availability under the ABL Revolver was approximately $47.3 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of September 30, 2013, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 0.9. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. See Note 7 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

        In February 2012, we filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the above-described issuance of common stock, there is approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering can commence under the registration statement.

        Working Capital.    As of September 30, 2013, our working capital was $95.3 million (including $75.3 million of cash and cash equivalents) compared to $73.5 million as of September 30, 2012. We currently expect operations to produce positive cash flow during 2014 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

        Income Taxes.    Cash outlays for income taxes were less than $3.0 million for both 2012 and 2013. As of September 30, 2013, our NOL and capital loss carryforwards totaled approximately $78.1 million (tax effected). The U.S. and state NOLs and capital losses expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of September 30, 2013, which expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

        Summary of Future Cash Requirements.    Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of repayment of the 2.50% convertible notes ($7.7 million), interest payments on long-term debt and capital expenditures. In subsequent periods, significant cash requirements will include the repayment of other debt, but not prior to February 2016. See Note 15 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Legal Matters

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 15 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Off-Balance Sheet Arrangements

        As described in Note 15 to the consolidated financial statements, we have operating leases for certain facilities and equipment. Other than operating leases, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

        The following table presents a summary by period of our contractual cash obligations as of September 30, 2013.

	Payments due by Fiscal Year
(in millions)	Total	2014	2015 - 2016	2017 - 2018	After 2018
Senior secured notes	$400.0	$0	$0	$0	$400.0
Convertible senior subordinated notes	57.5	7.7	49.8	0	0

Total long-term debt	457.5	7.7	49.8	0	400.0
Interest payments on long-term debt	178.0	34.9	66.8	61.0	15.3
Unconditional purchase obligations	117.2	12.5	23.9	18.4	62.4
Operating lease obligations	85.5	26.3	35.6	14.6	9.0
Other long-term obligations	25.1	12.4	12.1	0.6	0

Total contractual cash obligations	$863.3	$93.8	$188.2	$94.6	$486.7

        As disclosed in Note 7 to the consolidated financial statements, we have no borrowings under our ABL Revolver as of September 30, 2013. The ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

        As of September 30, 2013, we had approximately $7.4 million of unrecognized income tax benefits, including $2.6 million of potential interest and penalties. Due to the number of years under audit and the matters being examined, at the current time an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

        Reference is made to the caption "Compensation Arrangements" in Note 15 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, executive change in control agreements, cash performance unit awards and cash-settled SARS. Amounts in addition to those included in the table above could become obligations under the terms of those agreements, depending upon the outcomes of the future events described in Note 15.

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 15. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We have recorded a liability of $16.0 million as of September 30, 2013 for all legal matters, however, it is not possible to know what amounts will ultimately be paid, nor the time periods any such payments will occur and accordingly, no amounts for legal matters have been included in the table above. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position. Final resolutions of these matters could affect the amounts included in the table.

Recent Accounting Pronouncements

        See Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

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

        Cash Performance Unit Awards.    As described in Note 15 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during 2012. During 2012, we recorded approximately $9.6 million of expense for the 2012 performance unit awards, calculated based on the consolidated cash flow achieved for the year and an increase in the stock price between September 30, 2011 and September 30, 2012.

        During 2013, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during 2013, with terms similar to those for the 2012 awards. During 2013, we recorded approximately $4.8 million of expense for the 2013 performance unit awards, calculated based on the consolidated cash flow achieved for the year and an increase in the stock price between September 30, 2012 and September 30, 2013.

        Subsequent to September 30, 2013, the Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during 2014, again with terms similar to those for the 2012 and 2013 awards, with one added feature that provides for potential further adjustment based on cash flows generated in 2015 and 2016. Changes in our cash flow generation as well as changes in the stock price through September 30, 2014 will result in adjustment of the expected liability as of September 30, 2014, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter through September 30, 2014. Changes in the stock price can result in an increase or decrease in the estimated September 30, 2014 payout liability; however, any adjustments are also dependent upon the amount of cash flow generated during 2014. Potential adjustments to the 2014 expense may also occur in 2015 and 2016, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of September 30, 2013. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed by us at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2013, $1.1 million has been accrued for outstanding awards because the stock price at September 30, 2013 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

        In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of September 30, 2013, with terms similar to those described above. Approximately $4.9 million has been accrued for outstanding awards as of September 30, 2013. Changes in our stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

        If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in our stock price of $1.00 would result in an increase or decrease of approximately $1.0 million in the ultimate payout liability.

        The portion of total cash-based compensation expense (benefit) resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $(1.1) million, $12.3 million and $5.6 million in 2011, 2012 and 2013, respectively.

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

        Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2013 at the above-described reasonable assurance level.

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

        Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2013.

        BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited Headwaters Incorporated's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2012 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2013 and our report dated November 19, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
November 19, 2013

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The applicable information to be set forth under the captions "Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1—Election of Directors" in our Proxy Statement to be filed in January 2014 for the Annual Meeting of Stockholders to be held in 2014 (the "Proxy Statement"), is incorporated herein by reference.

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

  3.
  Listing of Exhibits

        For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
1.1	Underwriting Agreement dated as of December 18, 2012	(32)
2.1	Asset Purchase Agreement by and among Tapco International Corporation and Kleer Lumber, Inc. and Louis H. Price, Walter F. Valentine and Jo-Anne G. Price, dated as of December 14, 2012	(31)
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(5)
3.1.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Headwaters dated February 24, 2011	(20)
3.2.5	Amended and Restated By-Laws of Headwaters	(7)
3.2.6	Amendment of Amended and Restated By-Laws of Headwaters	(14)
4.1	Indenture dated as of January 22, 2007 between Headwaters and Wilmington Trust FSB, as Trustee, relating to 2.50% Convertible Senior Subordinated Notes due 2014	(8)
4.3	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(8)
4.4	Letter Agreement dated as of January 16, 2007 between Headwaters and JP Morgan Chase Bank	(8)

Exhibit No.	Description	Location
4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the sole administrative agent, arranger and collateral agent, and the lenders named therein	(22)
4.9.1	First Amendment to Loan and Security Agreement among certain Headwaters subsidiaries and various lenders and First Amendment to Guaranty and Security Agreement, dated as of December 10, 2010	(18)
4.9.2	Second Amendment to Loan and Security Agreement and Second Amendment to Guaranty and Security Agreement, dated as of February 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(19)
4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(23)
4.9.4	Fourth Amendment to Loan and Security Agreement and Third Amendment to Guaranty and Security Agreement, dated as of December 29, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(25)
4.9.5	Fifth Amendment to Loan and Security Agreement and Fourth Amendment to Guaranty and Security Agreement, dated as of April 26, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(27)
4.9.6	Sixth Amendment to Loan and Security Agreement, dated as of May 8, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(28)
4.9.7	Seventh Amendment to Loan and Security Agreement, dated as of December 13, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(31)
4.9.8	Eighth Amendment to Loan and Security Agreement and Fifth Amendment to Guaranty and Security Agreement, dated as of November 6, 2013 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(34)
4.10	Indenture related to the 7 5/8% Senior Secured Notes due 2019, dated as of March 11, 2011, among Headwaters, the guarantors named therein and Wilmington Trust FSB as trustee and collateral agent (including forms of 7 5/8% Senior Secured Notes due 2019)	(21)
4.11	Indenture dated as of June 7, 2012 between Headwaters and Wells Fargo Bank, N.A., as Trustee, relating to 8.75% Convertible Senior Subordinated Notes due 2016	(29)
10.60	Employment Agreement with Kirk A. Benson dated as of 30 July 2012	(30)
10.103	Employment agreement dated December 8, 2010 between Headwaters and Donald P. Newman	(17)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
14	Code of Ethics	(4)
21	List of Subsidiaries of Headwaters	*

Exhibit No.	Description	Location
23	Consent of BDO USA, LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 5 November 2011	(25)
99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)
99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)
99.4	2002 Stock Incentive Plan	(3)
99.7	2003 Stock Incentive Plan	(2)
99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	(13)
99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	(12)
99.12	Audit Committee Charter, dated December 19, 2008	(12)
99.13	Compensation Committee Charter, dated 5 June 2013	(33)
99.17	Form of 2006 Executive Change in Control Agreement	(6)
99.17.1	Form of (first) Amendment to 2006 Executive Change in Control Agreement	(16)
99.17.2	Form of (second) Amendment to 2006 Executive Change in Control Agreement	(24)
99.17.3	Form of 2011 Executive Change in Control Agreement	(24)
99.18	Amended Deferred Compensation Plan	(9)
99.20	Stock Appreciation Right Agreement (November 2007)	(10)
99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(10)
99.21	Restricted Stock Award Agreement (November 2007)	(10)
99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(10)
99.22	2012 Executive Master Bonus Plan	(26)
99.23	Broad-Based Management Bonus Plan	(27)
99.24	Form of Common Stock Certificate	(11)
99.25	Form of Performance Unit Award Agreement (October 2008)	(12)
99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	(12)
99.29	2010 Incentive Compensation Plan	(15)
99.29.1	Amendment No. 1 to 2010 Incentive Compensation Plan	(26)
99.30	Form of Performance Unit Award Agreement (April 2010)	(15)

Exhibit No.	Description	Location
99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)	(16)
99.34	Director's Deferred Compensation Plan	(27)
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

(31)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 14, 2012, filed December 17, 2012.

(32)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 18, 2012, filed December 26, 2012.

(33)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013.

(34)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated November 6, 2013, filed November 12, 2013.
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
Date: November 19, 2013

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 19, 2013
/s/ DONALD P. NEWMAN Donald P. Newman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 19, 2013
/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 19, 2013

SIGNATURE	TITLE	DATE

/s/ RAYMOND J. WELLER Raymond J. Weller	Director	November 19, 2013
/s/ R SAM CHRISTENSEN R Sam Christensen	Director	November 19, 2013
/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 19, 2013
/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 19, 2013
/s/ GRANT E. GUSTAFSON Grant E. Gustafson	Director	November 19, 2013
/s/ SYLVIA SUMMERS Sylvia Summers	Director	November 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2012 and 2013 and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 19, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
November 19, 2013

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$53,782	$75,316
Trade receivables, net	102,006	109,868
Inventories	31,588	37,383
Deferred income taxes	10,873	14,036
Assets held for sale	5,864	0
Other	10,583	7,280

Total current assets	214,696	243,883

Property, plant and equipment, net	159,706	159,619

Other assets:
Intangible assets, net	143,911	139,797
Goodwill	116,671	137,198
Assets held for sale	7,807	0
Other	38,146	43,512

Total other assets	306,535	320,507

Total assets	$680,937	$724,009

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$17,477	$21,810
Accrued personnel costs	47,048	47,746
Accrued interest	16,267	16,077
Current income taxes	790	120
Liabilities associated with assets held for sale	8,640	0
Other accrued liabilities	50,946	55,268
Current portion of long-term debt	0	7,553

Total current liabilities	141,168	148,574

Long-term liabilities:
Long-term debt	500,539	449,420
Income taxes	22,079	24,637
Liabilities associated with assets held for sale	9,966	0
Other	10,314	16,968

Total long-term liabilities	542,898	491,025

Total liabilities	684,066	639,599

Commitments and contingencies
Stockholders' equity (net capital deficiency):
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 61,146 shares at September 30, 2012 (including 24 shares held in treasury) and 73,149 shares at September 30, 2013 (including 65 shares held in treasury)	61	73
Capital in excess of par value	640,047	720,828
Retained earnings (accumulated deficit)	(643,109)	(635,972)
Treasury stock	(128)	(519)

Total stockholders' equity (net capital deficiency)	(3,129)	84,410

Total liabilities and stockholders' equity (net capital deficiency)	$680,937	$724,009

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share amounts)	2011	2012	2013
Revenue:
Light building products	$314,062	$339,632	$394,324
Heavy construction materials	253,300	281,672	293,000
Energy technology	20,602	11,483	15,252

Total revenue	587,964	632,787	702,576
Cost of revenue:
Light building products	238,377	241,669	283,128
Heavy construction materials	193,006	210,158	219,996
Energy technology	10,648	5,893	6,970

Total cost of revenue	442,031	457,720	510,094

Gross profit	145,933	175,067	192,482
Operating expenses:
Amortization	22,359	20,675	20,230
Research and development	6,451	8,006	7,330
Selling, general and administrative	111,358	109,838	110,511
Restructuring costs	17,930	2,145	0

Total operating expenses	158,098	140,664	138,071

Operating income (loss)	(12,165)	34,403	54,411
Other income (expense):
Net interest expense	(126,252)	(52,678)	(42,566)
Other, net	4,314	(7,493)	364

Total other income (expense), net	(121,938)	(60,171)	(42,202)

Income (loss) from continuing operations before income taxes	(134,103)	(25,768)	12,209
Income tax benefit (provision)	171	(661)	(3,924)

Income (loss) from continuing operations	(133,932)	(26,429)	8,285
Loss from discontinued operations, net of income taxes	(95,989)	(35,819)	(1,148)

Net income (loss)	$(229,921)	$(62,248)	$7,137

Basic and diluted income (loss) per share:
From continuing operations	$(2.21)	$(0.43)	$0.12
From discontinued operations	(1.59)	(0.59)	(0.02)

	$(3.80)	$(1.02)	$0.10

See accompanying notes.

HEADWATERS INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

						Total stockholders' equity (net capital deficiency)
	Common stock			Retained earnings (accumulated deficit)
			Capital in excess of par value		Treasury stock and other
(in thousands)	Shares	Amount
Balances as of September 30, 2010	60,490	$60	$633,171	$(350,940)	$(350)	$281,941
Issuance of common stock pursuant to employee stock purchase plan	250	1	718			719
Issuance of restricted stock, net of cancellations	186	0				0
Exercise of stock appreciation rights	21	0				0
Stock-based compensation			3,658			3,658
Other					339	339
Net loss for the year ended September 30, 2011				(229,921)		(229,921)

Balances as of September 30, 2011	60,947	61	637,547	(580,861)	(11)	56,736

Issuance of common stock pursuant to employee stock purchase plan	212	0	635			635
Restricted stock cancellations	(13)	0				0
Stock-based compensation			1,737			1,737
24 share increase in treasury stock held for deferred compensation plan obligations, at cost			128		(128)	0
Other					11	11
Net loss for the year ended September 30, 2012				(62,248)		(62,248)

Balances as of September 30, 2012	61,146	61	640,047	(643,109)	(128)	(3,129)

Issuance of common stock, net of offering costs of $5,418	11,500	12	77,945			77,957
Issuance of common stock pursuant to employee stock purchase plan	101	0	742			742
Exercise of stock appreciation rights and restricted stock units	250	0				0
Issuance of restricted stock, net of cancellations	152	0				0
Stock-based compensation			1,703			1,703
Net 41 share increase in treasury stock held for deferred compensation plan obligations, at cost			391		(391)	0
Net income for the year ended September 30, 2013				7,137		7,137

Balances as of September 30, 2013	73,149	$73	$720,828	$(635,972)	$(519)	$84,410

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2011	2012	2013
Cash flows from operating activities:
Net income (loss)	$(229,921)	$(62,248)	$7,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,230	51,481	52,317
Interest expense related to amortization of debt issue costs and debt discount	20,069	14,184	5,841
Stock-based compensation	3,658	1,737	1,703
Deferred income taxes	(34)	198	698
Net gain on disposition of property, plant and equipment	(329)	(538)	(649)
Loss (gain) on sale of discontinued operations, net of income taxes	0	(267)	55
Gain on convertible debt repayments	0	(2,479)	(35)
Asset impairments and non-cash restructuring costs	86,702	13,166	0
Net loss (gain) of unconsolidated joint ventures	(3,990)	9,314	0
Increase in trade receivables	(1,986)	(9,792)	(5,035)
Decrease in inventories	3,233	2,954	2,221
Increase (decrease) in accounts payable and accrued liabilities	9,336	27,443	(4,218)
Other changes in operating assets and liabilities, net	(2,682)	1,016	(1,472)

Net cash provided by (used in) operating activities	(51,714)	46,169	58,563

Cash flows from investing activities:
Payments for acquisitions	(2,466)	(996)	(43,250)
Purchase of property, plant and equipment	(27,381)	(26,447)	(29,119)
Proceeds from disposition of property, plant and equipment	556	1,261	791
Proceeds from sale of discontinued operations	0	2,000	4,813
Proceeds from sale of interests in joint ventures	0	18,522	0
Net change in other assets	(381)	(748)	(1,608)

Net cash used in investing activities	(29,672)	(6,408)	(68,373)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	0	77,957
Net proceeds from issuance of long-term debt	392,942	0	0
Payments on long-term debt	(352,449)	(36,334)	(47,355)
Debt issue costs	0	(1,090)	0
Employee stock purchases	719	635	742

Net cash provided by (used in) financing activities	41,212	(36,789)	31,344

Net increase (decrease) in cash and cash equivalents	(40,174)	2,972	21,534
Cash and cash equivalents, beginning of year	90,984	50,810	53,782

Cash and cash equivalents, end of year	$50,810	$53,782	$75,316

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertible senior subordinated notes	$0	$49,791	$0
Increase in accrued liabilities for acquisition-related commitment	0	1,467	0
Supplemental disclosure of cash flow information:
Cash paid for interest	$106,925	$38,809	$37,100
Cash paid for income taxes	3,370	1,391	2,537

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

        The heavy construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily used as a mineral admixture for the partial replacement of portland cement in concrete. Headwaters' heavy construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

        In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and the results of Headwaters' coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its upgrading technology represents a substantial improvement over current heavy oil refining technologies. Headwaters' heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products.

        Headwaters' fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters' fiscal year rather than a calendar year.

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of ASC Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. As of September 30, 2013, there are no material variable interest entities or equity-method investments. All significant intercompany transactions and accounts are eliminated in consolidation.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

        Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. Additional information about these segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and less than 10% of Headwaters' revenue was from sales outside the United States. Approximately 12%, 13% and 12% of Headwaters' total revenue and cost of revenue was for services in 2011, 2012 and 2013, respectively. Substantially all service-related revenue for all periods was in the heavy construction materials segment. Headwaters normally purchases a majority of the polypropylene and poly vinyl chloride (PVC) used in its resin-based building products from a single supplier; however, polypropylene and PVC could be obtained from other suppliers if necessary and management currently believes any such change in suppliers would not be materially disruptive.

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

September 30, 2013

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

        Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Except for one intangible asset which has an indefinite life and is not amortized, intangible assets are amortized using the straight-line method, Headwaters' best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 6, in accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment. Amortizable intangible assets are tested for impairment only when an indicator of impairment exists.

        Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including intangible assets and goodwill, as well as the related amortization periods, to determine whether adjustments to carrying amounts or to estimated useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As more fully described in Notes 4 and 14, asset impairment charges for long-lived assets, primarily related to discontinued operations, were recorded in 2011 and 2012.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

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

        Asset Retirement Obligations—Headwaters has asset retirement obligations associated with the restoration of certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset's useful life. As of September 30, 2012 and 2013, asset retirement obligations totaled approximately $8.3 million and $0, respectively. A majority of the 2012 obligations related to discontinued operations and were assumed by one of the buyers of the coal cleaning facilities. However, as described in Note 4, Headwaters has recorded a liability for certain of the reclamation obligations assumed by that buyer for which Headwaters remains contingently liable.

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

        Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

advertising costs were approximately $6.9 million, $5.9 million and $6.2 million in 2011, 2012 and 2013, respectively.

        Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $1.9 million, $1.2 million and $1.5 million in 2011, 2012 and 2013, respectively.

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

        Stock-Based Compensation—Headwaters uses the fair value method of accounting for stock-based compensation required by ASC Topic 718 Compensation—Stock Compensation. ASC Topic 718 requires companies to expense the value of equity-based awards. Stock-based compensation expense is reported within the same expense line items as used for cash compensation expense. Excess tax benefits resulting from exercise of stock options and stock appreciation rights (SARs) are reflected as necessary in the consolidated statement of changes in stockholders' equity and in financing cash flows in the statement of cash flows.

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

        The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the "graded vesting" or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 2% to 4% during 2011 through 2013. As of September 30, 2013, the estimated forfeiture rate for most unvested awards was 2% per year.

        Earnings per Share Calculation—Earnings per share (EPS) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

2. Summary of Significant Accounting Policies (Continued)

of outstanding stock-based awards calculated using the treasury stock method, and the assumed conversion of convertible securities using the if-converted method, when such stock-based awards or convertible securities are dilutive.

        In accordance with the requirements of ASC Topic 260 Earnings Per Share, the diluted EPS calculations consider all of the following as assumed proceeds in using the treasury stock method to calculate whether and to what extent options and SARs are dilutive: i) the amount employees must pay upon exercise; plus ii) the average amount of unrecognized compensation cost during the period attributed to future service; plus iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital if the award were to be exercised.

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

3. Segment Reporting

        Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 4, in September 2011 Headwaters committed to a plan to sell its coal cleaning business and, as of September 30, 2013, all coal cleaning facilities have been sold. Coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

        The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as Adjusted EBITDA. Headwaters defines Adjusted EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, cash-based compensation tied to stock price, goodwill and other impairments, and other non-routine adjustments that arise from time to time.

        Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, research and development, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

3. Segment Reporting (Continued)

allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, intangible assets and goodwill. Certain other assets are included in the Corporate column. The operating results of the discontinued coal cleaning business are not included in the energy technology segment results included in the tables below but the net results are reflected in the single line item for discontinued operations. The energy technology segment assets in 2011 and 2012 include the coal cleaning assets held for sale.

	2011
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$314,062	$253,300	$20,602	$0	$587,964

Depreciation and amortization	$(37,747)	$(13,847)	$(2,327)	$(87)	$(54,008)

Operating income (loss)	$(14,751)	$31,304	$(14,387)	$(14,331)	$(12,165)

Net interest expense					(126,252)
Other income (expense), net					4,314
Income tax benefit					171

Loss from continuing operations					(133,932)
Loss from discontinued operations, net of income taxes					(95,989)

Net loss					$(229,921)

Capital expenditures	$14,862	$2,696	$9,823	$0	$27,381

Segment assets	$292,411	$298,584	$101,645	$35,597	$728,237

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

3. Segment Reporting (Continued)

	2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$339,632	$281,672	$11,483	$0	$632,787

Depreciation and amortization	$(35,724)	$(13,322)	$(2,287)	$(148)	$(51,481)

Operating income (loss)	$25,553	$40,254	$(6,045)	$(25,359)	$34,403

Net interest expense					(52,678)
Other income (expense), net					(7,493)
Income tax provision					(661)

Loss from continuing operations					(26,429)
Loss from discontinued operations, net of income taxes					(35,819)

Net loss					$(62,248)

Capital expenditures	$17,707	$5,240	$1,472	$2,028	$26,447

Segment assets	$271,554	$338,753	$36,377	$34,253	$680,937

	2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$394,324	$293,000	$15,252	$0	$702,576

Depreciation and amortization	$(37,065)	$(12,809)	$(2,153)	$(290)	$(52,317)

Operating income (loss)	$34,194	$43,519	$(1,939)	$(21,363)	$54,411

Net interest expense					(42,566)
Other income (expense), net					364
Income tax provision					(3,924)

Income from continuing operations					8,285
Loss from discontinued operations, net of income taxes					(1,148)

Net income					$7,137

Capital expenditures	$21,455	$4,851	$634	$2,179	$29,119

Segment assets	$306,686	$358,684	$34,509	$24,130	$724,009

4. Discontinued Operations

        In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which was part of the energy technology segment. At that time the business met all of the criteria for

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

4. Discontinued Operations (Continued)

classification as held for sale and presentation as a discontinued operation. The assets and liabilities associated with the coal cleaning business are reflected as held for sale in the accompanying consolidated balance sheet as of September 30, 2012. Current assets held for sale consisted primarily of accounts receivable and inventory. Non-current assets held for sale consisted of approximately $1.9 million of property, plant and equipment and $5.9 million of other assets, all of which were recorded at the lower of historical carrying amount or fair value. Liabilities associated with assets held for sale consisted primarily of accrued liabilities. Following the sale of all remaining coal cleaning facilities in January 2013, there are no remaining assets held for sale.

        The results of operations for Headwaters' coal cleaning business have been presented as discontinued operations for all periods presented. Certain summarized information for the discontinued coal cleaning business is presented in the following table.

(in thousands)	2011	2012	2013
Revenue	$48,476	$22,268	$4,386

Loss from operations of discontinued operations before income taxes	$(91,615)	$(36,210)	$(3,752)
Gain (loss) on disposal	0	267	(55)
Income tax benefit (provision)	(4,374)	124	2,659

Loss from discontinued operations, net of income taxes	$(95,989)	$(35,819)	$(1,148)

        During 2011 and 2012, Headwaters recorded impairment charges related to the coal cleaning business totaling $72.0 and $13.0 million, respectively. Headwaters sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration and an estimated gain of approximately $0.3 million was recognized on that sale. In 2013, Headwaters sold its remaining ten facilities and again recognized an estimated gain at the time of sale. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions were recognized, all of which are included in the reported 2013 loss on disposal reflected in the table above. Headwaters currently expects that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved.

        For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. While maximum potential future production royalties and deferred purchase price on the sales transactions could total more than $50 million, such potential proceeds were not considered in the gain or loss calculations and will be accounted for in future periods when any such amounts are received. Headwaters currently expects to continue to recognize in discontinued operations any cash receipts or expenditures related to the former coal cleaning business that are received or paid during 2014.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

4. Discontinued Operations (Continued)

to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of September 30, 2013, Headwaters remains contingently liable for some of the assumed obligations and accrued approximately $6.7 million to meet those contingent liabilities if necessary. As reflected in Note 5, Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain.

        Also in connection with the same sales transaction described above, Headwaters agreed to identify 1.0 million tons of feedstock for one of the sold facilities or be subject to a $7 per ton liability for each ton below the 1.0 million ton obligation that was not identified. As of September 30, 2013, this obligation was met and the related remaining liability was eliminated.

5. Current Assets and Current Liabilities

        Receivables—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2013.

(in thousands)	Balance at beginning of year	Charged to expense	Reclassified to assets held for sale	Accounts written off	Balance at end of year
2011	$3,520	$1,008	$(826)	$(764)	$2,938
2012	2,938	532	0	(1,047)	2,423
2013	2,423	1,302	0	(948)	2,777

        In addition to the allowance for trade receivables, Headwaters also had additional activity of approximately $9.0 million in the allowance account for other receivables, all related to amounts owed to Headwaters by one of the buyers of some of the coal cleaning facilities described in Note 4. This $9.0 million addition represents a 100% reserve on a note receivable and other payments contractually agreed to by the buyer as of September 30, 2013, given the level of uncertainty of collection from the buyer.

        Inventories—Inventories consisted of the following at September 30:

(in thousands)	2012	2013
Raw materials	$8,021	$9,909
Finished goods	23,567	27,474

	$31,588	$37,383

        Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2012	2013
Products and services received but not yet invoiced	$22,183	$24,355
Litigation	18,012	16,012
Other	10,751	14,901

	$50,946	$55,268

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

6. Long-Lived Assets

        Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands of dollars)	Estimated useful lives	2012	2013
Land and improvements	15 - 40 years	$11,761	$11,359
Buildings and improvements	5 - 40 years	59,433	61,760
Equipment and vehicles	3 - 20 years	190,649	204,438
Dies and molds	3 - 20 years	75,265	79,248
Construction in progress	—	9,605	11,608

		346,713	368,413
Less accumulated depreciation		(187,007)	(208,794)

Net property, plant and equipment		$159,706	$159,619

        Depreciation expense was approximately $41.9 million, $30.8 million and $32.1 million in 2011, 2012 and 2013, respectively.

        Intangible Assets—All but one of Headwaters' identified intangible assets are being amortized. The following table summarizes the gross carrying amounts and related accumulated amortization of all intangible assets as of September 30:

		2012		2013
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade name	Indefinite	$0	—	$4,800	—
CCP contracts	20 years	106,400	$53,379	106,400	$58,699
Customer relationships	5 - 15 years	72,464	38,382	83,564	44,129
Trade names	5 - 20 years	67,890	27,105	67,790	30,502
Patents and patented technologies	4 - 19 years	55,102	41,661	55,099	46,954
Other	3 - 17 years	3,760	1,178	3,960	1,532

		$305,616	$161,705	$321,613	$181,816

        The increase in gross carrying amount of intangible assets during 2013 is primarily attributable to assets acquired in the Kleer Lumber acquisition described in Note 12. Total amortization expense related to intangible assets was approximately $22.4 million, $20.7 million and $20.2 million in 2011,

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

6. Long-Lived Assets (Continued)

2012 and 2013, respectively. Total estimated annual amortization expense for 2014 through 2018 is shown in the following table.

Year ending September 30:	(in thousands)
2014	$19,946
2015	15,820
2016	15,563
2017	14,685
2018	14,637

        Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2013.

(in thousands)	Light building products	Heavy construction materials	Total
Balances as of September 30, 2011 and 2012	$672	$115,999	$116,671
Goodwill related to 2013 acquisition	20,527	0	20,527

Balances as of September 30, 2013	$21,199	$115,999	$137,198

        Impairment Testing—In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, Headwaters does not amortize goodwill or indefinite-lived intangible assets, all of which relate to acquisitions. However, Headwaters is required to periodically test these assets for impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing during the fourth quarter using a June 30 test date and a one- to three-step process for goodwill. Headwaters' reporting units for purposes of testing for goodwill impairment are the same as its operating segments.

        Step 1 of goodwill impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is required to be recorded. For the 2011 test date, step 1 of the goodwill impairment test was performed for the heavy construction materials reporting unit with no resulting indications of potential impairment. Accordingly, step 2 was not performed and no impairment charges were necessary.

        Under new accounting rules adopted in 2012, Headwaters evaluates qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step goodwill impairment test. This qualitative evaluation is commonly referred to as "step 0." After assessing the appropriate qualitative factors, only if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, is it necessary to perform step 1 as described above. For the 2012 and 2013 test dates, Headwaters performed a step 0 qualitative evaluation for both the heavy

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

6. Long-Lived Assets (Continued)

construction materials and light building products reporting units and concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

        As of September 30, 2013, Headwaters has only one indefinite-lived intangible asset and it was acquired in 2013 (see Note 12). In future years, Headwaters will perform an annual qualitative assessment of this indefinite-lived intangible asset for potential impairment, similar to the test for goodwill impairment. If, based on the qualitative assessment, it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a calculation of the fair value will be made, which will be compared to the carrying amount. If the carrying amount exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

7. Long-Term Debt

        The total undiscounted face amount of Headwaters' outstanding long-term debt was approximately $504.9 million and $457.5 million as of September 30, 2012 and 2013, respectively. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	2012	2013
7 5/8% Senior secured notes, due April 2019	$400,000	$400,000
Convertible senior subordinated notes:
2.50%, due February 2014 (face amount $55,077 at September 30, 2012 and $7,687 at September 30, 2013), net of discount	51,278	7,553
8.75%, due February 2016 (face amount $49,791), net of discount	49,261	49,420

Total convertible senior subordinated notes, net of applicable discounts	100,539	56,973

Carrying amount of long-term debt, net of discounts	500,539	456,973
Less current portion	0	(7,553)

Long-term debt	$500,539	$449,420

        7 5/8% Senior Secured Notes—In 2011, Headwaters issued $400.0 million of 7 5/8% senior secured notes for net proceeds of approximately $392.8 million. Headwaters used most of the net proceeds to repay the former 11 3/8% senior secured notes. Upon early repayment of the 11 3/8% notes, the remaining unamortized balances of debt discount and debt issue costs related to those notes, aggregating approximately $8.8 million, were written off and charged to interest expense, as was $1.1 million of banking fees related to the tender offer. The 7 5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver described below, currently consisting of certain trade receivables and inventories of Headwaters' light building products and heavy construction materials segments. The notes are senior in priority to all other outstanding and future subordinated debt.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

7. Long-Term Debt (Continued)

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

        The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2013.

        ABL Revolver—Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of September 30, 2013. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters' light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of September 30, 2013, Headwaters had secured letters of credit under terms of the ABL Revolver of approximately $22.7 million for various purposes and had availability under the ABL Revolver of approximately $47.3 million.

        Subsequent to September 30, 2013, the termination date of the ABL Revolver was extended from October 2014 to October 2018. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes (currently November 2013), at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and / or cash collateral is at least equivalent to the amount of notes maturing on such date.

        Outstanding borrowings under the ABL Revolver accrue interest at Headwaters' option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters' average net excess availability under the ABL; or ii) the "Base Rate" plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of September 30, 2013, the interest rate on those borrowings would have been approximately 3.0% (2.5% under the agreement as currently amended).

        The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

7. Long-Term Debt (Continued)

ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of September 30, 2013.

        2.50% Convertible Senior Subordinated Notes Due 2014—The 2.50% convertible senior subordinated notes, which mature in February 2014, are subordinate to the 7 5/8% senior secured notes described above and rank equally with the 8.75% convertible senior subordinated notes described below, as well as any future issuances of senior subordinated debt. The conversion rate for the 2.50% notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters is required to pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters' common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as "fundamental changes."

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

        In 2012, Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. Also in 2012, Headwaters repurchased and canceled $16.0 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $13.5 million. The $2.5 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $1.6 million were charged to interest expense. In 2013, Headwaters repurchased and canceled approximately $47.4 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $47.7 million. The premiums and accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense. As of September 30, 2013, approximately $7.7 million of the 2.50% notes remained outstanding.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

7. Long-Term Debt (Continued)

        8.75% Convertible Senior Subordinated Notes Due 2016—As noted above, in 2012 Headwaters issued approximately $49.8 million of 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes. The 8.75% notes have a maturity date of February 2016 with no early redemption options for either Headwaters or the holders of the notes. Other than the different interest rate and the two-year extended maturity date, the terms of the 8.75% notes, including the significant terms of conversion (substituting December 1, 2015 for the applicable December 1, 2013 dates for the 2.50% notes), are similar in all material respects to the terms of the 2.50% notes as described above. Headwaters' Chairman and CEO was a holder of $1.15 million of the 2.50% notes that were exchanged for 8.75% notes, which exchange was approved by the Board of Directors and occurred under the same terms as for the other exchange participants.

        Former Convertible Senior Subordinated Notes—In addition to the 2.50% notes and 8.75% notes described above, Headwaters had other issues of convertible senior subordinated notes outstanding at various times during 2011 and 2012. All of the outstanding balances of these notes were repaid on or before their maturity dates. Early repayments often required premiums and the acceleration of recognition of unamortized debt discount and debt issue costs. All such premiums and additional interest expense related to these former notes totaled approximately $5.2 million and $2.5 million in 2011 and 2012, respectively.

        Interest and Debt Maturities—During 2011, Headwaters incurred total interest costs of approximately $127.0 million, including approximately $20.1 million of non-cash interest expense. Interest expense for 2011 includes approximately $62.6 million of early repayment premiums, of which $59.0 million related to the retirement of the 11 3/8% senior secured notes. During 2012, Headwaters incurred total interest costs of approximately $53.4 million, including approximately $14.2 million of non-cash interest expense. During 2013, Headwaters incurred total interest costs of approximately $42.9 million, including approximately $5.8 million of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.2% at September 30, 2012 and 7.7% at September 30, 2013.

        Future maturities of long-term debt as of September 30, 2013, including the outstanding 2.50% convertible notes which mature in February 2014, are shown in the following table.

Year ending September 30,	(in thousands)
2014	$7,687
2016	49,791
2019	400,000

Total long-term debt	$457,478

8. Fair Value of Financial Instruments

        Headwaters' financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly,

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

8. Fair Value of Financial Instruments (Continued)

the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

        All of Headwaters' outstanding long-term debt as of September 30, 2012 and 2013 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters' long-term debt as of September 30, 2012 would have been approximately $510.0 million, compared to a carrying value of $500.5 million, and the aggregate fair value as of September 30, 2013 would have been approximately $484.0 million, compared to a carrying value of $457.5 million.

        Fair value "Level 2" estimates for long-term debt were based primarily on price estimates from broker-dealers. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters' common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

9. Income Taxes

        As of September 30, 2010, Headwaters' net deferred income tax position was near $0. Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets in 2011, 2012 or 2013, except to the extent of 2013 earnings. Headwaters recorded a minimal income tax benefit in 2011 and approximately $0.7 million and $3.9 million of income tax expense in 2012 and 2013, respectively.

        The reported income tax rate for 2011 of near 0% and the negative income tax rate of (3)% for 2012 were due to the combination of not recognizing benefit for pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters generated taxable income. The reported 32% rate for 2013 was also due primarily to the combination of recognizing benefit for deferred tax assets only to the extent of 2013 earnings plus state income taxes in certain state jurisdictions.

        A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters' deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During 2014, Headwaters may realize a three-year cumulative accounting profit. If this occurs, Headwaters will also consider other positive and negative evidence such as current financial performance, financial and taxable income projections, the market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of the valuation allowance will favorably impact Headwaters' results of operations in the period of reversal.

        As of September 30, 2013, Headwaters' NOL and capital loss carryforwards totaled approximately $78.1 million (tax effected). The U.S. and state NOLs expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of September 30, 2013, which expire from 2014 to 2033.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

9. Income Taxes (Continued)

        The income tax benefit (provision) consisted of the following for the years ended September 30:

(in thousands)	2011	2012	2013
Current tax benefit (provision):
Federal	$1,109	$1,267	$(1,292)
State	(968)	(1,717)	(1,934)

Total current tax benefit (provision)	141	(450)	(3,226)
Deferred tax benefit (provision):
Federal	30	(211)	(698)
State	0	0	0

Total deferred tax benefit (provision)	30	(211)	(698)

Total income tax benefit (provision)	$171	$(661)	$(3,924)

        The benefit (provision) for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2011	2012	2013
Tax benefit (provision) at U.S. statutory rate	$46,936	$9,019	$(4,273)
State income taxes, net of federal tax effect	(968)	(1,717)	(1,934)
Valuation allowance	(45,310)	(8,913)	3,955
Unrecognized tax benefits	1,110	1,268	(1,245)
Other	(1,597)	(318)	(427)

Income tax benefit (provision)	$171	$(661)	$(3,924)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

9. Income Taxes (Continued)

        The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2012	2013
Deferred tax assets:
NOL and capital loss carryforwards	$69,252	$78,095
Tax credit carryforwards	23,779	25,619
Debt repurchase premium	18,221	15,503
Estimated liabilities	15,819	14,165
Stock-based compensation	9,306	8,127
Reserves and allowances	2,409	5,805
Deferred revenue	584	6,792
Convertible note hedge	1,279	47
Other	1,950	2,137
Valuation allowances	(127,795)	(127,418)

Total deferred tax assets	14,804	28,872
Deferred tax liabilities:
Property, plant and equipment basis differences	(11,066)	(26,065)
Goodwill and intangible asset basis differences	(2,381)	(2,759)
Convertible debt discount	(1,357)	(48)
Indefinite lived intangible asset basis differences	(2,505)	(3,204)

Total deferred tax liabilities	(17,309)	(32,076)

Net deferred tax liability	$(2,505)	$(3,204)

        A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows.

(in thousands)	2011	2012	2013
Gross unrecognized income tax benefits at beginning of year	$11,843	$8,312	$4,872
Changes based on tax positions related to the current year	(872)	(370)	0
Increases for tax positions related to prior years	4,915	560	1,214
Reductions for tax positions related to prior years	(5,365)	(2,073)	(1,439)
Settlements	(1,720)	(65)	(16)
Lapse of statute of limitations	(489)	(1,492)	(79)

Gross unrecognized income tax benefits at end of year	$8,312	$4,872	$4,552

        During 2011 and 2012, Headwaters released approximately $3.4 million and $0.4 million, respectively, of liabilities for interest and penalties. During 2013, Headwaters accrued approximately $0.3 million of liabilities for interest and penalties and as of September 30, 2013, approximately $2.6 million was accrued for the payment of interest and penalties. Changes to the estimated liability

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

9. Income Taxes (Continued)

for unrecognized income tax benefits during 2011 were primarily the result of settlement of the IRS audit for the years 2005 through 2008. Changes to the estimated liability for unrecognized income tax benefits during 2012 were primarily the result of an agreement reached with the IRS regarding its audit of 2009 and the expiration of statute of limitation time periods. Changes to the estimated liability for unrecognized income tax benefits during 2013 were primarily the result of additional state income tax reserves and the reversal in discontinued operations of unrecognized income tax benefits related to the completion of the 2009 IRS audit, as noted below. As of September 30, 2013, approximately $4.8 million of unrecognized income tax benefits would affect the 2013 effective tax rate if released into income, due to the impact of the valuation allowance.

        The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS for the years 2010 through 2012 and by other taxing authorities for the years 2009 through 2012. Headwaters recently completed an audit by the IRS for 2009 which did not result in any material impact to earnings from continuing operations. However, the completion of this audit did result in a tax benefit of approximately $2.7 million in discontinued operations related to the reversal of unrecognized tax benefits.

        Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters' unrecognized income tax benefits could change significantly within the next 12 months. These changes could be the result of Headwaters' ongoing tax audits or the settlement of outstanding audit issues. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

10. Equity Securities and Stock-Based Compensation

        Authorized Stock—In addition to the 200.0 million shares of authorized common stock, Headwaters also has 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2012 or 2013.

        Issuance of Common Stock—In 2013, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million.

        Shelf Registration—In February 2012, Headwaters filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the above-described issuance of common stock, there is approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering can commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

10. Equity Securities and Stock-Based Compensation (Continued)

        Treasury Shares Held for Deferred Compensation Obligation—In accordance with the terms of the Directors' Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director's request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of September 30, 2013, the treasury stock and related deferred compensation obligation had fair values of approximately $0.6 million, which was $0.1 million higher than the carrying values at cost.

        Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters' Board of Directors (the Committee) approved grants of approximately 0.9 million, 1.2 million and 0.5 million stock-based awards during 2011, 2012 and 2013, respectively. The awards consisted of stock-settled SARs, restricted stock and restricted stock units granted to officers, employees and directors. Subsequent to September 30, 2013, the Committee approved grants of approximately 0.5 million stock-based awards to officers and employees.

        All stock-based awards for the years 2011 through 2013 and subsequent thereto were granted under existing equity compensation plans, and all of the SARs vest over an approximate three-year period, have an exercise price equal to the fair market value of Headwaters' common stock on the dates of grant and a contractual term of 10 years. In addition, the vesting of the SARs granted in 2012 and 2013 was made subject to 60-day average stock price hurdles that precluded vesting unless the stock price exceeded by predetermined amounts the stock prices on the dates of grant, which thresholds must be reached prior to the final vest dates. The thresholds for both years' grants have been met as of September 30, 2013. When exercised by grantees, stock-settled SARs are settled in Headwaters' common stock. Headwaters has also granted cash-settled SARs as described in Note 15.

        Stock-Based Compensation—Stock-based compensation expense was approximately $3.7 million in 2011 and $1.7 million in 2012 and 2013. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was $0 for all years presented.

        Valuation Assumptions—The fair values of stock-settled SARs have been estimated using the B-S-M model. The following table summarizes the assumptions used in determining the fair values of these awards for the years indicated.

	2011	2012	2013
Expected stock volatility	65%	65%	65%
Risk-free interest rates	0.2% - 2.6%	0.4% - 1.0%	0.8% - 1.2%
Expected lives (beyond vest dates)	4 years	4 years	4 years
Dividend yield	0%	0%	0%

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

10. Equity Securities and Stock-Based Compensation (Continued)

        Expected stock price volatility was estimated primarily using historical volatilities of Headwaters' stock. Implied volatilities of traded options on Headwaters' stock, volatility predicted by other models, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the U.S. Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient historical data from which to reliably estimate expected lives, Headwaters used estimates based on the "simplified method" set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award's vesting term and contractual term and dividing that result by two. Insufficient historical data from which to more reliably estimate expected lives is expected to exist for the foreseeable future due to the varying terms of awards granted in recent and past years, along with other factors.

        Equity Compensation Plans—Headwaters has five equity compensation plans under which outstanding awards have been granted, four of which have been approved by stockholders. In connection with stockholder approval of the newest plan, the 2010 Incentive Compensation Plan (2010 ICP), Headwaters agreed to not issue any additional stock-based awards under any of its other existing incentive compensation plans. In 2012, Headwaters' stockholders approved a 2.7 million increase in the number of shares of common stock available for issuance under the 2010 ICP, to 5.2 million shares. Following the grants of equity-based awards made subsequent to September 30, 2013, approximately 3.4 million shares were available for future grants under the 2010 ICP.

        Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised. The Committee, or in its absence the full Board, administers and interprets all equity compensation plans. This Committee is authorized to grant stock-based awards and other awards both under the plans and outside of any plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of awards granted under the plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Current outstanding awards granted under the plans generally vest over periods ranging from three to five years, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

        Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2013.

  (in thousands of shares)

Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	4,054	$9.20	3,982
Plans not approved by stockholders	396	15.26	0

Total	4,450	$9.74	3,982

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

10. Equity Securities and Stock-Based Compensation (Continued)

        Headwaters has issued options not covered by any plan, though not since 2004. The amounts included in the caption "not approved by stockholders" in the table above represent amounts relating to the plan not approved by stockholders plus all awards granted outside of any plan.

        Stock Options—The following table summarizes the activity for all of Headwaters' stock options.

(in thousands, except per-share amounts)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2010	1,801	$21.68
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(254)	20.64

Outstanding at September 30, 2011	1,547	$21.86	2.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(285)	17.02

Outstanding at September 30, 2012	1,262	$22.95	1.5	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(644)	18.66

Outstanding at September 30, 2013	618	$27.42	1.2	$0

Exercisable at September 30, 2011	1,547	$21.86	2.2	$0

Exercisable at September 30, 2012	1,262	$22.95	1.5	$0

Exercisable at September 30, 2013	618	$27.42	1.2	$0

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

10. Equity Securities and Stock-Based Compensation (Continued)

        SARs—The following table summarizes the activity for all of Headwaters' stock-settled SARs.

(in thousands, except per-share amounts)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2010	2,615	$11.46
Granted	602	3.85
Exercised	(96)	4.18
Forfeited or expired	(229)	11.92

Outstanding at September 30, 2011	2,892	$10.08	6.7	$0

Granted	1,241	$1.85
Exercised	(8)	4.28
Forfeited or expired	(231)	11.12

Outstanding at September 30, 2012	3,894	$7.41	6.7	$8,147

Granted	307	$6.79
Exercised	(322)	4.51
Forfeited or expired	(240)	12.93

Outstanding at September 30, 2013	3,639	$7.25	6.4	$13,157

Exercisable at September 30, 2011	2,294	$11.41	6.2	$0

Exercisable at September 30, 2012	2,909	$9.18	6.0	$3,920

Exercisable at September 30, 2013	3,027	$8.01	6.0	$9,801

        The weighted-average grant-date fair value of SARs granted was $2.26, $0.86 and $3.39 in 2011, 2012 and 2013, respectively. The total intrinsic value of SARs exercised was approximately $0 in 2011 and 2012 and $1.8 million in 2013.

        Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the stock options and SARs reflected in the tables above, during 2011 through 2013 Headwaters also issued approximately 0.4 million shares of restricted common stock to officers and employees and approximately 0.1 million restricted stock units to non-affiliated directors. The restricted stock vests over an approximate three-year period and the restricted stock units vested over an approximate one-year period. The restricted stock and restricted stock units were issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore recognized over the respective vesting periods, which also represent the requisite service periods. The

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

10. Equity Securities and Stock-Based Compensation (Continued)

following table summarizes the activity for Headwaters' nonvested restricted stock during 2013. There were no unvested restricted stock units outstanding at any time during 2013.

(in thousands of shares)	Shares	Weighted- average grant date fair value
Outstanding at beginning of year	57	$3.89
Granted	153	6.79
Vested	(108)	5.26
Forfeited	0

Outstanding at end of year	102	$6.79

        Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock, restricted stock units and the ESPP was approximately $1.9 million in 2011 and $0.7 million in 2012 and 2013.

        As of September 30, 2013, there was approximately $1.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized over a weighted-average period of approximately 1.9 years. Due to the grant of stock-based awards subsequent to September 30, 2013 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

11. Earnings Per Share

        The following table sets forth the computation of basic and diluted EPS for the years indicated. In accordance with ASC 260, income (loss) from continuing operations for each year is used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for that year, even when the effect of doing so is anti-dilutive to the other per-share amounts:

(in thousands, except per-share amounts)	2011	2012	2013
Numerator:
Numerator for basic and diluted earnings per share from continuing operations—income (loss) from continuing operations	$(133,932)	$(26,429)	$8,285
Numerator for basic and diluted earnings per share from discontinued operations—income (loss) from discontinued operations, net of income taxes	(95,989)	(35,819)	(1,148)

Numerator for basic and diluted earnings per share—net income (loss)	$(229,921)	$(62,248)	$7,137

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	60,440	60,894	70,128
Effect of dilutive securities—shares issuable upon exercise of options and SARs and vesting of restricted stock	0	0	1,124

Denominator for diluted earnings per share—weighted-average shares outstanding after assumed exercises and vesting	60,440	60,894	71,252

Basic and diluted income (loss) per share from continuing operations	$(2.21)	$(0.43)	$0.12
Basic and diluted loss per share from discontinued operations	(1.59)	(0.59)	(0.02)

Basic and diluted income (loss) per share	$(3.80)	$(1.02)	$0.10

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,842	2,962	1,305
Stock options	1,674	1,382	968
Restricted stock	71	41	0

12. Acquisition of Kleer Lumber

        On December 31, 2012, a subsidiary of Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the light building products industry. Kleer Lumber's results of operations have been included with Headwaters' consolidated results beginning January 1, 2013.

        Kleer Lumber is a manufacturer of high quality cellular PVC products, primarily trim boards, but also millwork, sheet stock, railing, paneling, and moulding. Headwaters believes the demand for cellular PVC building products is growing due to the ability to cut, mill, shape, and install in the same manner as wood products, but with the added benefit of cellular PVC requiring significantly less maintenance than wood. Kleer Lumber primarily distributes its products into independent lumber yards located in

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

12. Acquisition of Kleer Lumber (Continued)

the Northeast and Mid-Atlantic states. Headwaters' access to Kleer Lumber's distribution channel may expand the light building products distribution network for existing Headwaters products.

        Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the statement of operations for 2013.

        The Kleer Lumber acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Current assets	$5,818
Current liabilities	(3,093)
Property, plant and equipment	4,098
Intangible assets:
Customer relationships (15 year life)	11,100
Trade name (indefinite life)	4,800
Goodwill	20,527

Net assets acquired	$43,250

        Kleer Lumber's future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years. All of Headwaters' goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

        The actual revenue and earnings of Kleer Lumber included in Headwaters' statement of operations for 2013 was approximately $28.6 million and $1.6 million, respectively. The following represents the pro forma consolidated revenue and net income (loss) for Headwaters for 2012 and 2013 as if Kleer Lumber had been included in Headwaters' consolidated results of operations beginning October 1, 2011.

(in thousands)	2012	2013
Revenue	$670,682	$709,982
Net income (loss)	(63,095)	8,834

        The above pro forma results have been calculated by combining the historical results of Headwaters and Kleer Lumber as if the acquisition had occurred on October 1, 2011, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include amortization expense for the acquired intangible asset for both years, and reflect the following 2013 expenses in 2012 instead of in 2013: $0.9 million of direct acquisition costs, $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and $0.3 million of other costs. No other material pro forma adjustments were deemed necessary, either to

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

12. Acquisition of Kleer Lumber (Continued)

conform Kleer Lumber to Headwaters' accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transaction occurred on October 1, 2011 or that may be achieved in the future.

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

        Headwaters entered into various joint ventures with Evonik Industries AG, an international chemical company based in Germany. Headwaters incurred a non-cash loss of approximately $3.2 million in 2012 related to one of the joint ventures with Evonik. The loss was recorded in other expense in the statement of operations.

14. Restructuring Costs

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

15. Commitments and Contingencies

        Commitments and contingencies as of September 30, 2013 not disclosed elsewhere, are as follows.

        Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. These leases, most of which are in the heavy construction materials segment, currently are set to expire in various years through 2024, but many have renewal options under which the lease term can be extended. Rental expense was approximately $37.8 million, $33.3 million and $34.9 million in 2011,

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

2012 and 2013, respectively. As of September 30, 2013, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2014	$26,272
2015	21,050
2016	14,527
2017	9,032
2018	5,626
Thereafter	9,042

$85,549

        Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of raw materials. In addition, some of Headwaters' other subsidiaries have contracted with suppliers for the future purchase of materials. Actual purchases under contracts with minimum requirements were approximately $11.1 million, $12.0 million and $14.9 million in 2011, 2012 and 2013, respectively. As of September 30, 2013, minimum future purchase requirements, the large majority of which relate to CCP contracts, are as follows.

Year ending September 30:	(in thousands)
2014	$12,522
2015	12,076
2016	11,825
2017	9,731
2018	8,711
Thereafter	62,353

$117,218

        Compensation Arrangements—Employment Agreements.    Headwaters has entered into employment agreements with its Chief Executive Officer (CEO) and Chief Financial Officer. The agreements have original terms of three years and are renewable for one-year terms. The CEO's agreement calls for supplemental retirement contributions equal to 42.5% of his salary during the term of the agreement. The aggregate commitment for salaries and other obligations for all future periods as of September 30, 2013, assuming no renewals, is approximately $1.9 million. The agreements also provide for certain termination benefits. If both officers were to have terminated as of September 30, 2013, the termination benefits as of that date would have aggregated approximately $5.9 million, of which approximately $1.8 million has been expensed and accrued.

        Executive Change in Control Agreements.    The Compensation Committee (Committee) has approved "Executive Change in Control Agreements" with certain officers and employees. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

multiple of the sum of the person's current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2013, the cash severance payments due to the officers and employees (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of stock-based awards above related exercise prices would have aggregated approximately $23.5 million (of which approximately $11.3 million has been expensed and accrued).

        Cash Performance Unit Awards.    In 2009, the Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional cash flow generated subsequent to September 30, 2008 and prior to September 30, 2028. For these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. Payments vest according to a predetermined schedule as cash flow accumulates over time. In 2010, the Committee terminated the performance unit awards for all participants in the corporate business unit and assigned a five-year performance period which ended September 30, 2013 to the cash flow goals for the remaining participating business units. Effective October 1, 2012, certain additional business units ended their participation in these performance unit awards. During the five-year period ended September 30, 2013, the participating business units incurred approximately $5.4 million of total expense for these awards, including approximately $2.6 million which was accrued and unpaid as of September 30, 2013.

        In 2012, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the 2012 performance year, using a threshold/target/maximum adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provide for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant is still employed by Headwaters on the vest dates. The terms of the awards provided for further adjustment for changes in Headwaters' average stock price for the 60 days preceding September 30, 2012 as compared to Headwaters' average stock price for the 60 days preceding September 30, 2011. As of September 30, 2013, approximately $9.6 million of expense has been recorded for the 2012 grants, all of which was recognized in 2012.

        During 2013, the Committee approved grants of performance unit awards to participants in certain business units related to cash flow generated during 2013, with terms similar to those described above for 2012. Approximately $4.8 million of expense was recognized for these awards during 2013, all of which is accrued and unpaid as of September 30, 2013. Subsequent to September 30, 2013, the Committee approved grants of performance unit awards to participants in certain business units related

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

to cash flow generated during 2014, with terms similar to those described above for 2012 and 2013, with one added feature that provides for potential further adjustment based on cash flows generated in 2015 and 2016. Expense for these awards will be recognized during 2014, with potential adjustments in 2015 and 2016, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of September 30, 2013. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2013, approximately $1.1 million has been accrued for outstanding awards because the stock price at September 30, 2013 was above the grant-date stock price of $3.81. Future changes in Headwaters' stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter.

        In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of September 30, 2013. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. Approximately $4.9 million has been accrued for outstanding awards as of September 30, 2013. Changes in Headwaters' stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $0, $3.6 million and $4.6 million for 2011, 2012 and 2013, respectively.

        Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has six employee benefit plans that were operative during the years presented: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP), an Incentive Compensation Plan (ICP) and a profit sharing program (PSP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP, ICP and PSP.

        The total expense for all of Headwaters' benefit plans combined, including all general and discretionary bonuses and cash-settled SARs, but excluding stock-settled SARs and ESPP expenses (which are included in stock-based compensation) and standard health and life insurance programs, was approximately $5.7 million, $31.3 million and $23.0 million in 2011, 2012 and 2013, respectively.

        401(k) Plan.    Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions have historically vested after three years of plan eligibility. Headwaters is not required to be profitable to make matching contributions. Effective January 1, 2013, Headwaters agreed to comply

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

with the terms of a "safe harbor" 401(k) plan, which requires a mandatory minimum match of employee contributions and immediate vesting of employer contributions.

        ESPP.    The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the ESPP and approximately 2.4 million shares remain available for future issuance as of September 30, 2013. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which provides newly-issued shares to meet its commitment under the ESPP. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

        IBP.    The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals.

        DCP.    The DCP is a nonqualified plan that allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions have historically vested after three years of plan eligibility. Headwaters is not required to be profitable to make matching contributions. Effective January 1, 2013, Headwaters agreed to a match (similar to the "safe harbor" 401(k) match discussed above) of certain employee contributions, again with immediate vesting of employer contributions.

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

        PSP.    In 2013, Headwaters initiated a profit sharing program designed to provide retirement benefits to designated officers and employees. There is no formal plan document governing this program, which operates and is funded at the sole discretion of the Committee. Although it is the current intent of the Committee to consider funding the PSP annually, there is no obligation to make contributions in any amount for any period, irrespective of whether Headwaters is profitable. Headwaters' contributions to participants in the PSP vest 20% per year once a participant reaches the age of 61 and become fully vested at age 65.

        Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $0.25 million per occurrence and approximately $7.4 million in the aggregate annually. Headwaters has contracted with third-party

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2013, approximately $6.3 million is accrued for medical and workers compensation claims incurred on or before September 30, 2013 that have not been paid or reported.

        Property, Plant and Equipment—As of September 30, 2013, Headwaters was committed to spend approximately $2.4 million on capital projects that were in various stages of completion.

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

        Headwaters incurred approximately $16.5 million, $4.1 million and $3.3 million of expense for legal matters in 2011, 2012 and 2013, respectively. Historically, until 2011, costs paid to outside legal counsel have comprised a majority of Headwaters' litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a liability as of September 30, 2013 of $16.0 million, of which $15.0 million was incurred in 2011. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters' outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

        AES Thames Bankruptcy.    Headwaters Resources, Inc. (HRI) had a contract to perform fly ash disposal services for AES Thames, L.L.C. (AES Thames) related to its coal-fired power plant located in Montville, Connecticut. AES Thames filed a petition for relief under the United States Bankruptcy Code in February 2011. In January 2013, the trustee filed an adversary proceeding complaint in the United States Bankruptcy Court for the District of Delaware alleging that certain payments made before the bankruptcy by AES Thames to HRI were avoidable preferential transfers under the Bankruptcy Code. The complaint seeks to recover $1.6 million plus interest, attorney fees, and costs. HRI has answered denying the allegations of the complaint. Discovery is underway. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability.

        Edwards.    In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleges that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee's grant of certain stock appreciation rights to the Company's Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleges that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company's 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint seeks an order rescinding the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees, and costs. The complaint is brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Defendants' responses to the complaint are due in December 2013. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

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

        EPA.    In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI's complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI's case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA has failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. Because the schedule for EPA review and the final resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

        Big River Industries.    In 2011, Headwaters Resources, Inc. (HRI) entered into a fly ash marketing and management contract with a Louisiana utility. Before 2011, the utility's fly ash marketing and management was performed by Big River Industries, Inc. (Big River). In April 2013, Big River filed a complaint in the United States District Court for the Middle District of Louisiana against HRI. The complaint alleged that HRI engaged in anticompetitive activities causing the utility to terminate Big River's contract and to enter into a fly ash marketing and management contract with HRI, and that HRI monopolized the fly ash market and conspired to do so. Big River alleged violations of federal and state antitrust laws, including price discrimination, and claimed damages of $12.4 million (after trebling) plus attorney fees and costs. HRI denied the allegations of the complaint. In October 2013 the District Court entered an order dismissing the complaint with prejudice.

        Fentress Families Trust.    VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs' complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO's demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. HRI has filed claims for defense and indemnity with some of its insurers. One insurer denied coverage based on allegations in the 2009 Fentress complaints, and a trial court ruled in the insurer's favor, which ruling HRI appealed in February 2013 to the United States Court of Appeals for the Tenth Circuit. The parties have completed appeal briefing and are waiting for oral argument to be scheduled. Another insurer continues to pay for the preliminary defense of the underlying case. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods makes insurance coverage issues complex and uncertain. Moreover, plaintiffs' total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

        Neil Wallace and CPM.    In February 2012, Neil Wallace filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Wallace claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Wallace claims damages of $10.0 million. The trial court dismissed Wallace's complaint and Wallace filed a notice of appeal. The parties have completed appeal briefing but no decision has been announced. Separately, in December 2012 CPM filed a complaint in the same court against HRI alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

        Archstone.    Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Most parties filed cross-claims for contribution and indemnity against Eldorado Stone and others. Archstone claims as damages approximately $36.0 million in repair costs, $19.0 million in lost lease payments and rent abatement, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney's fees. Eldorado Stone answered

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

denying liability and tendered the matter to its insurers who are paying for the defense of the case. Eldorado Stone sought summary judgment on three of Archstone's four claims. After an interlocutory appeal, the three claims were dismissed. Archstone is seeking further review. The remaining Archstone claim of common law indemnification applies to damages paid to the tenants and associated attorney's fees. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers' obligation to indemnify Eldorado Stone against loss, if any.

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

        The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. To date, claims made against Headwaters and its subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued "reservation of rights" letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and HBP, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters' businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters' insurance carriers will remain viable, or that the insured amounts will cover all claims in excess of uninsured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. In addition, the insurance policies maintained by Headwaters and its subsidiaries exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP's liability.

        Heavy Construction Materials Matters.    In addition, there are litigation and pending and threatened claims made against HRI, Headwaters' Heavy Construction Materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe and that HRI has failed to warn about the alleged dangers of fly ash exposure and to use adequate protection. The Fentress Family Trust and Wallace cases summarized above are two examples of these types of claims. Because resolution of the litigation, claims, and insurance coverage disputes are uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

15. Commitments and Contingencies (Continued)

        Other.    Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business.

16. Related Party Transactions

        In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters is a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.1 million in each of the years 2011 through 2013.

        A majority of one of Headwaters' subsidiary's transportation needs is provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $5.4 million, $5.8 million and $6.4 million in 2011, 2012 and 2013, respectively. The contract with the transportation company is expected to be terminated in December 2013.

17. Condensed Consolidating Financial Information

        Headwaters' 7 5/8% senior secured notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters' wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily joint ventures in which Headwaters has a non-controlling ownership interest. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$44,111	$9,671	$—	$53,782
Trade receivables, net	102,006			102,006
Inventories	31,588			31,588
Deferred income taxes	16,168	17,827	(23,122)	10,873
Assets held for sale	5,864			5,864
Other	10,426	157		10,583

Total current assets	210,163	27,655	(23,122)	214,696

Property, plant and equipment, net	157,477	2,229	—	159,706

Other assets:
Intangible assets, net	143,911			143,911
Goodwill	116,671			116,671
Assets held for sale	7,807			7,807
Investments in subsidiaries and intercompany accounts	362,739	95,759	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	70,285	18,309	(88,594)	—
Other	15,645	22,501		38,146

Total other assets	717,058	773,615	(1,184,138)	306,535

Total assets	$1,084,698	$803,499	$(1,207,260)	$680,937

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$17,389	$88	$—	$17,477
Accrued personnel costs	14,678	32,370		47,048
Accrued interest		16,267		16,267
Current and deferred income taxes	19,232	4,680	(23,122)	790
Liabilities associated with assets held for sale	8,640			8,640
Other accrued liabilities	48,760	2,186		50,946

Total current liabilities	108,699	55,591	(23,122)	141,168

Long-term liabilities:
Long-term debt		500,539		500,539
Income taxes	89,025	21,648	(88,594)	22,079
Liabilities associated with assets held for sale	9,966			9,966
Intercompany notes	637,046		(637,046)	—
Other	4,100	6,214		10,314

Total long-term liabilities	740,137	528,401	(725,640)	542,898

Total liabilities	848,836	583,992	(748,762)	684,066

Stockholders' equity (net capital deficiency):
Common stock		61		61
Capital in excess of par value	458,498	640,047	(458,498)	640,047
Retained earnings (accumulated deficit)	(222,636)	(420,473)		(643,109)
Treasury stock		(128)		(128)

Total stockholders' equity (net capital deficiency)	235,862	219,507	(458,498)	(3,129)

Total liabilities and stockholders' equity (net capital deficiency)	$1,084,698	$803,499	$(1,207,260)	$680,937

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,747	$4,569	$—	$75,316
Trade receivables, net	109,868			109,868
Inventories	37,383			37,383
Deferred income taxes	25,828	17,895	(29,687)	14,036
Other	6,548	732		7,280

Total current assets	250,374	23,196	(29,687)	243,883

Property, plant and equipment, net	155,499	4,120	—	159,619

Other assets:
Intangible assets, net	139,797			139,797
Goodwill	137,198			137,198
Investments in subsidiaries and intercompany accounts	360,482	98,016	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	53,228	22,179	(75,407)	—
Other	22,300	21,212		43,512

Total other assets	713,005	778,453	(1,170,951)	320,507

Total assets	$1,118,878	$805,769	$(1,200,638)	$724,009

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$21,051	$759	$—	$21,810
Accrued personnel costs	14,622	33,124		47,746
Accrued interest		16,077		16,077
Current and deferred income taxes	20,073	9,734	(29,687)	120
Other accrued liabilities	52,898	2,370		55,268
Current portion of long-term debt		7,553		7,553

Total current liabilities	108,644	69,617	(29,687)	148,574

Long-term liabilities:
Long-term debt		449,420		449,420
Income taxes	80,877	19,167	(75,407)	24,637
Intercompany notes	637,046		(637,046)	—
Other	9,332	7,636		16,968

Total long-term liabilities	727,255	476,223	(712,453)	491,025

Total liabilities	835,899	545,840	(742,140)	639,599

Stockholders' equity (net capital deficiency):
Common stock		73		73
Capital in excess of par value	458,498	720,828	(458,498)	720,828
Retained earnings (accumulated deficit)	(175,519)	(460,453)		(635,972)
Treasury stock		(519)		(519)

Total stockholders' equity (net capital deficiency)	282,979	259,929	(458,498)	84,410

Total liabilities and stockholders' equity (net capital deficiency)	$1,118,878	$805,769	$(1,200,638)	$724,009

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

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

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Revenue:
Light building products	$394,324	$—	$394,324
Heavy construction materials	293,000		293,000
Energy technology	15,252		15,252

Total revenue	702,576	—	702,576
Cost of revenue:
Light building products	283,128		283,128
Heavy construction materials	219,996		219,996
Energy technology	6,970		6,970

Total cost of revenue	510,094	—	510,094

Gross profit	192,482	—	192,482
Operating expenses:
Amortization	20,230		20,230
Research and development	7,330		7,330
Selling, general and administrative	89,148	21,363	110,511

Total operating expenses	116,708	21,363	138,071

Operating income (loss)	75,774	(21,363)	54,411
Other income (expense):
Net interest expense	(54)	(42,512)	(42,566)
Intercompany interest income (expense)	(23,434)	23,434	—
Other, net	329	35	364

Total other income (expense), net	(23,159)	(19,043)	(42,202)

Income (loss) from continuing operations before income taxes	52,615	(40,406)	12,209
Income tax benefit (provision)	(4,350)	426	(3,924)

Income (loss) from continuing operations	48,265	(39,980)	8,285
Loss from discontinued operations, net of income taxes	(1,148)		(1,148)

Net income (loss)	$47,117	$(39,980)	$7,137

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2011

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(113,490)	$(116,431)	$(229,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	64,143	87	64,230
Interest expense related to amortization of debt issue costs and debt discount		20,069	20,069
Stock-based compensation	1,875	1,783	3,658
Deferred income taxes	(9,953)	9,919	(34)
Net gain on disposition of property, plant and equipment	(329)		(329)
Asset impairments and non-cash restructuring costs	86,447	255	86,702
Net gain of unconsolidated joint ventures	(3,990)		(3,990)
Increase in trade receivables	(1,986)		(1,986)
Decrease in inventories	3,233		3,233
Increase (decrease) in accounts payable and accrued liabilities	11,228	(1,892)	9,336
Other changes in operating assets and liabilities, net	6,890	(9,572)	(2,682)

Net cash provided by (used in) operating activities	44,068	(95,782)	(51,714)

Cash flows from investing activities:
Payments for acquisitions	(2,466)		(2,466)
Purchase of property, plant and equipment	(27,381)		(27,381)
Proceeds from disposition of property, plant and equipment	556		556
Net change in other assets	(368)	(13)	(381)

Net cash used in investing activities	(29,659)	(13)	(29,672)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		392,942	392,942
Payments on long-term debt		(352,449)	(352,449)
Employee stock purchases	545	174	719

Net cash provided by financing activities	545	40,667	41,212

Net increase (decrease) in cash and cash equivalents	14,954	(55,128)	(40,174)
Cash and cash equivalents, beginning of year	21,168	69,816	90,984

Cash and cash equivalents, end of year	$36,122	$14,688	$50,810

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(13,536)	$(48,712)	$(62,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,333	148	51,481
Interest expense related to amortization of debt issue costs and debt discount		14,184	14,184
Stock-based compensation	673	1,064	1,737
Deferred income taxes	199	(1)	198
Net gain on disposition of property, plant and equipment	(538)		(538)
Gain on sale of discontinued operations, net of income taxes	(267)		(267)
Gain on convertible debt repayments		(2,479)	(2,479)
Asset impairments and non-cash restructuring costs	13,166		13,166
Net loss of unconsolidated joint ventures	9,314		9,314
Increase in trade receivables	(9,792)		(9,792)
Decrease in inventories	2,954		2,954
Increase in accounts payable and accrued liabilities	9,646	17,797	27,443
Other changes in operating assets and liabilities, net	(51,803)	52,819	1,016

Net cash provided by operating activities	11,349	34,820	46,169

Cash flows from investing activities:
Payments for acquisition	(996)		(996)
Purchase of property, plant and equipment	(24,419)	(2,028)	(26,447)
Proceeds from disposition of property, plant and equipment	1,261		1,261
Proceeds from sale of discontinued operations	2,000		2,000
Proceeds from sale of interests in joint ventures	18,522		18,522
Net change in other assets	(190)	(558)	(748)

Net cash used in investing activities	(3,822)	(2,586)	(6,408)

Cash flows from financing activities:
Payments on long-term debt		(36,334)	(36,334)
Debt issue costs		(1,090)	(1,090)
Employee stock purchases	462	173	635

Net cash provided by (used in) financing activities	462	(37,251)	(36,789)

Net increase (decrease) in cash and cash equivalents	7,989	(5,017)	2,972
Cash and cash equivalents, beginning of year	36,122	14,688	50,810

Cash and cash equivalents, end of year	$44,111	$9,671	$53,782

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

17. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$47,117	$(39,980)	$7,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,027	290	52,317
Interest expense related to amortization of debt issue costs and debt discount		5,841	5,841
Stock-based compensation	765	938	1,703
Deferred income taxes	698		698
Net gain on disposition of property, plant and equipment	(649)		(649)
Loss on sale of discontinued operations, net of income taxes	55		55
Gain on convertible debt repayments		(35)	(35)
Increase in trade receivables	(5,035)		(5,035)
Decrease in inventories	2,221		2,221
Increase (decrease) in accounts payable and accrued liabilities	(5,637)	1,419	(4,218)
Other changes in operating assets and liabilities, net	1,305	(2,777)	(1,472)

Net cash provided by (used in) operating activities	92,867	(34,304)	58,563

Cash flows from investing activities:
Payments for acquisition	(43,250)		(43,250)
Purchase of property, plant and equipment	(26,940)	(2,179)	(29,119)
Proceeds from disposition of property, plant and equipment	791		791
Proceeds from sale of discontinued operations	4,813		4,813
Net change in other assets	(2,184)	576	(1,608)

Net cash used in investing activities	(66,770)	(1,603)	(68,373)

Cash flows from financing activities:
Proceeds from issuance of common stock		77,957	77,957
Payments on long-term debt		(47,355)	(47,355)
Employee stock purchases	539	203	742

Net cash provided by financing activities	539	30,805	31,344

Net increase (decrease) in cash and cash equivalents	26,636	(5,102)	21,534
Cash and cash equivalents, beginning of year	44,111	9,671	53,782

Cash and cash equivalents, end of year	$70,747	$4,569	$75,316

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

18. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for 2012 and 2013 is as follows.

	2012
(in thousands, except per-share amounts)	First quarter(3)	Second quarter	Third quarter(4)	Fourth quarter(5)	Full year
Net revenue(1)	$137,427	$129,632	$175,621	$190,107	$632,787
Gross profit(1)	34,442	31,565	52,358	56,702	175,067
Net loss(1)(6)(7)	(23,748)	(20,558)	(13,036)	(4,906)	(62,248)
Basic and diluted earnings (loss) per share(2)	(0.39)	(0.34)	(0.21)	(0.08)	(1.02)

	2013
(in thousands, except per-share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue(1)	$149,573	$140,988	$197,030	$214,985	$702,576
Gross profit(1)	37,245	32,411	58,505	64,321	192,482
Net income (loss)(1)(7)	(5,872)	(8,260)	11,016	10,253	7,137
Basic and diluted earnings (loss) per share(2)	(0.09)	(0.11)	0.15	0.14	0.10

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

(4)
In the third quarter of 2012, Headwaters recorded an asset impairment charge of $13.0 million (see Note 4).

(5)
In the fourth quarter of 2012, Headwaters recorded a loss of approximately $3.2 million related to another equity-method investment (see Note 13).

(6)
In 2012, Headwaters recorded restructuring costs of $2.1 million (see Note 14). These restructuring costs were approximately $1.4 million and $0.7 million for the first and second quarters of the year, respectively.

(7)
In both 2012 and 2013, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded income tax expense in both years (even though there was a significant pre-tax loss in 2012). The reported income tax rates differ from the expected rates primarily due to not recognizing benefit for pre-tax losses and tax credits (see Note 9).

[FSC LOGO HERE]