Form 10-Q
period 2013-12-31
HEADWATERS INC
filed 2014-02-05
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-32459

HEADWATERS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	87-0547337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 South River Front Parkway, Suite 300
South Jordan, Utah	84095
(Address of principal executive offices)	(Zip Code)

(801) 984-9400

(Registrant’s telephone number, including area code)

10653 South River Front Parkway, Suite 300

South Jordan, Utah 84095

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

The number of shares outstanding of the Registrant’s common stock as of January 24, 2014 was 73,347,747.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Actual results may vary materially from such expectations. Words such as “may,” “should,” “intends,” “plans,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “believes,” “seeks,” “estimates,” “forecasts,” or variations of such words and similar expressions, or the negative of such terms, may help identify such forward-looking statements. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking. For a discussion of the factors that could cause actual results to differ from expectations, please see the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as updated from time to time. There can be no assurance that our results of operations will not be adversely affected by such factors. Unless legally required, we undertake no obligation to revise or update any forward-looking statements for any reason. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$75,316	$175,327
Trade receivables, net	109,868	76,106
Inventories	37,383	45,811
Current and deferred income taxes	14,036	15,070
Other	7,280	8,461
Total current assets	243,883	320,775

Property, plant and equipment, net	159,619	165,768

Other assets:
Goodwill	137,198	194,885
Intangible assets, net	139,797	134,590
Other	43,512	47,472
Total other assets	320,507	376,947

Total assets	$724,009	$863,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,810	$14,471
Accrued personnel costs	47,746	31,996
Accrued interest	16,077	10,176
Current income taxes	120	0
Other accrued liabilities	55,268	54,130
Current portion of long-term debt	7,553	7,654
Total current liabilities	148,574	118,427

Long-term liabilities:
Long-term debt	449,420	599,460
Income taxes	24,637	24,515
Other	16,968	22,940
Total long-term liabilities	491,025	646,915
Total liabilities	639,599	765,342

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,149 shares at September 30, 2013 and 73,346 shares at December 31, 2013	73	73
Capital in excess of par value	720,828	721,711
Retained earnings (accumulated deficit)	(635,972)	(637,400)
Treasury stock	(519)	(617)
Total Headwaters Incorporated stockholders’ equity	84,410	83,767

Non-controlling interest in consolidated subsidiary	0	14,381
Total stockholders’ equity	84,410	98,148

Total liabilities and stockholders’ equity	$724,009	$863,490

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2012	2013

Revenue:
Light building products	$76,688	$93,012
Heavy construction materials	68,158	71,521
Energy technology	4,727	1,082
Total revenue	149,573	165,615

Cost of revenue:
Light building products	56,501	69,338
Heavy construction materials	53,584	54,765
Energy technology	2,243	619
Total cost of revenue	112,328	124,722

Gross profit	37,245	40,893

Operating expenses:
Amortization	4,936	5,106
Selling, general and administrative	26,277	28,227
Total operating expenses	31,213	33,333

Operating income	6,032	7,560

Other income (expense):
Net interest expense	(10,472)	(10,056)
Other, net	36	12
Total other income (expense), net	(10,436)	(10,044)

Loss from continuing operations before income taxes	(4,404)	(2,484)

Income tax benefit	530	350

Loss from continuing operations	(3,874)	(2,134)

Income (loss) from discontinued operations, net of income taxes	(1,998)	700

Net loss	(5,872)	(1,434)

Net loss attributable to non-controlling interest	0	6

Net loss attributable to Headwaters Incorporated	$(5,872)	$(1,428)

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.06)	$(0.03)
From discontinued operations	(0.03)	0.01
	$(0.09)	$(0.02)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2013

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Headwaters Incorporated stockholders’	Non- controlling	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity	interest	equity

Balances as of September 30, 2013	73,149	$73	$720,828	$(635,972)	$(519)	$84,410	$0	$84,410

Issuance of common stock pursuant to employee stock purchase plan	39	0	319			319		319

Issuance of restricted stock, net of cancellations	150	0				0		0

Exercise of stock appreciation rights	8	0				0		0

Stock-based compensation			466			466		466

Net 10 share increase in treasury stock held for deferred compensation plan obligations, at cost			98		(98)	0		0

Non-controlling interest in acquired subsidiary							14,387	14,387

Net loss for the three months ended December 31, 2013				(1,428)		(1,428)	(6)	(1,434)

Balances as of December 31, 2013	73,346	$73	$721,711	$(637,400)	$(617)	$83,767	$14,381	$98,148

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2012	2013

Cash flows from operating activities:
Net loss	$(5,872)	$(1,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,436	13,047
Interest expense related to amortization of debt issue costs and debt discount	1,219	570
Stock-based compensation	384	466
Net loss (gain) on disposition of property, plant and equipment	(261)	361
Gain on sale of discontinued operations, net of income taxes	0	(964)
Net loss of unconsolidated joint ventures	0	49
Decrease in trade receivables	32,164	38,929
Increase in inventories	(461)	(4,782)
Decrease in accounts payable and accrued liabilities	(36,123)	(32,850)
Other changes in operating assets and liabilities, net	(7,732)	(2,329)
Net cash provided by (used in) operating activities	(4,246)	11,063

Cash flows from investing activities:
Payments for acquisitions	(42,950)	(57,550)
Payments for investments in unconsolidated joint ventures	0	(750)
Purchase of property, plant and equipment	(6,553)	(6,888)
Proceeds from disposition of property, plant and equipment	296	111
Proceeds from sale of discontinued operations	0	4,666
Net change in other assets	(48)	2,945
Net cash used in investing activities	(49,255)	(57,466)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	0	146,200
Other debt issue costs	0	(105)
Net proceeds from issuance of common stock	77,823	0
Employee stock purchases	316	319
Net cash provided by financing activities	78,139	146,414

Net increase in cash and cash equivalents	24,638	100,011

Cash and cash equivalents, beginning of period	53,782	75,316

Cash and cash equivalents, end of period	$78,420	$175,327

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value coal and oil. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and the results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented. In oil, Headwaters believes that its upgrading technology represents a substantial improvement over current heavy oil refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the December 2012 quarter, approximately 15% of Headwaters’ total revenue and cost of revenue was for services. During the December 2013 quarter, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2013 (Form 10-K).

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

December 31, 2013

(Unaudited)

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets.

2.              Segment Reporting

Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP product sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 4, Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013. Coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Intersegment sales are immaterial.

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

Segment costs and expenses considered in deriving segment operating income include cost of revenue, amortization, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, goodwill and intangible assets. Certain other assets are included in the Corporate column. The net operating results of the discontinued coal cleaning business are reflected in the single line item for discontinued operations. The energy technology segment assets in 2012 include the coal cleaning assets held for sale.

	Three Months Ended December 31, 2012
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$76,688	$68,158	$4,727	$0	$149,573
Depreciation and amortization	$(8,675)	$(3,140)	$(566)	$(55)	$(12,436)
Operating income (loss)	$3,127	$7,607	$82	$(4,784)	$6,032
Net interest expense					(10,472)
Other income (expense), net					36
Income tax benefit					530
Loss from continuing operations					(3,874)
Loss from discontinued operations, net of income taxes					(1,998)
Net loss					$(5,872)
Capital expenditures	$5,045	$683	$152	$673	$6,553
Segment assets as of September 30, 2013	$306,686	$358,684	$34,509	$24,130	$724,009

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

	Three Months Ended December 31, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$93,012	$71,521	$1,082	$0	$165,615
Depreciation and amortization	$(9,212)	$(3,286)	$(488)	$(61)	$(13,047)
Operating income (loss)	$5,086	$9,933	$(2,286)	$(5,173)	$7,560
Net interest expense					(10,056)
Other income (expense), net					12
Income tax benefit					350
Loss from continuing operations					(2,134)
Income from discontinued operations, net of income taxes					700
Net loss					$(1,434)
Capital expenditures	$4,452	$1,185	$230	$1,021	$6,888
Segment assets	$364,086	$340,458	$32,268	$126,678	$863,490

3.              Acquisitions

Kleer Lumber — On December 31, 2012, a subsidiary of Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the light building products industry. Kleer Lumber’s results of operations have been included with Headwaters’ consolidated results beginning January 1, 2013.

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

Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the statement of operations for the December 2012 quarter.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Kleer Lumber’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years. All of Headwaters’ goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

Roof Tile — On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile, a privately-held Florida-based company in the light building products industry. Roof Tile’s results of operations have been included with Headwaters’ consolidated results beginning December 13, 2013.

Roof Tile is a leading manufacturer of high quality concrete roof tiles and accessories sold under the Entegra brand, primarily into the Florida market. The acquisition of Roof Tile will provide additional product offerings to Headwaters’ current roofing products portfolio. Headwaters believes the strategic location of Roof Tile’s centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a strong competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and distribution within the Florida market, which is the third fastest growing state in the U.S. in terms of population.

Total consideration paid for Roof Tile, all of which was cash, was approximately $57.6 million; however, the purchase price is subject to adjustment for the final calculation of acquisition-date working capital, which calculation is currently expected to be finalized in the March 2014 quarter. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for the December 2013 quarter. No later than five years from the date of acquisition, Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Roof Tile, for a stipulated multiple of EBITDA. No later than 18 months from the date of acquisition, the non-controlling owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA.

The Roof Tile acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, particularly the third-party valuations of the fair values of the acquired intangible assets and the non-controlling interest; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)
Current assets	$8,952
Current liabilities	(2,521)
Property, plant and equipment	7,819
Goodwill and intangible assets	57,687
Net assets acquired	71,937

Less non-controlling interest	(14,387)
Net assets attributable to Headwaters	$57,550

The process of identifying and valuing the intangible assets that were acquired is in the early stages and all intangible assets have been included with goodwill in the December 31, 2013 condensed consolidated balance sheet and in the above table. When the intangible assets have been identified and valued, and estimated useful lives are determined, amortization of those intangible assets will begin effective as of December 13, 2013.

No revenue or earnings of Roof Tile were included in Headwaters’ statement of operations for the December 2012 quarter and the revenue and earnings for the December 2013 quarter were not material. The following represents the pro

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

forma consolidated revenue and net loss for Headwaters for the periods indicated as if Roof Tile had been included in Headwaters’ consolidated results of operations beginning October 1, 2012.

	Three months ended December 31,
(in thousands)	2012	2013

Revenue	$156,646	$174,015
Net loss	(6,312)	(78)

The above pro forma results have been calculated by combining the historical results of Headwaters and Roof Tile as if the acquisition had occurred on October 1, 2012, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include an estimate for both periods for intangible asset amortization (which is subject to change when the final asset values have been determined) and also reflect the following December 2013 expenses in the December 2012 quarter instead of in December 2013:  $0.3 million of direct acquisition costs and $0.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. No other material pro forma adjustments were deemed necessary, either to conform Roof Tile to Headwaters’ accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transaction occurred on October 1, 2012 or that may be achieved in the future.

4.              Discontinued Operations

In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which was part of the energy technology segment. At that time the business met all of the criteria for classification as held for sale and presentation as a discontinued operation. Following the sale of all remaining coal cleaning facilities in January 2013, there are no remaining assets held for sale. The results of operations for Headwaters’ coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is presented in the following table.

	Three Months Ended December 31,
(in thousands)	2012	2013
Revenue	$4,249	$0

Loss from operations of discontinued operations before income taxes	$(1,998)	$(264)
Gain on disposal	0	964
Income tax provision	0	0
Income (loss) from discontinued operations, net of income taxes	$(1,998)	$700

Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013, and recognized estimated gains at the time of sale. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions have been recognized, including the reported gain on disposal reflected in the table above. Headwaters currently expects that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved. The loss from operations reflected in the table for both periods includes expenses for certain litigation which commenced prior to disposal of the business.

For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. While maximum

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

potential future production royalties and deferred purchase price on the sales transactions could total more than $50 million, such potential proceeds were not considered in the gain calculations and will be accounted for in future periods when any such amounts are received. In the December 2013 quarter, Headwaters received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of December 31, 2013, Headwaters remains contingently liable for some of the assumed obligations and has accrued approximately $10.2 million to meet those contingent liabilities if necessary, representing an increase of $3.5 million in the estimated liability during the December 2013 quarter. Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain. Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business at least until such time as the significant contingencies related to the sale of the business are resolved.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2013	December 31, 2013

Raw materials	$9,909	$11,606
Finished goods	27,474	34,205
	$37,383	$45,811

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2013		December 31, 2013
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade name	Indefinite	$4,800	—	$4,800	—

CCP contracts	20 years	106,400	$58,699	106,400	$60,029
Customer relationships	5 - 15 years	83,564	44,129	83,564	45,612
Trade names	5 - 20 years	67,790	30,502	67,790	31,371
Patents and patented technologies	6 - 19 years	55,099	46,954	54,970	48,264
Other	6 - 17 years	3,960	1,532	3,835	1,493
		$321,613	$181,816	$321,359	$186,769

The above table does not include any amounts for potential intangible assets acquired in the Roof Tile acquisition described in Note 3 because the process of identifying and valuing those intangible assets is in the early stages. Total amortization expense related to intangible assets was approximately $4.9 million and $5.1 million for the quarters ended December 31, 2012 and 2013, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Total estimated annual amortization expense for 2014 through 2019 is shown in the following table, which estimates do not include any amortization for Roof Tile’s intangible assets.

Year ending September 30:	(in thousands)
2014	$19,943
2015	15,812
2016	15,555
2017	14,677
2018	14,627
2019	13,599

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $457.5 million as of September 30, 2013 and $607.5 million as of December 31, 2013. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2013	December 31, 2013
7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

7¼% Senior notes, due January 2019	0	150,000

Convertible senior subordinated notes:
2.50%, due February 2014 (face amount $7,687), net of discount	7,553	7,654
8.75%, due February 2016 (face amount $49,791), net of discount	49,420	49,460
Total convertible senior subordinated notes, net of applicable discounts	56,973	57,114

Carrying amount of long-term debt, net of discounts	456,973	607,114
Less current portion	(7,553)	(7,654)

Long-term debt	$449,420	$599,460

7-5/8% Senior Secured Notes — In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver described below, currently consisting of certain trade receivables and inventories of Headwaters’ light building products and heavy construction materials segments. The notes are senior in priority to the 7¼% senior notes described below to the extent of the value of the assets securing the 7-5/8% notes, and are senior to all other outstanding and future subordinated debt.

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2013.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of December 31, 2013. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of December 31, 2013, Headwaters had secured letters of credit under the ABL Revolver of approximately $22.7 million for various purposes and had availability under the ABL Revolver of approximately $37.0 million.

The ABL Revolver terminates in October 2018. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and/or cash collateral is at least equivalent to the amount of notes maturing on such date.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2013, the interest rate on those borrowings would have been approximately 2.0%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2013.

7¼% Senior Notes — In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are effectively subordinate in priority to the 7-5/8% senior secured notes and the ABL Revolver described above, to the extent of the value of the assets securing such debt, and are senior to all other outstanding and future subordinated debt.

Headwaters can redeem the 7¼% notes, in whole or in part, at any time after January 15, 2016 at redemption prices ranging from 103.625% to 100.0%, depending on the redemption date. In addition, until January 15, 2016 Headwaters can redeem at a price of 107.25% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem any of the notes at any time prior to January 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2013.

Convertible Senior Subordinated Notes — The Form 10-K includes a detailed description of all of Headwaters’ currently outstanding convertible senior subordinated notes. Except for the amortization of debt discount, there were no changes in this debt during the December 2013 quarter.

Interest and Debt Maturities — During the December 2012 and 2013 quarters, Headwaters incurred total interest costs of approximately $10.6 million and $10.2 million, respectively, including approximately $1.2 million and $0.6 million,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2013 and 7.6% at December 31, 2013. All of the outstanding 2.50% convertible notes mature in February 2014, after which there are no debt maturities until February 2016.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2013 and December 31, 2013 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2013 would have been approximately $484.0 million, compared to a carrying value of $457.5 million, and the aggregate fair value as of December 31, 2013 would have been approximately $650.0 million, compared to a carrying value of $607.1 million.

Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and differences between Headwaters’ common stock price at the balance sheet measurement dates and the conversion prices for the convertible senior subordinated notes.

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2014, exclusive of discrete items, is currently expected to be approximately 14%, and this estimated rate was used to record income taxes for the December 2013 quarter. For the December 2012 quarter, Headwaters used an estimated effective income tax rate for continuing operations of 12%. Headwaters did not recognize any tax expense for discrete items in either period.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets in either the December 2012 or 2013 quarters, except to the extent of projected fiscal year earnings. The reported income tax rates of 12% and 14% for these periods resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus state income taxes in certain state jurisdictions.

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of Headwaters’ deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During fiscal 2014, Headwaters may realize a three-year cumulative accounting profit. If this occurs, Headwaters will also consider other positive and negative evidence such as current financial performance, financial and taxable income projections, the market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of the valuation allowance will favorably impact Headwaters’ results of operations in the period of reversal.

As of December 31, 2013, Headwaters’ NOL and capital loss carryforwards totaled approximately $78.6 million (tax effected). The U.S. and state NOLs expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of December 31, 2013, which expire from 2014 to 2033.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS for the years 2010 through 2012 and by other taxing authorities for the years 2009 through 2012. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits could change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits, the settlement of outstanding audit issues or the lapse of tax statutes of limitation. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

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

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost, and the corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of December 31, 2013, the treasury stock and related deferred compensation obligation had fair values of approximately $0.7 million, which was $0.1 million higher than the carrying values at cost.

Stock-Based Compensation — During the December 2013 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.5 million stock-based awards to officers and employees. The awards were granted under terms of the 2010 Incentive Compensation Plan (2010 ICP) and vest over an approximate three-year period. Vesting is also subject to a 60-day average stock price hurdle that precludes vesting unless Headwaters’ stock price exceeds by a predetermined amount the stock price on the date of grant, which threshold must be reached prior to the final vest date.

Stock-based compensation expense was approximately $0.4 million and $0.5 million for the December 2012 and 2013 quarters, respectively. As of December 31, 2013, there was approximately $3.7 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

11.       Earnings per Share

The following table sets forth the computations of basic and diluted EPS for the periods indicated, reflecting the amounts attributable to Headwaters and excluding the amounts attributable to the non-controlling interest in Roof Tile. In accordance with ASC 260, income (loss) from continuing operations for each period is used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2012	2013
Numerator:
Loss from continuing operations	$(3,874)	$(2,134)

Loss from continuing operations attributable to non-controlling interest	0	6

Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations attributable to Headwaters Incorporated	(3,874)	(2,128)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(1,998)	700

Numerator for basic and diluted earnings per share — net loss attributable to Headwaters Incorporated	$(5,872)	$(1,428)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	61,982	73,066

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.03)
Basic and diluted income (loss) per share from discontinued operations	(0.03)	0.01
Basic and diluted loss per share	$(0.09)	$(0.02)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	4,087	3,937
Stock options	1,110	618

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2013, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K (including fiscal 2014 grants made during the December 2013 quarter). Since September 30, 2013, there have been no significant changes in any of Headwaters’ commitments or in the amounts accrued under these awards, except for the payment during the December 2013 quarter of amounts contractually due under the terms of certain awards. Headwaters currently expects that additional amounts could be earned during the June and September 2014 quarters under the terms of the fiscal 2014 awards.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of December 31, 2013. These SARs vested in

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2013, approximately $1.2 million has been accrued for outstanding awards because the stock price at December 31, 2013 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ consolidated statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of December 31, 2013. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. Approximately $5.5 million has been accrued for outstanding awards as of December 31, 2013. Changes in Headwaters’ stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $2.2 million and $0.9 million for the December 2012 and 2013 quarters, respectively.

Property, Plant and Equipment — As of December 31, 2013, Headwaters was committed to spend approximately $4.7 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $0.6 million and $0.5 million of expense for legal matters during the December 2012 and 2013 quarters, respectively. Historically, except for the fiscal year 2011, costs paid to outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $16.0 million up to the amounts sought by claimants and has recorded a liability as of December 31, 2013 of $16.0 million, of which $15.0 million was incurred in 2011. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

AES Thames Bankruptcy.  Headwaters Resources, Inc. (HRI) had a contract to perform fly ash disposal services for AES Thames, L.L.C. (AES Thames) related to its coal-fired power plant located in Montville, Connecticut. AES Thames filed a petition for relief under the United States Bankruptcy Code in February 2011. In January 2013, the trustee filed an adversary proceeding complaint in the United States Bankruptcy Court for the District of Delaware alleging that certain payments made before the bankruptcy by AES Thames to HRI were avoidable preferential transfers under the Bankruptcy Code. The complaint seeks to recover $1.6 million plus interest, attorney fees, and costs. HRI answered

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

denying the allegations of the complaint. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Edwards.  In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleges that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee’s grant of certain stock appreciation rights to the Company’s Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleges that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company’s 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint seeks an order rescinding the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees, and costs. The complaint is brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Defendants filed their initial response to the complaint in January 2014. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

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

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise applicable RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also have initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks declaratory relief and should provide HRI an opportunity to represent its interests before the court makes orders with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI’s case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA has failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. The parties filed a proposed schedule with the District Court for the EPA to review its coal ash disposal regulations by December 2014. Because the final resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These new cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with some of its insurers. One insurer denied coverage based on allegations in the 2009 Fentress complaints, and a trial court ruled in the insurer’s favor, which ruling HRI appealed in February 2013 to the United States Court of Appeals for the Tenth Circuit. The parties have completed appeal briefing and oral argument was held in January 2014 but no decision has been announced. Another insurer continues to pay for the defense of the underlying cases. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Neil Wallace and CPM.  In February 2012, Neil Wallace filed a complaint in the State of Virginia Chesapeake Circuit Court against Virginia Electric and Power Company and related entities (VEPCO), VFL and Headwaters alleging personal injuries arising from exposure to the fly ash used to build the golf course described in the Fentress Families Trust case. Wallace claims that he worked on the golf course site from 2002-2007 and that as a result, he contracted kidney cancer. Plaintiff was the managing member and corporate counsel of CPM Virginia, LLC (CPM). CPM was a fly ash manager for VEPCO and was an owner and developer of the golf course. Wallace claims damages of $10.0 million. The trial court dismissed Wallace’s complaint and Wallace filed a notice of appeal. In January 2014, the Supreme Court of Virginia refused Wallace’s appeal. Separately, in December 2012 CPM filed a complaint in the same court against HRI alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

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

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. To date, claims made against Headwaters and its subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will remain viable, or that the insured amounts will cover all claims in excess of uninsured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. In addition, the insurance policies maintained by Headwaters and its subsidiaries exclude claims for damages resulting from exterior insulating finish systems, or EIFS, that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

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

Other.  Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. Because resolution of these proceedings is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

13.       Condensed Consolidating Financial Information

Headwaters’ 7-5/8% senior secured notes and 7¼% senior notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ wholly-owned domestic subsidiaries. The non-guaranteeing entities include primarily immaterial joint ventures in which Headwaters has a non-controlling ownership interest (and are included with the guarantor subsidiaries in the following condensed consolidating financial statements). Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2013

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$70,747	$4,569	$—	$75,316
Trade receivables, net	109,868			109,868
Inventories	37,383			37,383
Deferred income taxes	25,828	17,895	(29,687)	14,036
Other	6,548	732		7,280
Total current assets	250,374	23,196	(29,687)	243,883

Property, plant and equipment, net	155,499	4,120	—	159,619

Other assets:
Goodwill	137,198			137,198
Intangible assets, net	139,797			139,797
Investments in subsidiaries and intercompany accounts	360,482	98,016	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	53,228	22,179	(75,407)	—
Other	22,300	21,212		43,512
Total other assets	713,005	778,453	(1,170,951)	320,507
Total assets	$1,118,878	$805,769	$(1,200,638)	$724,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,051	$759	$—	$21,810
Accrued personnel costs	14,622	33,124		47,746
Accrued interest		16,077		16,077
Current and deferred income taxes	20,073	9,734	(29,687)	120
Other accrued liabilities	52,898	2,370		55,268
Current portion of long-term debt		7,553		7,553
Total current liabilities	108,644	69,617	(29,687)	148,574

Long-term liabilities:
Long-term debt		449,420		449,420
Income taxes	80,877	19,167	(75,407)	24,637
Intercompany notes	637,046		(637,046)	—
Other	9,332	7,636		16,968
Total long-term liabilities	727,255	476,223	(712,453)	491,025
Total liabilities	835,899	545,840	(742,140)	639,599

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	720,828	(458,498)	720,828
Retained earnings (accumulated deficit)	(175,519)	(460,453)		(635,972)
Treasury stock		(519)		(519)
Total stockholders’ equity	282,979	259,929	(458,498)	84,410
Total liabilities and stockholders’ equity	$1,118,878	$805,769	$(1,200,638)	$724,009

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2013

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$77,078	$98,249	$—	$175,327
Trade receivables, net	76,106			76,106
Inventories	45,811			45,811
Current and deferred income taxes	25,828	17,895	(28,653)	15,070
Other	6,450	3,011	(1,000)	8,461
Total current assets	231,273	119,155	(29,653)	320,775

Property, plant and equipment, net	160,760	5,008	—	165,768

Other assets:
Goodwill	194,885			194,885
Intangible assets, net	134,590			134,590
Investments in subsidiaries and intercompany accounts	336,919	121,579	(458,498)	—
Intercompany notes		637,046	(637,046)	—
Deferred income taxes	53,228	22,143	(75,371)	—
Other	20,594	26,878		47,472
Total other assets	740,216	807,646	(1,170,915)	376,947
Total assets	$1,132,249	$931,809	$(1,200,568)	$863,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,853	$618	$—	$14,471
Accrued personnel costs	7,448	24,548		31,996
Accrued interest		10,176		10,176
Current and deferred income taxes	21,000	7,653	(28,653)	0
Other accrued liabilities	50,551	4,579	(1,000)	54,130
Current portion of long-term debt		7,654		7,654
Total current liabilities	92,852	55,228	(29,653)	118,427

Long-term liabilities:
Long-term debt		599,460		599,460
Income taxes	80,807	19,079	(75,371)	24,515
Intercompany notes	637,046		(637,046)	—
Other	12,533	10,407		22,940
Total long-term liabilities	730,386	628,946	(712,417)	646,915
Total liabilities	823,238	684,174	(742,070)	765,342

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	721,711	(458,498)	721,711
Retained earnings (accumulated deficit)	(163,868)	(473,532)		(637,400)
Treasury stock		(617)		(617)
Total Headwaters Incorporated stockholders’ equity	294,630	247,635	(458,498)	83,767
Non-controlling interest in consolidated subsidiary	14,381			14,381
Total stockholders’ equity	309,011	247,635	(458,498)	98,148
Total liabilities and stockholders’ equity	$1,132,249	$931,809	$(1,200,568)	$863,490

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2012

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$76,688	$—	$76,688
Heavy construction materials	68,158		68,158
Energy technology	4,727		4,727
Total revenue	149,573	—	149,573

Cost of revenue:
Light building products	56,501		56,501
Heavy construction materials	53,584		53,584
Energy technology	2,243		2,243
Total cost of revenue	112,328	—	112,328

Gross profit	37,245	—	37,245

Operating expenses:
Amortization	4,936		4,936
Selling, general and administrative	21,493	4,784	26,277
Total operating expenses	26,429	4,784	31,213

Operating income (loss)	10,816	(4,784)	6,032

Other income (expense):
Net interest expense	(14)	(10,458)	(10,472)
Other, net	36		36
Total other income (expense), net	22	(10,458)	(10,436)

Income (loss) from continuing operations before income taxes	10,838	(15,242)	(4,404)

Income tax benefit (provision)	(1,300)	1,830	530

Income (loss) from continuing operations	9,538	(13,412)	(3,874)

Loss from discontinued operations, net of income taxes	(1,998)		(1,998)

Net income (loss)	$7,540	$(13,412)	$(5,872)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended December 31, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Revenue:
Light building products	$93,012	$—	$93,012
Heavy construction materials	71,521		71,521
Energy technology	1,082		1,082
Total revenue	165,615	—	165,615

Cost of revenue:
Light building products	69,338		69,338
Heavy construction materials	54,765		54,765
Energy technology	619		619
Total cost of revenue	124,722	—	124,722

Gross profit	40,893	—	40,893

Operating expenses:
Amortization	5,106		5,106
Selling, general and administrative	23,054	5,173	28,227
Total operating expenses	28,160	5,173	33,333

Operating income (loss)	12,733	(5,173)	7,560

Other income (expense):
Net interest income (expense)	(21)	(10,035)	(10,056)
Other, net	12		12
Total other income (expense), net	(9)	(10,035)	(10,044)

Income (loss) from continuing operations before income taxes	12,724	(15,208)	(2,484)

Income tax benefit (provision)	(1,779)	2,129	350

Income (loss) from continuing operations	10,945	(13,079)	(2,134)

Income from discontinued operations, net of income taxes	700		700

Net income (loss)	11,645	(13,079)	(1,434)

Net loss attributable to non-controlling interest	6		6

Net income (loss) attributable to Headwaters Incorporated	$11,651	$(13,079)	$(1,428)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2013

	Guarantor	Parent	Headwaters
(in thousands)	Subsidiaries	Company	Consolidated

Cash flows from operating activities:
Net income (loss)	$11,645	$(13,079)	$(1,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,986	61	13,047
Interest expense related to amortization of debt issue costs and debt discount		570	570
Stock-based compensation	197	269	466
Net loss on disposition of property, plant and equipment	316	45	361
Gain on sale of discontinued operations, net of income taxes	(964)		(964)
Net loss of unconsolidated joint ventures	49		49
Decrease in trade receivables	38,929		38,929
Increase in inventories	(4,782)		(4,782)
Decrease in accounts payable and accrued liabilities	(20,442)	(12,408)	(32,850)
Other changes in operating assets and liabilities, net	25,111	(27,440)	(2,329)
Net cash provided by (used in) operating activities	63,045	(51,982)	11,063

Cash flows from investing activities:
Payment for acquisition	(57,550)		(57,550)
Payments for investments in unconsolidated joint ventures	(750)		(750)
Purchase of property, plant and equipment	(5,867)	(1,021)	(6,888)
Proceeds from disposition of property, plant and equipment	111		111
Proceeds from sale of discontinued operations	4,666		4,666
Net change in other assets	2,436	509	2,945
Net cash used in investing activities	(56,954)	(512)	(57,466)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		146,200	146,200
Other debt issue costs		(105)	(105)
Employee stock purchases	240	79	319
Net cash provided by financing activities	240	146,174	146,414

Net increase in cash and cash equivalents	6,331	93,680	100,011

Cash and cash equivalents, beginning of period	70,747	4,569	75,316

Cash and cash equivalents, end of period	$77,078	$98,249	$175,327

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

Operations and Strategy.  In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), concrete block and other building products. We manufacture our light building products in approximately 15 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. A restructuring effort in the light building products segment was initiated in 2011 and completed in March 2012. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products, and in December 2013, we acquired 80% of the equity interests of Roof Tile, a manufacturer of high quality concrete roof tiles and accessories.

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

Light Building Products Segment.  For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there was improvement in end markets in 2013, which has continued into 2014. Demand for new homes is rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. Nevertheless, new residential construction starts improved somewhat over the prior year and as of December 2013 are at a seasonally-adjusted annualized level of approximately 1.0 million units.

Existing home sales have also been trending up. The National Association of Realtors reported that for all of calendar 2013, there were 5.1 million sales, which is 9% higher than for calendar 2012. December 2013 total existing home sales were at a seasonally-adjusted annual rate of 4.9 million units, the same as in December 2012. Total housing inventory as of December 31, 2013 was 1.9 million existing homes for sale, representing a 4.6-month supply. This compares to a 4.5-month supply as of December 31, 2012 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in December 2013 was 10% higher than in December 2012. We believe population growth, pent-up household formation, increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum. Repair and remodel markets, however, continue to be weak.

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

Heavy Construction Materials Segment.  Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, which has decreased in recent years as compared to earlier periods. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. While all of our businesses were affected by the recent recession, the impact on our heavy construction materials segment was somewhat less severe than on our light building products segment. However, to the extent that coal combustion power plant units are shut down or idled in the future, our business may be adversely affected.

Energy Technology Segment.  Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and the remaining ten facilities in 2013.

During 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded significant asset impairments in those years to reduce the carrying value of the assets to fair value less estimated selling costs. We recognized small estimated gains on the 2012 and 2013 sales transactions, and subsequent to the dates of sale, some adjustments of the previously recognized estimated gains have been recognized. We currently expect that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved.

Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In 2011, we announced the decision by a refinery to commercially implement our HCAT® heavy oil upgrading technology following a lengthy evaluation and we currently expect to have additional HCAT® customers in the future.

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

During 2012, we issued approximately $49.8 million of 8.75% convertible senior subordinated notes due in February 2016, in exchange for cancellation of an equal amount of outstanding 2.50% convertible notes due in February 2014. Using proceeds from the sale of our interest in the Blue Flint ethanol joint venture and other sources of cash, we also repaid $38.2 million of our convertible senior subordinated notes. During 2013, we repaid an additional $47.4 million of 2.50% convertible notes and currently we have approximately $57.5 million face value of convertible debt outstanding, $7.7 million of which is due in February 2014 and $49.8 million of which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million. Approximately $57.6 million of the net proceeds were used to acquire 80% of the equity interests of Roof Tile. Capital expenditures beginning in fiscal 2011 have been significantly lower than in prior years, which has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of December 31, 2013, we have approximately $175.3 million of cash on hand and total liquidity of approximately $212.3 million. Additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2014 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform, when opportunities arise.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The information set forth below compares our operating results for the three months ended December 31, 2013, the first quarter of our 2014 fiscal year (2014) with operating results for the three months ended December 31, 2012, the first quarter of our 2013 fiscal year (2013). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our first quarter 2014 revenue increased by 11% to $165.6 million from $149.6 million for the first quarter of 2013. Gross profit increased by 10%, to $40.9 million, compared to $37.2 million in the first quarter of 2013. Operating income improved 27%, from $6.0 million in 2013 to $7.6 million in 2014. The loss from continuing operations was $(2.1) million, or $(0.03) per diluted share, for the first quarter of 2014, compared to a loss of $(3.9) million, or $(0.06) per diluted share, for the first quarter of 2013. Net loss including discontinued operations was $(1.4) million, or $(0.02) per diluted share, for the first quarter of 2014, compared to a net loss of $(5.9) million, or $(0.09) per diluted share, for the first quarter of 2013.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2014 were $93.0 million with a corresponding gross profit of $23.7 million. Sales of light building products in 2013 were $76.7 million with a corresponding gross profit of $20.2 million. Combined revenues from our trim board product line acquired in December 2012 and our concrete roof tile business acquired in December 2013 were $10.1 million during the December 2013 quarter. All three of our product categories experienced growth, with the stone product group having the highest growth rate given its exposure to new residential construction. Poor weather conditions in December, which continued into January, slowed sales in certain markets. The soft repair and remodel end market also continues to impact our legacy siding accessory products, but the market softness was partially offset by success in increasing distribution of our new trim board product line. Our block product category experienced modest growth following strong performance in fiscal 2013.

First quarter 2014 gross profit increased by 17% from $20.2 million to $23.7 million, and operating income increased by 65% to $5.1 million from $3.1 million in 2013. Gross margin decreased 80 basis points to 25% in the quarter, due to the inclusion of trim board and concrete roof tile in the sales mix. We anticipate continued margin improvement over the next year due to organic revenue growth and ongoing improvements in manufacturing efficiencies. However, we also expect raw material cost pressure, as resin and cement producers focus on securing price increases in fiscal 2014.

The significant weakness in the new housing and residential remodeling markets which began several years ago eased during fiscal 2013. According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. However, new housing starts were only 0.8 million units and 0.9 million units in calendar 2012 and 2013, respectively. Further, during the last 50 years, the six years with the lowest number of housing starts were the six calendar years 2008 through 2013. In December 2013, the seasonally-adjusted annual number of new housing starts was 1.0 million units, according to the NAHB. Also impacting some of our product offerings is a continuing weakness in the repair and remodel end markets.

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

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2014 were $71.5 million with a corresponding gross profit of $16.8 million. Heavy construction materials revenues for 2013 were $68.2 million with a corresponding gross profit of $14.6 million. Revenue increased during the quarter primarily from fly ash price increases and incremental services provided to utilities, but the revenue mix favored product sales compared to last year. Site service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality. Service revenue represented approximately 31% of total segment revenue for the first quarter of 2014, compared to 33% for the first quarter of 2013 and 29% for all of fiscal 2013.

Gross profit increased by 15% to $16.8 million in the first quarter of 2014, compared to $14.6 million in 2013, and gross margin increased by 200 basis points to 23%. While revenue increased $3.3 million, operating income increased $2.3 million or 70% of the revenue increase, from $7.6 million in 2013 to $9.9 million in 2014. The increases in gross profit and operating income in 2014 were due to increases in fly ash revenue, the impact of continuous improvement initiatives, and high margin incremental service projects.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 9.0% over calendar 2011 and cement consumption was projected to increase 4.5% in calendar 2013. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In November 2013, the PCA estimated the growth rate for calendar 2014 will be 8.1% and the PCA’s Chief Economist believes the trough point for road construction, which accounts for the largest area of public cement consumption, was reached in 2013.

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

The question of whether disposal of fly ash should be regulated under Subtitle C of RCRA (Resource Conservation and Recovery Act) or Subtitle D, as solid waste, is near resolution. In a consent decree submitted to the U.S. District Court for the District of Columbia on January 29, 2014, the EPA agreed by December 19, 2014 to “sign for publication in the Federal Register a notice taking final action regarding EPA’s proposed revision of RCRA Subtitle D regulations pertaining to coal combustion residuals.” We believe that the EPA’s statement makes it highly likely that fly ash disposal will be regulated under Subtitle D as a solid waste.

We have worked with the EPA for almost five years, and feel very comfortable with the settlement agreed to with us and the other plaintiffs. We previously reported that the EPA had said that its plan to align new fly ash impoundment water standards with proposed CCP disposal rules “could provide strong support for a conclusion that regulation of [coal combustion residuals] under RCRA Subtitle D would be adequate.” That alignment is consistent with EPA’s plan to finalize Subtitle D regulations for fly ash disposal.

There is still a possibility that Congress could move forward with statutory language that requires states to follow national disposal standards backed up by EPA enforcement powers. The legislation would be protective of the environment, create a rational enforcement mechanism, and improve overall management of fly ash disposal. We support the legislation, but Subtitle D regulations would resolve the uncertainty surrounding beneficial use.

Energy Technology Segment.  Following the decision to sell the coal cleaning business in fiscal 2011, our energy technology segment currently consists primarily of operations related to HCAT, our heavy oil upgrading catalyst. Energy technology segment revenues for 2014 were $1.1 million, compared to revenues for 2013 of $4.7 million. The change in revenue related primarily to the timing of HCAT shipments, which can vary from quarter to quarter, depending upon customer inventory levels and the timing of orders. There has not been a substantial change in the business and revenue will continue to fluctuate on a quarterly basis until we obtain multiple customers.

Operating Expenses.  Amortization of intangible assets was not materially different between 2014 and 2013 because the decrease in amortization expense for assets that have been fully amortized offset most of the increased amortization for the acquired Kleer Lumber intangible assets. Future amortization expense will depend in part on the values and useful lives of the acquired Roof Tile intangible assets. Selling, general and administrative expenses increased 5% from 2013 to 2014 as increased selling and marketing costs (including some non-routine customer development costs) and small increases in several other cost categories related to revenue growth, more than offset the decrease in expense for cash-based compensation tied to stock price movement. During the remainder of fiscal 2014, we expect to incur additional non-routine customer development costs, primarily in the energy technology segment.

Other Income and Expense.  For 2014, we reported net other expense of $10.0 million, compared to net other expense of $10.4 million for 2013. For both periods, substantially all of the net other expense represented interest expense. Net interest expense decreased $0.4 million due primarily to a decrease in the outstanding balance of convertible senior subordinated notes during fiscal 2013, as a result of early repayments during that year. The decrease in interest expense related to convertible debt was partially offset by increased interest expense related to the new senior debt which was issued in December 2013. Interest expense for fiscal 2014 is currently expected to total approximately $47.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 14% reported effective income tax rate in 2014 and the 12% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Because the realization of our deferred tax assets is dependent upon future income in domestic and foreign jurisdictions that have generated losses, management determined that we do not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. During fiscal 2014, we may realize a three-year cumulative accounting profit. If this occurs, we will also consider other positive and negative evidence such as current financial performance, financial and taxable income projections, the market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

Discontinued Operations.  We recorded $0.7 million of income from discontinued operations in the first quarter of 2014, representing primarily additional gain on the sale of coal cleaning facilities from our January 2013 transaction. In 2013, we recorded a loss from discontinued operations of $(2.0) million. We currently expect that additional adjustments to the estimated gains and losses from sale of the facilities may be recognized in fiscal 2014 as certain contingencies are resolved.

For all facility sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Such potential proceeds were not considered in the original estimated gain and loss calculations and will be accounted for in future periods when any such amounts are received. In the December 2013 quarter, we received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of December 31, 2013, we remain contingently liable for some of the assumed obligations and have accrued approximately $10.2 million to meet those contingent liabilities if necessary (representing an increase of $3.5 million during the December 2013 quarter). We have also reserved certain receivables due from the buyer until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business at least until such time as the significant contingencies related to the sale of the business are resolved.

Impact of Inflation and Related Matters

In certain periods, some of our operations have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride and cement in the light building products segment. Beginning in 2011, we experienced some significant cost increases for certain raw materials and transportation fuel. We currently believe it is possible that resin and cement producers will focus on securing price increases in fiscal 2014 and that costs for other raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed through certain increased raw materials costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the three months ended December 31, 2013, the first quarter of our 2014 fiscal year (2014), was approximately $11.1 million, compared to net cash used in operating activities during the three months ended December 31, 2012, the first quarter of our 2013 fiscal year (2013), of approximately $(4.2) million. The primary differences in operating cash flows between the two periods related to a decrease of approximately $4.4 million in the net loss from 2013 and 2014, due to improved results in both continuing operations and in discontinued operations, and an increase in cash of approximately $11.1 million related to changes in working capital accounts, primarily trade receivables.

In 2014, our primary investing activity consisted of the Roof Tile acquisition, and in 2013, our primary investing activity consisted of the Kleer Lumber acquisition. Purchases of property, plant and equipment were approximately the same in both periods. In 2014, our primary financing activity consisted of the issuance of senior debt, and in 2013, our primary financing activity consisted of the issuance of common stock. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million, of which $43.0 million was paid in the December 2012 quarter. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million. On December 12, 2013, we acquired 80% of the equity interests of Roof Tile, another company in the light building products industry. Total consideration paid for Roof Tile, all of which was cash, was approximately $57.6 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million.

In both 2013 and 2014, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2014 for both maintenance and growth are currently expected to be in the range of $40 million, as compared to approximately $30 million incurred during each of the past three fiscal years. Funding for 2014 capital expenditures is expected to come from working capital. As of December 31, 2013, we were committed to spend approximately $4.7 million on capital projects that were in various stages of completion.

As noted earlier, in 2011 we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during fiscal 2012 and the remaining ten facilities in fiscal 2013. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. In the December 2013 quarter, we received $2.7 million of deferred purchase price payments.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of December 31, 2013, we remain contingently liable for some of the assumed obligations and have accrued approximately $10.2 million to meet those contingent liabilities if necessary (representing an increase of $3.5 million during the December 2013 quarter). We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. Acquisitions have historically been an important part of our long-term business strategy as well; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. In past years, we have also invested in joint ventures accounted for using the equity method of accounting, and in the December 2013 quarter we invested $0.8 million in unconsolidated joint ventures. We do not currently have plans to significantly increase our investments in any of the joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

Financing Activities.  In the December 2012 quarter, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million ($77.8 million estimated as of December 31, 2012), of which approximately $43.3 million was used to acquire Kleer Lumber. In the December 2013 quarter, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million, of which approximately $57.6 million was used to acquire Roof Tile.

The approximately $7.7 million aggregate principal amount of 2.50% convertible notes that remains outstanding at December 31, 2013 matures in February 2014, and our other outstanding debt matures from 2016 through 2019. We believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the due dates. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

We were in compliance with all debt covenants as of December 31, 2013. The senior secured notes, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in 2009. The ABL Revolver has a termination date of October 2018, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or any of the convertible senior subordinated notes, at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and/or cash collateral is at least equivalent to the amount of notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

As of December 31, 2013, availability under the ABL Revolver was approximately $37.0 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of December 31, 2013, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. Voluntary prepayments of debt principal may be excluded from fixed charges if, at the time of the prepayment, the pro-forma net excess availability (after giving effect of the prepaid debt) for the prior and future 60 days is greater than 25% of the facility, or $17.5 million.

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

Working Capital.  As of December 31, 2013, our working capital was $202.3 million (including $175.3 million of cash and cash equivalents) compared to $95.3 million as of September 30, 2013. We currently expect operations to produce positive cash flow during fiscal 2014 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs for the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $1.0 million for both 2013 and 2014. As of December 31, 2013, our NOL and capital loss carryforwards totaled approximately $78.6 million (tax effected). The U.S. and state NOLs and capital losses expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of December 31, 2013, which also expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures, interest payments on long-term debt and repayment of the 2.50% convertible notes ($7.7 million). In subsequent periods, significant cash requirements will include the repayment of other debt, but not prior to February 2016. See Note 12 to the condensed consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 12 to the condensed consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price. In addition, future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 7 to the condensed consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes.

Cash Performance Unit Awards. As discussed in Note 12 to the condensed consolidated financial statements and more fully described in the 10-K, the Compensation Committee approved grants of performance unit awards to participants in certain business units related to consolidated cash flow generated during fiscal 2014. The terms of these awards are similar to those for the fiscal 2012 and 2013 awards, with one added feature that provides for potential further adjustment based on cash flows generated in fiscal 2015 and 2016. Changes in our cash flow generation as well as changes in the stock price through September 30, 2014 will result in adjustment of the expected liability as of September 30, 2014, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter through September 30, 2014. Changes in the stock price can result in an increase or decrease in the estimated September 30, 2014 payout liability; however, any adjustments are also dependent upon the amount of cash flow generated during 2014. Potential adjustments to the 2014 estimated liability may also occur in 2015 and 2016, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of December 31, 2013. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2013, approximately $1.2 million has been accrued for outstanding awards because the stock price at December 31, 2013 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of December 31, 2013. These SARs have terms similar to those described above. Approximately $5.5 million has been accrued for outstanding awards as of December 31, 2013. Changes in our stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $2.2 million and $0.9 million for the December 2012 and 2013 quarters, respectively.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in our stock price of $1.00 would result in an increase or decrease of approximately $1.0 million in the ultimate payout liability.

The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $2.2 million and $0.9 million for the December 2012 and 2013 quarters, respectively, all of which represents expense related to cash-settled SARs.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2013 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended December 31, 2013, but did purchase treasury stock. As described in Note 10 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	0	n/a	n/a	n/a
November 1, 2013 — November 30, 2013	0	n/a	n/a	n/a
December 1, 2013 — December 31, 2013	9,985	9.83	n/a	n/a
Total	9,985	$9.83	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.35	Form of Performance Unit Award Agreement (November 2013)	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 5, 2014	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2014	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)