Form 10-Q
period 2014-03-31
HEADWATERS INC
filed 2014-05-01
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of April 23, 2014 was 73,444,394.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2013	2014

ASSETS

Current assets:
Cash and cash equivalents	$75,316	$154,233
Trade receivables, net	109,868	84,019
Inventories	37,383	51,137
Current and deferred income taxes	14,036	14,984
Other	7,280	11,391
Total current assets	243,883	315,764

Property, plant and equipment, net	159,619	170,161

Other assets:
Goodwill	137,198	168,489
Intangible assets, net	139,797	158,531
Other	43,512	42,253
Total other assets	320,507	369,273

Total assets	$724,009	$855,198
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,810	$18,494
Accrued personnel costs	47,746	37,058
Accrued interest	16,077	19,351
Current income taxes	120	0
Other accrued liabilities	55,268	47,551
Current portion of long-term debt	7,553	0
Total current liabilities	148,574	122,454

Long-term liabilities:
Long-term debt	449,420	599,500
Income taxes	24,637	21,833
Other	16,968	23,901
Total long-term liabilities	491,025	645,234
Total liabilities	639,599	767,688

Commitments and contingencies

Non-controlling interest in consolidated subsidiary	0	13,376

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,149 shares at September 30, 2013 and 73,439 shares at March 31, 2014	73	73
Capital in excess of par value	720,828	722,414
Retained earnings (accumulated deficit)	(635,972)	(647,718)
Treasury stock	(519)	(635)
Total stockholders’ equity	84,410	74,134

Total liabilities and stockholders’ equity	$724,009	$855,198

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2013	2014	2013	2014

Revenue:
Light building products	$84,778	$94,139	$161,466	$187,151
Heavy construction materials	54,014	59,093	122,172	130,614
Energy technology	2,196	3,280	6,923	4,362
Total revenue	140,988	156,512	290,561	322,127

Cost of revenue:
Light building products	64,126	70,828	120,627	140,166
Heavy construction materials	43,396	45,669	96,980	100,434
Energy technology	1,055	1,464	3,298	2,083
Total cost of revenue	108,577	117,961	220,905	242,683

Gross profit	32,411	38,551	69,656	79,444

Operating expenses:
Amortization	5,288	5,485	10,224	10,591
Selling, general and administrative	28,239	32,517	54,516	60,744
Total operating expenses	33,527	38,002	64,740	71,335

Operating income (loss)	(1,116)	549	4,916	8,109

Other income (expense):
Net interest expense	(11,139)	(12,234)	(21,611)	(22,290)
Other, net	202	(32)	238	(20)
Total other income (expense), net	(10,937)	(12,266)	(21,373)	(22,310)

Loss from continuing operations before income taxes	(12,053)	(11,717)	(16,457)	(14,201)

Income tax benefit	1,770	2,210	2,300	2,560

Loss from continuing operations	(10,283)	(9,507)	(14,157)	(11,641)

Income (loss) from discontinued operations, net of income taxes	2,023	(575)	25	125

Net loss	(8,260)	(10,082)	(14,132)	(11,516)

Net income attributable to non-controlling interest	0	(236)	0	(230)

Net loss attributable to Headwaters Incorporated	$(8,260)	$(10,318)	$(14,132)	$(11,746)

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.14)	$(0.13)	$(0.21)	$(0.16)
From discontinued operations	0.03	(0.01)	0.00	0.00
	$(0.11)	$(0.14)	$(0.21)	$(0.16)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2014

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2013	73,149	$73	$720,828	$(635,972)	$(519)	$84,410

Issuance of common stock pursuant to employee stock purchase plan	51	0	454			454

Issuance of restricted stock, net of cancellations	150	0				0

Exercise of stock appreciation rights and restricted stock units	89	0				0

Stock-based compensation			1,016			1,016

Net 6 share increase in treasury stock held for deferred compensation plan obligations, at cost			116		(116)	0

Net loss attributable to Headwaters Incorporated for the six months ended March 31, 2014				(11,746)		(11,746)

Balances as of March 31, 2014	73,439	$73	$722,414	$(647,718)	$(635)	$74,134

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2013	2014

Cash flows from operating activities:
Net loss	$(14,132)	$(11,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,582	26,460
Interest expense related to amortization of debt issue costs and debt discount	3,165	1,153
Stock-based compensation	821	1,016
Deferred income taxes	55	214
Net loss (gain) on disposition of property, plant and equipment	(673)	373
Gain on sale of discontinued operations, net of income taxes	(3,110)	(3,117)
Net loss of unconsolidated joint ventures	0	133
Decrease in trade receivables	31,676	30,911
Increase in inventories	(5,960)	(9,754)
Decrease in accounts payable and accrued liabilities	(28,334)	(23,598)
Other changes in operating assets and liabilities, net	(8,133)	(5,530)
Net cash provided by operating activities	957	6,745

Cash flows from investing activities:
Payments for acquisitions	(43,250)	(60,619)
Payments for investments in unconsolidated joint ventures	0	(1,000)
Purchase of property, plant and equipment	(14,407)	(15,944)
Proceeds from disposition of property, plant and equipment	789	358
Proceeds from sale of discontinued operations	3,813	4,666
Net decrease (increase) in long-term receivables and deposits	(799)	5,825
Net change in other assets	(466)	24
Net cash used in investing activities	(54,320)	(66,690)

Cash flows from financing activities:
Net proceeds from issuance of common stock	77,957	0
Net proceeds from issuance of long-term debt	0	146,200
Payments on long-term debt	(15,217)	(7,792)
Employee stock purchases	454	454
Net cash provided by financing activities	63,194	138,862

Net increase in cash and cash equivalents	9,831	78,917

Cash and cash equivalents, beginning of period	53,782	75,316

Cash and cash equivalents, end of period	$63,613	$154,233

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a building products company incorporated in Delaware, providing products and services in the light and heavy building materials segments. Headwaters’ vision is to improve lives through innovative advancements in construction materials.

The light building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and concrete block. Headwaters believes that many of its branded products have a leading market position. Revenues from Headwaters’ light building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodeling markets, as well as commercial construction markets.

The heavy construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily sold directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. Headwaters’ heavy construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. In oil, Headwaters believes that its upgrading technology represents a substantial improvement over current heavy oil refining technologies. Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and the results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods presented.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the six months ended March 31, 2013, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. During the six months ended March 31, 2014, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2013 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

Recent Accounting Pronouncements — Headwaters has reviewed recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Segment costs and expenses considered in deriving segment operating income (loss) include cost of revenue, amortization, and segment-specific selling, general and administrative expenses. Amounts included in the Corporate column represent expenses that are not allocated to any segment and include administrative departmental costs and general corporate overhead. Segment assets reflect those specifically attributable to individual segments and primarily include cash, accounts receivable, inventories, property, plant and equipment, goodwill and intangible assets. Certain other assets are included in the Corporate column. The net operating results of the discontinued coal cleaning business are reflected in the single line item for discontinued operations.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	Three Months Ended March 31, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$84,778	$54,014	$2,196	$0	$140,988

Depreciation and amortization	$(9,418)	$(3,131)	$(519)	$(78)	$(13,146)

Operating income (loss)	$1,335	$3,666	$(1,205)	$(4,912)	$(1,116)
Net interest expense					(11,139)
Other income (expense), net					202
Income tax benefit					1,770
Loss from continuing operations					(10,283)
Income from discontinued operations, net of income taxes					2,023
Net loss					$(8,260)

Capital expenditures	$5,846	$1,377	$117	$514	$7,854

Segment assets as of September 30, 2013	$306,686	$358,684	$34,509	$24,130	$724,009

	Three Months Ended March 31, 2014
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$94,139	$59,093	$3,280	$0	$156,512

Depreciation and amortization	$(9,546)	$(3,319)	$(479)	$(69)	$(13,413)

Operating income (loss)	$1,907	$5,228	$(821)	$(5,765)	$549
Net interest expense					(12,234)
Other income (expense), net					(32)
Income tax benefit					2,210
Loss from continuing operations					(9,507)
Loss from discontinued operations, net of income taxes					(575)
Net loss					$(10,082)

Capital expenditures	$6,864	$1,377	$75	$740	$9,056

Segment assets	$371,456	$354,677	$32,286	$96,779	$855,198

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	Six Months Ended March 31, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$161,466	$122,172	$6,923	$0	$290,561

Depreciation and amortization	$(18,093)	$(6,271)	$(1,085)	$(133)	$(25,582)

Operating income (loss)	$4,462	$11,273	$(1,123)	$(9,696)	$4,916
Net interest expense					(21,611)
Other income (expense), net					238
Income tax benefit					2,300
Loss from continuing operations					(14,157)
Income from discontinued operations, net of income taxes					25
Net loss					$(14,132)

Capital expenditures	$10,891	$2,060	$269	$1,187	$14,407

	Six Months Ended March 31, 2014
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$187,151	$130,614	$4,362	$0	$322,127

Depreciation and amortization	$(18,758)	$(6,605)	$(967)	$(130)	$(26,460)

Operating income (loss)	$6,993	$15,161	$(3,107)	$(10,938)	$8,109
Net interest expense					(22,290)
Other income (expense), net					(20)
Income tax benefit					2,560
Loss from continuing operations					(11,641)
Income from discontinued operations, net of income taxes					125
Net loss					$(11,516)

Capital expenditures	$11,316	$2,562	$305	$1,761	$15,944

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

March 31, 2014

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

Total consideration paid for Roof Tile, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for the six months ended March 31, 2014. Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Roof Tile for a stipulated multiple of EBITDA. This call right is exercisable at any time after five years following the date of acquisition, unless certain defined events occur prior to that time, in which case the right is exercisable earlier. The non-controlling owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA. This put right is exercisable at any time after 18 months following the date of acquisition, unless certain defined events under Headwaters’ control occur prior to that time, in which case the right is exercisable earlier.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

(in thousands)

Current assets	$8,186
Current liabilities	(3,422)
Property, plant and equipment	10,589
Intangible assets:
Customer relationships (15 year life)	18,600
Trade name (indefinite life)	6,600
Goodwill	30,112
Net assets acquired	70,665

Less non-controlling interest	(13,146)
Net assets attributable to Headwaters	$57,519

Roof Tile’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years. All of Headwaters’ goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

Other — During the March 2014 quarter, Headwaters acquired a company in the heavy construction materials industry located in the Northeast U.S. for initial cash consideration of approximately $3.1 million. The acquisition is expected to increase Headwaters’ supply of fly ash and bottom ash, improving its competitive position in that region.

Combined Financial Information — No revenue or earnings from the 2014 acquisitions were included in Headwaters’ statements of operations for the 2013 periods. The actual revenue from the 2014 acquisitions included in Headwaters’ statements of operations for the three- and six-month periods ended March 31, 2014 was approximately $9.0 million and $11.0 million, respectively, and the actual earnings from the 2014 acquisitions included in Headwaters’ statements of operations for the three- and six-month periods ended March 31, 2014 was approximately $1.0 million in both periods. The following represents the pro forma consolidated revenue and net loss for Headwaters for the periods indicated as if the 2014 acquisitions had been included in Headwaters’ consolidated results of operations beginning October 1, 2012.

	Three months ended March 31,		Six months ended March 31,
(in thousands)	2013	2014	2013	2014

Revenue	$148,701	$156,715	$305,919	$330,730
Net loss	(6,906)	(10,332)	(12,714)	(9,695)

The above pro forma results have been calculated by combining the historical results of Headwaters and the 2014 acquisitions as if the acquisitions had occurred on October 1, 2012, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include an estimate for all periods for intangible asset amortization (which is subject to change when the final asset values have been determined) and also reflect the following 2014 expenses in fiscal 2013 instead of in 2014:  $0.4 million of direct acquisition costs and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. No other material pro forma adjustments were deemed necessary, either to conform the 2014 acquisitions to Headwaters’ accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2012 or that may be achieved in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Non-controlling Interest in Consolidated Subsidiary — As described above, Headwaters acquired 80% of the equity interests of Roof Tile, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is considered to be redeemable and because the redemption feature is not deemed to be a freestanding financial instrument and is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders’ equity section of the balance sheet as temporary, or mezzanine, equity.

The acquisition date value of the non-controlling interest has been provisionally measured using available information and assumptions Headwaters deems to be reasonable at the current time. The value of the non-controlling interest is affected by the lack of control as well as the estimated values of the put and call rights. Headwaters is in the process of finalizing the third-party valuation of the fair value of the non-controlling interest; therefore, the provisional measurement is subject to change. The following table summarizes the activity of the non-controlling interest during the six month period ended March 31, 2014.

(in thousands)

Estimated fair value as of acquisition date	$13,146
Net income attributable to non-controlling interest	230
Balance as of March 31, 2014	$13,376

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2013	2014	2013	2014

Revenue	$137	$0	$4,386	$0

Loss from operations of discontinued operations before income taxes	$(1,087)	$(2,728)	$(3,085)	$(2,992)
Gain on disposal	3,110	2,153	3,110	3,117
Income tax provision	0	0	0	0
Income (loss) from discontinued operations, net of income taxes	$2,023	$(575)	$25	$125

Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013, and recognized estimated gains at the time of sale. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions have been recognized, including the reported gain on disposal amounts reflected in the table above. Headwaters currently expects that additional adjustments to the estimated gains and losses may be recognized in 2014 as certain contingencies are resolved. The loss from operations reflected in the table for both periods includes expenses for certain litigation which commenced prior to disposal of the business.

For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. While maximum potential future production royalties and deferred purchase price on the sales transactions could total more than $50 million, such potential proceeds were not considered in the gain calculations and will be accounted for in future periods

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

when any such amounts are received. During the six months ended March 31, 2014, Headwaters received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of March 31, 2014, Headwaters remains contingently liable for one of the assumed obligations and has accrued approximately $8.0 million to meet that contingent liability if necessary. Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain. Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency related to the sale of the business is resolved.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2013	March 31, 2014

Raw materials	$9,909	$10,660
Finished goods	27,474	40,477
	$37,383	$51,137

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2013		March 31, 2014
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$4,800	—	$11,400	—

CCP contracts	15 - 20 years	106,400	$58,699	110,590	$61,391
Customer relationships	5 - 15 years	83,564	44,129	102,164	47,456
Trade names	5 - 20 years	67,790	30,502	67,790	32,240
Patents and patented technologies	6 - 19 years	55,099	46,954	54,869	49,561
Other	6 - 17 years	3,960	1,532	3,935	1,569
		$321,613	$181,816	$350,748	$192,217

The increase in gross carrying amount of intangible assets from September 30, 2013 to March 31, 2014 is primarily attributable to assets acquired in the acquisition transactions described in Note 3. Total amortization expense related to intangible assets was approximately $5.3 million and $5.5 million for the quarters ended March 31, 2013 and 2014, respectively, and approximately $10.2 million and $10.6 million for the six months ended March 31, 2013 and 2014, respectively. Amortization expense for fiscal 2014 is subject to finalization of the valuation efforts related to the intangible assets acquired in the 2014 transactions, as described in Note 3.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Total currently estimated annual amortization expense for 2014 through 2019 is shown in the following table, which estimates are subject to change when the fair values of the intangible assets acquired in 2014 are finalized.

Year ending September 30:	(in thousands)
2014	$21,087
2015	17,305
2016	17,048
2017	16,169
2018	16,119
2019	15,092

7.             Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $457.5 million as of September 30, 2013 and $599.8 million as of March 31, 2014. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2013	March 31, 2014

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

7¼% Senior notes, due January 2019	0	150,000

Convertible senior subordinated notes:
2.50%, repaid in February 2014 (face amount $7,687), net of discount	7,553	0
8.75%, due February 2016 (face amount $49,791), net of discount	49,420	49,500
Total convertible senior subordinated notes, net of applicable discounts	56,973	49,500

Carrying amount of long-term debt, net of discounts	456,973	599,500
Less current portion	(7,553)	0

Long-term debt	$449,420	$599,500

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

Headwaters can redeem the 7-5/8% notes, in whole or in part, at any time after March 2015 at redemption prices ranging from 103.8% to 100.0%, depending on the redemption date. Headwaters can also redeem any portion of the notes at any time through March 2015 at a price equal to 100% plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2014.

7¼% Senior Notes — In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are effectively subordinate in priority to the 7-5/8% senior secured notes and the ABL

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Revolver described below, to the extent of the value of the assets securing such debt, and are senior to all other outstanding and future subordinated debt.

Headwaters can redeem the 7¼% notes, in whole or in part, at any time after January 15, 2016 at redemption prices ranging from 103.625% to 100.0%, depending on the redemption date. In addition, until January 15, 2016, Headwaters can redeem at a price of 107.25% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem any of the notes at any time prior to January 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2014.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of March 31, 2014. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of March 31, 2014, Headwaters had secured letters of credit under the ABL Revolver of approximately $23.2 million for various purposes and had availability under the ABL Revolver of approximately $44.8 million.

The ABL Revolver terminates in October 2018. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes, the senior notes or the convertible senior subordinated notes, at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and/or cash collateral is at least equivalent to the amount of notes maturing on such date.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2014, the interest rate on those borrowings would have been approximately 2.0%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2014.

Convertible Senior Subordinated Notes — During the March 2014 quarter, Headwaters repaid all of the remaining outstanding 2.50% convertible senior subordinated notes. The Form 10-K includes a detailed description of the 8.75% notes, which are the only convertible senior subordinated notes outstanding as of March 31, 2014. Except for the amortization of debt discount, there were no changes in this debt during the six months ended March 31, 2014.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Interest and Debt Maturities — During the March 2013 and 2014 quarters, Headwaters incurred total interest costs of approximately $11.2 million and $12.4 million, respectively, including approximately $1.9 million and $0.6 million, respectively, of non-cash interest expense. During the six months ended March 31, 2013 and 2014, Headwaters incurred total interest costs of approximately $21.7 million and $22.6 million, respectively, including approximately $3.2 million and $1.2 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2013 and 7.6% at March 31, 2014. Headwaters has no debt maturities until February 2016.

8.              Fair Value of Financial Instruments

Headwaters’ material financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

All of Headwaters’ outstanding long-term debt as of September 30, 2013 and March 31, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2013 would have been approximately $484.0 million, compared to a carrying value of $457.5 million, and the aggregate fair value as of March 31, 2014 would have been approximately $643.0 million, compared to a carrying value of $599.5 million.

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

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2014 is currently expected to be approximately 18%, and this estimated rate was used to record income taxes for the March 2014 quarter and the six months ended March 31, 2014. For the six months ended March 31, 2013, Headwaters used an estimated effective income tax rate for continuing operations of 14%. Headwaters did not recognize any tax expense for discrete items in any of the 2013 or 2014 periods.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets in any of the 2013 or 2014 periods, except to the extent of projected fiscal year earnings. The estimated income tax rates of 14% for fiscal 2013 and 18% for fiscal 2014 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus state income taxes in certain state jurisdictions.

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon Headwaters’ ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. Headwaters has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets:

•          future reversals of existing taxable temporary differences;

•          future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•          tax-planning strategies; and

•          taxable income in prior carryback years.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Because Headwaters’ operations in domestic and foreign jurisdictions have generated losses in recent years, management determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required.

During fiscal 2014, Headwaters may realize a three-year cumulative accounting profit. If this occurs, Headwaters will also consider other factors in evaluating the continued need for a full, or partial, valuation allowance. These factors include:

•          current financial performance;

•          our ability to meet short-term and long-term financial and taxable income projections;

•          the overall market environment; and

•          the volatility and trend of the industries in which Headwaters operates.

All of the factors Headwaters is considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of “cumulative losses in recent years” which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because Headwaters’ financial results are significantly dependent upon industry trends, including the new residential, repair and remodel, and infrastructure construction markets. Most of the markets in which Headwaters participates are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact Headwaters’ results of operations in the period of reversal.

As of March 31, 2014, Headwaters’ NOL and capital loss carryforwards totaled approximately $83.0 million (tax effected). The U.S. and state NOLs expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of March 31, 2014, which also expire from 2014 to 2033.

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

10.       Equity Securities and Stock-Based Compensation

Issuance of Common Stock — In December 2012, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million.

Shelf Registration — In February 2012, Headwaters filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the issuance of common stock described above, there is currently approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering can commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of March 31, 2014, the treasury stock and related deferred compensation obligation had fair values of approximately $0.9 million, which was $0.3 million higher than the carrying values at cost.

Stock-Based Compensation — During the December 2013 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.5 million stock-based awards to officers and employees. The awards were granted under terms of the 2010 Incentive Compensation Plan (2010 ICP) and vest over an approximate three-year period. Vesting is also subject to a 60-day average stock price hurdle that precludes vesting unless Headwaters’ stock price exceeds by a predetermined amount the stock price on the date of grant, which threshold was reached during the March 2014 quarter.

Stock-based compensation expense was approximately $0.4 million and $0.5 million for the March 2013 and 2014 quarters, respectively, and $0.8 million and $1.0 million for the six months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, there was approximately $3.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2013	2014	2013	2014

Numerator:
Loss from continuing operations	$(10,283)	$(9,507)	$(14,157)	$(11,641)

Income from continuing operations attributable to non-controlling interest	0	(236)	0	(230)

Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations attributable to Headwaters Incorporated	(10,283)	(9,743)	(14,157)	(11,871)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	2,023	(575)	25	125

Numerator for basic and diluted earnings per share — net loss attributable to Headwaters Incorporated	$(8,260)	$(10,318)	$(14,132)	$(11,746)

Denominator:
Denominator for basic and diluted earnings per share — weighted- average shares outstanding	72,710	73,121	67,346	73,094

Basic and diluted loss per share from continuing operations	$(0.14)	$(0.13)	$(0.21)	$(0.16)
Basic and diluted income (loss) per share from discontinued operations	0.03	(0.01)	0.00	0.00
Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.21)	$(0.16)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	3,769	3,821	3,928	3,879
Stock options	1,002	594	1,056	606
Restricted stock	210	253	210	253

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2014, not disclosed elsewhere, are as follows:

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

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of March 31, 2014. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2014, approximately $1.4 million has been accrued for outstanding awards because the stock price at March 31, 2014 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ consolidated statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of March 31, 2014. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. Approximately $7.9 million has been accrued for outstanding awards as of March 31, 2014. Changes in Headwaters’ stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $4.9 million and $4.2 million for the six months ended March 31, 2013 and 2014, respectively.

Property, Plant and Equipment — As of March 31, 2014, Headwaters was committed to spend approximately $5.3 million on capital projects that were in various stages of completion.

Legal Matters — Headwaters has ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Headwaters incurred approximately $1.1 million and $3.9 million of expense for legal matters during the six months ended March 31, 2013 and 2014, respectively. Historically, except for the fiscal year 2011 and in 2014, costs for outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $18.5 million up to the amounts sought by claimants and has recorded a liability as of March 31, 2014 of $18.5 million, of which $15.0 million was incurred in 2011 and $2.5 million was incurred in 2014. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

AES Thames Bankruptcy.  Headwaters Resources, Inc. (HRI) had a contract to perform fly ash disposal services for AES Thames, L.L.C. (AES Thames) related to its coal-fired power plant located in Montville, Connecticut. AES Thames filed a petition for relief under the United States Bankruptcy Code in February 2011. In January 2013, the trustee filed an adversary proceeding complaint in the United States Bankruptcy Court for the District of Delaware alleging that certain payments made before the bankruptcy by AES Thames to HRI were avoidable preferential transfers under the Bankruptcy Code. The complaint seeks to recover $1.6 million plus interest, attorney fees, and costs. HRI answered denying the allegations of the complaint. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Edwards.  In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleges that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee’s grant of certain stock appreciation rights to the Company’s Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleges that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company’s 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint seeks an order rescinding the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees, and costs. The complaint is brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Defendants filed their initial response to the complaint in January 2014. The parties entered into a stipulation of settlement in February 2014 and an unopposed motion for preliminary approval of settlement is set to be heard by the District Court in May 2014. If an order of preliminary approval is granted, the parties will proceed with additional steps towards a settlement and thereafter file a motion for final approval of the settlement. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. Headwaters filed a supersedeas bond and a notice of appeal from the judgment to the United States Court of Appeals for the Federal Circuit. Plaintiffs also filed notice of an appeal. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. A panel of the Sixth Circuit held oral arguments in March 2013 and in April 2014 affirmed the judgment of the District Court in a divided decision. Because the resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks certain declaratory relief with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI’s case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA has failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. The parties filed a proposed schedule for the EPA to review its coal ash disposal regulations by December 2014, which schedule is expected to be approved by the District Court. How the EPA will revise its coal ash regulations will not be known until the EPA issues its final regulations. Because the final resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling HRI appealed to the United States Court of Appeals for the Tenth Circuit. The parties have completed appellate briefing and oral argument was held in January 2014 but no decision has been announced. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

CPM.  In December 2012, CPM filed a complaint in the State of Virginia Chesapeake Circuit Court against HRI related to construction of the golf course described in the Fentress Families Trust case, alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

Headwaters Building Products Matters.  There are litigation and pending and threatened claims made against certain subsidiaries of Headwaters Building Products (HBP), a division within Headwaters’ light building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. The plaintiffs or claimants in these matters typically allege that the structures have suffered damage from water penetration due to some alleged failure of the building product or wall system. The claims involve alleged liabilities associated with certain stucco and architectural stone products which are produced and sold by certain subsidiaries of HBP. The Archstone case summarized above is an example of these types of claims.

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. To date, claims made against Headwaters and its subsidiaries have been paid by their insurers, with the exception of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will accept claims or will remain viable, or that the insured amounts will cover all claims in excess of uninsured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. In addition, the insurance policies maintained by Headwaters and its subsidiaries exclude claims for damages resulting from exterior insulating finish systems, or EIFS,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

that have manifested after March 2003. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Heavy Construction Materials Matters.  In addition, there are litigation and pending and threatened claims made against HRI, Headwaters’ Heavy Construction Materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe and that HRI has failed to warn about the alleged dangers of fly ash exposure and to use adequate protection. The Fentress Family Trust case summarized above is an example of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Other.  Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. Because resolution of these proceedings is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

13.  Condensed Consolidating Financial Information

Headwaters’ 7-5/8% senior secured notes and 7¼% senior notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters’ 100%-owned domestic subsidiaries. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability. There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries.

Non-guaranteeing entities include subsidiaries that are not 100% owned and joint ventures in which Headwaters has a non-controlling ownership interest. For certain periods, the non-guaranteeing entities represent less than 3% of consolidated assets, stockholders’ equity, revenues, income from continuing operations before taxes and cash flows from operating activities. Accordingly, for those periods the condensed consolidating financial information which follows does not present separately the non-guarantor entities’ information. Due to various events in 2014, the non-guaranteeing entities have become more material and therefore have been presented separately.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2013

	Guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$70,747	$4,569	$—	$75,316
Trade receivables, net	109,868			109,868
Inventories	37,383			37,383
Deferred income taxes	25,828	17,895	(29,687)	14,036
Other	6,548	732		7,280
Total current assets	250,374	23,196	(29,687)	243,883

Property, plant and equipment, net	155,499	4,120	—	159,619

Other assets:
Goodwill	137,198			137,198
Intangible assets, net	139,797			139,797
Investments in subsidiaries		282,979	(282,979)	—
Intercompany accounts and notes	360,482	637,046	(997,528)	—
Deferred income taxes	53,228	22,179	(75,407)	—
Other	22,300	21,212		43,512
Total other assets	713,005	963,416	(1,355,914)	320,507

Total assets	$1,118,878	$990,732	$(1,385,601)	$724,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,051	$759	$—	$21,810
Accrued personnel costs	14,622	33,124		47,746
Accrued interest		16,077		16,077
Current and deferred income taxes	20,073	9,734	(29,687)	120
Other accrued liabilities	52,898	2,370		55,268
Current portion of long-term debt		7,553		7,553
Total current liabilities	108,644	69,617	(29,687)	148,574

Long-term liabilities:
Long-term debt		449,420		449,420
Income taxes	80,877	19,167	(75,407)	24,637
Intercompany accounts and notes	637,046	360,482	(997,528)	—
Other	9,332	7,636		16,968
Total long-term liabilities	727,255	836,705	(1,072,935)	491,025
Total liabilities	835,899	906,322	(1,102,622)	639,599

Stockholders’ equity:
Common stock		73		73
Capital in excess of par value	458,498	720,828	(458,498)	720,828
Retained earnings (accumulated deficit)	(175,519)	(635,972)	175,519	(635,972)
Treasury stock		(519)		(519)
Total stockholders’ equity	282,979	84,410	(282,979)	84,410

Total liabilities and stockholders’ equity	$1,118,878	$990,732	$(1,385,601)	$724,009

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2014

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$84,860	$3,094	$66,279	$—	$154,233
Trade receivables, net	79,604	4,415			84,019
Inventories	49,658	1,479			51,137
Current and deferred income taxes	25,138		15,062	(25,216)	14,984
Other	8,959	146	2,286		11,391
Total current assets	248,219	9,134	83,627	(25,216)	315,764

Property, plant and equipment, net	153,629	10,881	5,651	—	170,161

Other assets:
Goodwill	138,377	30,112			168,489
Intangible assets, net	133,693	24,838			158,531
Investments in subsidiaries			357,449	(357,449)	—
Intercompany accounts and notes	317,994		637,046	(955,040)	—
Deferred income taxes	52,903		21,724	(74,627)	—
Other	14,500	903	26,850		42,253
Total other assets	657,467	55,853	1,043,069	(1,387,116)	369,273

Total assets	$1,059,315	$75,868	$1,132,347	$(1,412,332)	$855,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,268	$727	$499	$—	$18,494
Accrued personnel costs	8,157	849	28,052		37,058
Accrued interest			19,351		19,351
Current and deferred income taxes	22,490	180	4,272	(26,942)	—
Other accrued liabilities	42,909	1,601	3,041		47,551
Total current liabilities	90,824	3,357	55,215	(26,942)	122,454

Long-term liabilities:
Long-term debt			599,500		599,500
Income taxes	79,453		17,007	(74,627)	21,833
Intercompany accounts and notes	577,855	1,672	375,513	(955,040)	—
Other	12,923		10,978		23,901
Total long-term liabilities	670,231	1,672	1,002,998	(1,029,667)	645,234
Total liabilities	761,055	5,029	1,058,213	(1,056,609)	767,688

Non-controlling interest in consolidated subsidiary		13,376			13,376

Stockholders’ equity:
Common stock			73		73
Capital in excess of par value	458,498	57,519	722,414	(516,017)	722,414
Retained earnings (accumulated deficit)	(160,238)	(56)	(647,718)	160,294	(647,718)
Treasury stock			(635)		(635)
Total stockholders’ equity	298,260	57,463	74,134	(355,723)	74,134

Total liabilities and stockholders’ equity	$1,059,315	$75,868	$1,132,347	$(1,412,332)	$855,198

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$84,778	$—	$—	$84,778
Heavy construction materials	54,014			54,014
Energy technology	2,196			2,196
Total revenue	140,988	—	—	140,988

Cost of revenue:
Light building products	64,126			64,126
Heavy construction materials	43,396			43,396
Energy technology	1,055			1,055
Total cost of revenue	108,577	—	—	108,577

Gross profit	32,411	—	—	32,411

Operating expenses:
Amortization	5,288			5,288
Selling, general and administrative	23,327	4,912		28,239
Total operating expenses	28,615	4,912	—	33,527

Operating income (loss)	3,796	(4,912)	—	(1,116)

Other income (expense):
Net interest expense	(44)	(11,095)		(11,139)
Equity in earnings of subsidiaries		5,172	(5,172)	—
Other, net	167	35		202
Total other income (expense), net	123	(5,888)	(5,172)	(10,937)

Income (loss) from continuing operations before income taxes	3,919	(10,800)	(5,172)	(12,053)

Income tax benefit (provision)	(770)	2,540		1,770

Income (loss) from continuing operations	3,149	(8,260)	(5,172)	(10,283)

Income from discontinued operations, net of income taxes	2,023			2,023

Net income (loss)	$5,172	$(8,260)	$(5,172)	$(8,260)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$85,108	$9,031	$—	$—	$94,139
Heavy construction materials	59,093				59,093
Energy technology	3,280				3,280
Total revenue	147,481	9,031	—	—	156,512

Cost of revenue:
Light building products	64,458	6,370			70,828
Heavy construction materials	45,669				45,669
Energy technology	1,464				1,464
Total cost of revenue	111,591	6,370	—	—	117,961

Gross profit	35,890	2,661	—	—	38,551

Operating expenses:
Amortization	5,123	362			5,485
Selling, general and administrative	25,610	1,142	5,765		32,517
Total operating expenses	30,733	1,504	5,765	—	38,002

Operating income (loss)	5,157	1,157	(5,765)	—	549

Other income (expense):
Net interest expense	(146)		(12,088)		(12,234)
Equity in earnings of subsidiaries			3,574	(3,574)	—
Other, net	29	(61)			(32)
Total other income (expense), net	(117)	(61)	(8,514)	(3,574)	(12,266)

Income (loss) from continuing operations before income taxes	5,040	1,096	(14,279)	(3,574)	(11,717)

Income tax benefit (provision)	(1,571)	(180)	3,961		2,210

Income (loss) from continuing operations	3,469	916	(10,318)	(3,574)	(9,507)

Loss from discontinued operations, net of income taxes	(575)				(575)

Net income (loss)	2,894	916	(10,318)	(3,574)	(10,082)

Net income attributable to non-controlling interest		(236)			(236)

Net income (loss) attributable to Headwaters Incorporated	$2,894	$680	$(10,318)	$(3,574)	$(10,318)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$161,466	$—	$—	$161,466
Heavy construction materials	122,172			122,172
Energy technology	6,923			6,923
Total revenue	290,561	—	—	290,561

Cost of revenue:
Light building products	120,627			120,627
Heavy construction materials	96,980			96,980
Energy technology	3,298			3,298
Total cost of revenue	220,905	—	—	220,905

Gross profit	69,656	—	—	69,656

Operating expenses:
Amortization	10,224			10,224
Selling, general and administrative	44,820	9,696		54,516
Total operating expenses	55,044	9,696	—	64,740

Operating income (loss)	14,612	(9,696)	—	4,916

Other income (expense):
Net interest expense	(58)	(21,553)		(21,611)
Equity in earnings of subsidiaries		12,712	(12,712)	—
Other, net	203	35		238
Total other income (expense), net	145	(8,806)	(12,712)	(21,373)

Income (loss) from continuing operations before income taxes	14,757	(18,502)	(12,712)	(16,457)

Income tax benefit (provision)	(2,070)	4,370		2,300

Income (loss) from continuing operations	12,687	(14,132)	(12,712)	(14,157)

Income from discontinued operations, net of income taxes	25			25

Net income (loss)	$12,712	$(14,132)	$(12,712)	$(14,132)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$176,445	$10,706	$—	$—	$187,151
Heavy construction materials	130,614				130,614
Energy technology	4,362				4,362
Total revenue	311,421	10,706	—	—	322,127

Cost of revenue:
Light building products	132,327	7,839			140,166
Heavy construction materials	100,434				100,434
Energy technology	2,083				2,083
Total cost of revenue	234,844	7,839	—	—	242,683

Gross profit	76,577	2,867	—	—	79,444

Operating expenses:
Amortization	10,229	362			10,591
Selling, general and administrative	48,411	1,395	10,938		60,744
Total operating expenses	58,640	1,757	10,938	—	71,335

Operating income (loss)	17,937	1,110	(10,938)	—	8,109

Other income (expense):
Net interest expense	(167)		(22,123)		(22,290)
Equity in earnings of subsidiaries			15,225	(15,225)	—
Other, net	74	(94)			(20)
Total other income (expense), net	(93)	(94)	(6,898)	(15,225)	(22,310)

Income (loss) from continuing operations before income taxes	17,844	1,016	(17,836)	(15,225)	(14,201)

Income tax benefit (provision)	(3,350)	(180)	6,090		2,560

Income (loss) from continuing operations	14,494	836	(11,746)	(15,225)	(11,641)

Income from discontinued operations, net of income taxes	125				125

Net income (loss)	14,619	836	(11,746)	(15,225)	(11,516)

Net income attributable to non-controlling interest		(230)			(230)

Net income (loss) attributable to Headwaters Incorporated	$14,619	$606	$(11,746)	$(15,225)	$(11,746)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$12,712	$(14,132)	$(12,712)	$(14,132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,449	133		25,582
Interest expense related to amortization of debt issue costs and debt discount		3,165		3,165
Stock-based compensation	381	440		821
Deferred income taxes	55			55
Net gain on disposition of property, plant and equipment	(673)			(673)
Gain on sale of discontinued operations, net of income taxes	(3,110)			(3,110)
Equity in earnings of subsidiaries		(12,712)	12,712	—
Decrease in trade receivables	31,676			31,676
Increase in inventories	(5,960)			(5,960)
Decrease in accounts payable and accrued liabilities	(20,707)	(7,627)		(28,334)
Other changes in operating assets and liabilities, net	22,303	(30,436)		(8,133)
Net cash provided by (used in) operating activities	62,126	(61,169)	—	957

Cash flows from investing activities:
Payment for acquisition	(43,250)			(43,250)
Purchase of property, plant and equipment	(13,220)	(1,187)		(14,407)
Proceeds from disposition of property, plant and equipment	789			789
Proceeds from sale of discontinued operations	3,813			3,813
Net decrease (increase) in long-term receivables and deposits	(1,490)	691		(799)
Net change in other assets	(295)	(171)		(466)
Net cash used in investing activities	(53,653)	(667)	—	(54,320)

Cash flows from financing activities:
Net proceeds from issuance of common stock		77,957		77,957
Payments on long-term debt		(15,217)		(15,217)
Employee stock purchases	319	135		454
Net cash provided by financing activities	319	62,875	—	63,194

Net increase in cash and cash equivalents	8,792	1,039	—	9,831

Cash and cash equivalents, beginning of period	44,111	9,671		53,782

Cash and cash equivalents, end of period	$52,903	$10,710	$—	$63,613

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2014

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$14,619	$836	$(11,746)	$(15,225)	$(11,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,582	748	130		26,460
Interest expense related to amortization of debt issue costs and debt discount			1,153		1,153
Stock-based compensation	404		612		1,016
Deferred income taxes	214				214
Net gain on disposition of property, plant and equipment	328		45		373
Gain on sale of discontinued operations, net of income taxes	(3,117)				(3,117)
Net loss of unconsolidated joint ventures		133			133
Equity in earnings of subsidiaries			(15,225)	15,225	—
Decrease in trade receivables	30,264	647			30,911
Decrease (increase) in inventories	(11,139)	1,385			(9,754)
Decrease in accounts payable and accrued liabilities	(21,882)	(331)	(1,385)		(23,598)
Other changes in operating assets and liabilities, net	(15,224)	1,320	8,374		(5,530)
Net cash provided by (used in) operating activities	20,049	4,738	(18,042)	—	6,745

Cash flows from investing activities:
Payments for acquisitions	(3,100)		(57,519)		(60,619)
Payments for investments in unconsolidated joint ventures		(1,000)			(1,000)
Purchase of property, plant and equipment	(13,505)	(678)	(1,761)		(15,944)
Proceeds from disposition of property, plant and equipment	358				358
Proceeds from sale of discontinued operations	4,666				4,666
Net decrease in long-term receivables and deposits	5,527		298		5,825
Net change in other assets	(192)		216		24
Net cash used in investing activities	(6,246)	(1,678)	(58,766)	—	(66,690)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			146,200		146,200
Payments on long-term debt			(7,792)		(7,792)
Employee stock purchases	344		110		454
Net cash provided by financing activities	344	—	138,518	—	138,862

Net increase in cash and cash equivalents	14,147	3,060	61,710	—	78,917

Cash and cash equivalents, beginning of period	70,713	34	4,569		75,316

Cash and cash equivalents, end of period	$84,860	$3,094	$66,279	$—	$154,233

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

Operations and Strategy.  In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our light building products in approximately 15 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. A restructuring effort in the light building products segment was initiated in 2011 and completed in March 2012. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products, and in December 2013, we acquired 80% of the equity interests of Roof Tile, a manufacturer of high quality concrete roof tiles and accessories.

Our heavy construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, we primarily sell fly ash directly to concrete manufacturers who use it as an admixture for the partial replacement of portland cement in concrete. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities.

The energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. Currently, revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. In the past, revenues consisted primarily of coal sales; however, in September 2011 we committed to a plan to sell our coal cleaning business and since then the coal cleaning business has been presented as a discontinued operation. In January 2013, we sold all of our remaining coal cleaning facilities.

Light Building Products Segment.  For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there was improvement in end markets in 2013, which has continued into 2014. Demand for new homes is rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. New residential construction starts as of March 2014 are about the same as last year at a seasonally-adjusted annualized level of approximately 0.9 million units.

Existing home sales have been relatively steady. The National Association of Realtors reported that for all of calendar 2013, there were 5.1 million sales, which was 9% higher than for calendar 2012. March 2014 total existing home sales were at a seasonally-adjusted annual rate of 4.6 million units, a decrease from 5.0 million units in March 2013. Total housing inventory as of March 31, 2014 was 2.0 million existing homes for sale, representing a 5.2-month supply. This compares to a 4.7-month supply as of March 31, 2013 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in March 2014 was 8% higher than in March 2013. We believe population growth, pent-up household formation, increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum. Repair and remodel markets, however, continue to be weak.

We, like many others in the light building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2008 and continuing through 2012. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. It is not possible to know when improved market conditions and a housing recovery will become sustainable for the long-term and there are no assurances that improvements in our light building products markets will continue.

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

Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In 2011, we announced the decision by one refinery to commercially implement our HCAT® heavy oil upgrading technology following a lengthy evaluation and we currently have two refineries utilizing the HCAT Technology. We have signed license agreements with three additional customers and expect those customers to complete evaluation of the technology over the next six months, potentially leading to additional HCAT sales.

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

During 2012 and 2013, we repaid a total of $85.6 million of our convertible senior subordinated notes and during 2014 we repaid $7.7 million of these notes. Currently we have outstanding approximately $49.8 million face value of convertible debt, all of which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million. Approximately $57.5 million of the net proceeds were used to acquire 80% of the equity interests of Roof Tile. Capital expenditures beginning in fiscal 2011 have been significantly lower than in prior years, which has allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of March 31, 2014, we have approximately $154.2 million of cash on hand and total liquidity of approximately $199.0 million. Additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for 2014 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform, when opportunities arise.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The information set forth below compares our operating results for the three months ended March 31, 2014, the second quarter of our 2014 fiscal year (2014), with operating results for the three months ended March 31, 2013, the second quarter of our 2013 fiscal year (2013). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our second quarter 2014 consolidated revenue increased by 11% to $156.5 million from $141.0 million for the second quarter of 2013. Gross profit increased by 19%, to $38.6 million, compared to $32.4 million in the second quarter of 2013. Operating income improved from a loss of $(1.1) million in 2013 to income of $0.5 million in 2014. The loss from continuing operations was $(9.5) million, or $(0.13) per diluted share, for the second quarter of 2014, compared to a loss of $(10.3) million, or $(0.14) per diluted share, for the second quarter of 2013. Net loss including discontinued operations was $(10.1) million, or $(0.14) per diluted share, for the second quarter of 2014, compared to a net loss of $(8.3) million, or $(0.11) per diluted share, for the second quarter of 2013.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2014 were $94.1 million with a corresponding gross profit of $23.3 million. Sales of light building products in 2013 were $84.8 million with a corresponding gross profit of $20.7 million. The revenue increase in 2014 was due to both organic growth and the December 2013 acquisition of Roof Tile. Adverse weather conditions in the March 2014 quarter reduced sales, particularly in the Northeast and Midwest. We continue to be impacted in those markets as the weather has only improved modestly, but other areas of the country are beginning to show typical increases in construction activity. Revenue from our siding product group lagged behind last year because of its geographic exposure to weather impacted regions, but both our stone and block product categories experienced growth in the quarter. Margins were affected by raw material cost increases, particularly in cement and polypropylene, but we continue to identify manufacturing efficiencies to help offset these cost increases.

The significant weakness in the new housing and residential remodeling markets which began several years ago eased during fiscal 2013. According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. However, new housing starts were only 0.8 million units and 0.9 million units in calendar 2012 and 2013, respectively. Further, during the last 50 years, the six years with the lowest number of housing starts were the six calendar years 2008 through 2013. In March 2014, the seasonally-adjusted annual number of new housing starts was 0.9 million units, according to the NAHB. Also impacting some of our product offerings is a continuing weakness in the repair and remodel end markets.

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

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2014 were $59.1 million with a corresponding gross profit of $13.4 million. Heavy construction materials revenues for 2013 were $54.0 million with a corresponding gross profit of $10.6 million. Revenue increased during the quarter from volume and price increases, as well as incremental services provided to utilities. Fly ash sales increased in volume during the quarter compared to last year, notwithstanding the impacts of extreme weather in the Northeast and Midwest, limiting the use of fly ash in both regions. Site service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality. Service revenue represented approximately 32% of total segment revenue for the second quarter of 2014, compared to 34% for the second quarter of 2013 and 29% for all of fiscal 2013. Gross margin increased by 300 basis points to 23% in the second quarter of 2014. The increase in gross profit and gross margin percentage was primarily due to increases in fly ash revenue resulting from positive changes in volume and prices.

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

The question of whether disposal of fly ash should be regulated under Subtitle C of RCRA (Resource Conservation and Recovery Act) or Subtitle D, as solid waste, is near resolution. In a consent decree submitted to the U.S. District Court for the District of Columbia on January 29, 2014, the EPA agreed by December 19, 2014 to “sign for publication in the Federal Register a notice taking final action regarding EPA’s proposed revision of RCRA Subtitle D regulations pertaining to coal combustion residuals.” Although the consent decree will need to be re-submitted to the Court due to a required change in language dealing with possible extensions to the deadline, there has been no material change to the positive direction taken by the EPA. We believe that the EPA’s statement makes it highly likely that fly ash disposal will be regulated under Subtitle D as a solid waste.

We have worked with the EPA for almost five years, and feel comfortable with the EPA’s settlement with us and the other plaintiffs. We previously reported that the EPA had said that its plan to align new fly ash impoundment water standards with proposed CCP disposal rules “could provide strong support for a conclusion that regulation of [coal combustion residuals] under RCRA Subtitle D would be adequate.” That alignment is consistent with finalizing Subtitle D regulations for fly ash disposal.

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

Energy Technology Segment.  Following the decision to sell the coal cleaning business in fiscal 2011, our energy technology segment currently consists primarily of operations related to HCAT, our heavy oil upgrading catalyst. Energy technology segment revenues for 2014 were $3.3 million, compared to revenues for 2013 of $2.2 million. The change in revenue related primarily to the timing of HCAT shipments, which vary quarter to quarter, depending upon the timing of orders and onsite inventory levels of our two current customers. We have signed license agreements with three additional customers and expect those customers to complete evaluation of the technology over the next six months, potentially leading to additional HCAT sales.

Operating Expenses.  Amortization of intangible assets was not materially different between 2014 and 2013 because the decrease in amortization expense for assets that have been fully amortized offset most of the increased amortization for the assets acquired in the 2014 acquisitions. Future amortization expense will depend in part on the values and useful lives of the acquired intangible assets, once those are finalized. Selling, general and administrative expenses increased 15% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition-related costs, increased selling and marketing costs (including some non-routine customer development costs and costs designed to spur incremental organic revenue growth), an increase in expense for cash-based compensation tied to stock price movement, plus small increases in several other cost categories related to revenue growth. During the remainder of fiscal 2014, we expect to incur additional non-routine customer development costs, primarily in the energy technology segment.

Net Interest Expense.  For 2014, we reported net interest expense of $12.2 million, compared to net interest expense of $11.1 million for 2013. Net interest expense increased $1.1 million due primarily to the new senior debt which was issued in December 2013, partially offset by the decrease in interest expense for convertible senior subordinated notes, the balance of which decreased significantly in 2014 as compared to 2013. Interest expense for fiscal 2014 is currently expected to total approximately $47.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 18% reported effective income tax rate in 2014 and the 14% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•          future reversals of existing taxable temporary differences;

•          future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•          tax-planning strategies; and

•          taxable income in prior carryback years.

Because our operations in domestic and foreign jurisdictions have generated losses in recent years, management determined that we do not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During fiscal 2014, we may realize a three-year cumulative accounting profit. If this occurs, we will also consider other factors in evaluating the continued need for a full, or partial, valuation allowance. These factors include:

•          current financial performance;

•          our ability to meet short-term and long-term financial and taxable income projections;

•          the overall market environment; and

•          the volatility and trend of the industries in which we operate.

All of the factors we are considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of “cumulative losses in recent years” which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because our financial results are significantly dependent upon industry trends, including the new residential, repair and remodel, and infrastructure construction markets. Most of the markets in which we participate are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

Discontinued Operations.  We recorded $0.6 million of loss from discontinued operations in the second quarter of 2014, representing $2.7 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $2.1 million of additional gain from the sale of coal cleaning facilities related to the January 2013 sales transaction. We recorded $2.0 million of income from discontinued operations in the second quarter of 2013, representing $1.1 million of operating losses and $3.1 million of estimated gain from the January 2013 sale of coal cleaning facilities. We currently expect that additional adjustments to the estimated gains and losses from sale of the facilities may be recognized in fiscal 2014 as certain contingencies are resolved.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of March 31, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability if necessary, representing a net reduction of $2.2 million in the liability during the March 2014 quarter. We have also reserved certain receivables due from the buyer until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency related to the sale of the business is resolved.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

The information set forth below compares our operating results for the six months ended March 31, 2014 (2014) with operating results for the six months ended March 31, 2013 (2013). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for the six months ended March 31, 2014 was $322.1 million, up 11% from $290.6 million for 2013. Gross profit increased 14%, from $69.7 million in 2013 to $79.4 million in 2013. Operating income of $4.9 million in 2013 improved to $8.1 million in 2014, and the loss from continuing operations decreased from $(14.2) million, or a diluted loss per share of $(0.21) in 2013, to a loss of $(11.6) million, or $(0.16) per diluted share, in 2014. The net loss including discontinued operations decreased from $(14.1) million, or a diluted loss per share of $(0.21) in 2013, to a net loss of $(11.5) million, or $(0.16) per diluted share, in 2014.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2014 were $187.2 million with a corresponding gross profit of $47.0 million. Sales of light building products in 2013 were $161.5 million with a corresponding gross profit of $40.8 million. The revenue increase in 2014 was due to both organic growth and the acquisitions of Roof Tile and Kleer Lumber in December 2013 and December 2012, respectively. Adverse weather conditions in the March 2014 quarter reduced sales, particularly in the Northeast and Midwest. Organic revenue in our siding product group lagged because of its geographic exposure to weather impacted regions, but both our stone and block product categories experienced growth in 2014 compared to 2013.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2014 were $130.6 million with a corresponding gross profit of $30.2 million. Heavy construction materials revenues for 2013 were $122.2 million with a corresponding gross profit of $25.2 million. Revenue increased during 2014 from volume and price increases, as well as incremental services provided to utilities. Sales of fly ash increased in volume compared to last year, notwithstanding the impacts of extreme weather in the Northeast and Midwest, limiting the use of fly ash in both regions. Gross margin increased by 250 basis points to 23%. The increase in gross profit and gross margin percentage was primarily due to increases in fly ash revenue resulting from positive changes in volume and prices.

Energy Technology Segment.  Energy technology segment revenues for 2014 were $4.4 million, compared to revenues for 2013 of $6.9 million. The change in revenue related primarily to the timing of HCAT shipments, which vary period to period, depending upon the timing of orders and onsite inventory levels of our two current customers.

Operating Expenses.  Amortization of intangible assets was not materially different between 2014 and 2013 because the decrease in amortization expense for assets that have been fully amortized offset most of the increased amortization for the assets acquired in the 2014 acquisitions. Selling, general and administrative expenses increased 11% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition-related costs, increased selling and marketing costs (including some non-routine customer development costs and costs designed to spur incremental organic revenue growth), plus small increases in several other cost categories related to revenue growth, partially offset by a decrease in expense for cash-based compensation tied to stock price movement.

Net Interest Expense.  For 2014, we reported net interest expense of $22.3 million, compared to net interest expense of $21.6 million for 2013. Net interest expense increased $0.7 million due primarily to the new senior debt which was issued in December 2013, partially offset by the decrease in interest expense for convertible senior subordinated notes, the balance of which decreased significantly in 2014 as compared to 2013.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 18% reported effective income tax rate in 2014 and the 14% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  We recorded near breakeven results from discontinued operations in both 2014 and 2013, with operating losses offsetting substantially the gains from the sale of coal cleaning facilities sold in January 2013. In 2013, the operating losses primarily represented the results of operations of the facilities prior to disposal. In 2014, operating losses primarily represented expenses for certain litigation which commenced prior to disposal of the business. In 2013, the recorded gain on disposal was estimated, based on information available at the time, and in 2014, we received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the six months ended March 31, 2014 (2014) was approximately $6.7 million, compared to net cash provided by operating activities during the six months ended March 31, 2013 (2013) of approximately $1.0 million. There were no significant differences in the major components of operating cash flows between the two periods.

In 2014, our primary investing activity consisted of two acquisitions and in 2013, our primary investing activity consisted of one acquisition. Purchases of property, plant and equipment were approximately the same in both periods. In 2014, our primary financing activity consisted of the issuance of senior debt, and in 2013, our primary financing activity consisted of the issuance of common stock. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million. On December 12, 2013, we acquired 80% of the equity interests of Roof Tile, another company in the light building products industry. Total consideration paid for Roof Tile, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million. During the March 2014 quarter, we also acquired a company in the heavy construction materials industry for initial cash consideration of approximately $3.1 million.

In both 2013 and 2014, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2014 for both maintenance and growth are currently expected to be in the range of $40 million, as compared to approximately $30 million incurred during each of the past three fiscal years. Funding for 2014 capital expenditures is expected to come from working capital. As of March 31, 2014, we were committed to spend approximately $5.3 million on capital projects that were in various stages of completion.

As noted earlier, in 2011 we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during fiscal 2012 and the remaining ten facilities in fiscal 2013. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. In 2014, we received $2.7 million of deferred purchase price payments. We also collected in 2014 approximately $4.0 million of long-term deposits related to the coal cleaning business.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. The buyer continues to make progress, but as of March 31, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability if necessary (representing a net increase of $1.3 million during 2014). We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. We also continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Acquisitions have historically been an important part of our long-term business strategy as well; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer

Lumber described above. In past years, we have also invested in joint ventures accounted for using the equity method of accounting, and in 2014 we invested $1.0 million in unconsolidated joint ventures. We do not currently have plans to significantly increase our investments in any of the joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

Financing Activities.  In the December 2012 quarter, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber. In the December 2013 quarter, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million, of which approximately $57.5 million was used to acquire Roof Tile.

The approximately $7.7 million aggregate principal amount of 2.50% convertible notes that remained outstanding at September 30, 2013 was repaid in February 2014, and our remaining outstanding debt matures from 2016 through 2019. We believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the due dates. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

Headwaters is a holding company and repayment of our senior secured notes and senior unsecured notes will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. In the event of a default, the ABL Revolver limits the ability of the ABL borrowers, all of which are our subsidiaries, to make distributions to enable us to make payments in respect of our senior secured notes and senior unsecured notes.  There are no other significant contractual or governmental restrictions on our ability to obtain funds from our guarantor subsidiaries.

We were in compliance with all debt covenants as of March 31, 2014. The senior secured notes, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in 2009. The ABL Revolver has a termination date of October 2018, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or the convertible senior subordinated notes, at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and/or cash collateral is at least equivalent to the amount of notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

As of March 31, 2014, availability under the ABL Revolver was approximately $44.8 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of March 31, 2014, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.3. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. Voluntary prepayments of debt principal may be excluded from fixed charges if, at the time of the prepayment, the pro-forma net excess availability (after giving effect of the prepaid debt) for the prior and future 60 days is greater than 25% of the facility, or $17.5 million.

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

Working Capital.  As of March 31, 2014, our working capital was $193.3 million (including $154.2 million of cash and cash equivalents) compared to $95.3 million as of September 30, 2013. We currently expect operations to produce positive cash flow during fiscal 2014 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were approximately $1.0 million for both 2013 and 2014. As of March 31, 2014, our NOL and capital loss carryforwards totaled approximately $83.0 million (tax effected). The U.S. and state NOLs and capital losses expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.6 million of tax credit carryforwards as of March 31, 2014, which also expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures and interest payments on long-term debt. In subsequent periods, significant cash requirements will include the repayment of debt, but not prior to February 2016. See Note 12 to the condensed consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of March 31, 2014. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2014, approximately $1.4 million has been accrued for outstanding awards because the stock price at March 31, 2014 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.8 million of which remain outstanding as of March 31, 2014. These SARs have terms similar to those described above. Approximately $7.9 million has been accrued for outstanding awards as of March 31, 2014. Changes in our stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $4.9 million and $4.2 million for the six months ended March 31, 2013 and 2014, respectively.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in our stock price of $1.00 would result in an increase or decrease of approximately $0.9 million in the ultimate payout liability.

The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was $4.9 million and $4.2 million for the six months ended March 31, 2013 and 2014, respectively, all of which represents expense related to cash-settled SARs.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2014 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended March 31, 2014, but did purchase treasury stock. As described in Note 10 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2014 — January 31, 2014	0	n/a	n/a	n/a
February 1, 2013 — February 28, 2014	7,727	$12.70	n/a	n/a
March 1, 2014 — March 31, 2014	0	n/a	n/a	n/a
Total	7,727	$12.70	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included herein:

4.9.10	Tenth Amendment to Loan and Security Agreement, dated as of March 26, 2014 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	*
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 1, 2014	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2014	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)