Form 10-Q
period 2014-06-30
HEADWATERS INC
filed 2014-07-31
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of July 23, 2014 was 73,495,965.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2013	2014

ASSETS

Current assets:
Cash and cash equivalents	$75,316	$114,464
Trade receivables, net	109,868	114,998
Inventories	37,383	56,053
Current and deferred income taxes	14,036	12,427
Other	7,280	12,402
Total current assets	243,883	310,344

Property, plant and equipment, net	159,619	176,281

Other assets:
Goodwill	137,198	186,040
Intangible assets, net	139,797	152,679
Other	43,512	42,896
Total other assets	320,507	381,615

Total assets	$724,009	$868,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,810	$24,857
Accrued personnel costs	47,746	42,049
Accrued interest	16,077	15,515
Current income taxes	120	0
Other accrued liabilities	55,268	42,067
Current portion of long-term debt	7,553	0
Total current liabilities	148,574	124,488

Long-term liabilities:
Long-term debt	449,420	599,539
Income taxes	24,637	20,980
Other	16,968	24,337
Total long-term liabilities	491,025	644,856
Total liabilities	639,599	769,344

Commitments and contingencies

Non-controlling interest in consolidated subsidiary	0	13,698

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,149 shares at September 30, 2013 and 73,492 shares at June 30, 2014	73	73
Capital in excess of par value	720,828	722,872
Retained earnings (accumulated deficit)	(635,972)	(637,214)
Treasury stock	(519)	(533)
Total stockholders’ equity	84,410	85,198

Total liabilities and stockholders’ equity	$724,009	$868,240

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share amounts)	2013	2014	2013	2014

Revenue:
Light building products	$118,035	$140,572	$279,501	$327,723
Heavy construction materials	75,114	80,636	197,286	211,250
Energy technology	3,881	2,191	10,804	6,553
Total revenue	197,030	223,399	487,591	545,526

Cost of revenue:
Light building products	82,096	97,673	202,723	237,839
Heavy construction materials	54,642	57,070	151,622	157,504
Energy technology	1,787	984	5,085	3,067
Total cost of revenue	138,525	155,727	359,430	398,410

Gross profit	58,505	67,672	128,161	147,116

Operating expenses:
Amortization	5,319	5,477	15,543	16,068
Selling, general and administrative	30,001	36,504	84,517	97,248
Total operating expenses	35,320	41,981	100,060	113,316

Operating income	23,185	25,691	28,101	33,800

Other income (expense):
Net interest expense	(11,111)	(12,121)	(32,722)	(34,411)
Other, net	24	(36)	262	(56)
Total other income (expense), net	(11,087)	(12,157)	(32,460)	(34,467)

Income (loss) from continuing operations before income taxes	12,098	13,534	(4,359)	(667)

Income tax benefit (provision)	(2,850)	(2,410)	(550)	150

Income (loss) from continuing operations	9,248	11,124	(4,909)	(517)

Income (loss) from discontinued operations, net of income taxes	1,768	(231)	1,793	(106)

Net income (loss)	11,016	10,893	(3,116)	(623)

Net income attributable to non-controlling interest	0	(389)	0	(619)

Net income (loss) attributable to Headwaters Incorporated	$11,016	$10,504	$(3,116)	$(1,242)

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.13	$0.14	$(0.07)	$(0.02)
From discontinued operations	0.02	0.00	0.02	0.00
	$0.15	$0.14	$(0.05)	$(0.02)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2014

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2013	73,149	$73	$720,828	$(635,972)	$(519)	$84,410

Issuance of common stock pursuant to employee stock purchase plan	65	0	612			612

Issuance of restricted stock, net of cancellations	150	0				0

Exercise of stock appreciation rights and restricted stock units	128	0				0

Stock-based compensation			1,576			1,576

Net 10 share decrease in treasury stock held for deferred compensation plan obligations, at cost			14		(14)	0

Fair value adjustment of non-controlling interest in consolidated subsidiary			(158)			(158)

Net loss attributable to Headwaters Incorporated for the nine months ended June 30, 2014				(1,242)		(1,242)

Balances as of June 30, 2014	73,492	$73	$722,872	$(637,214)	$(533)	$85,198

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2013	2014

Cash flows from operating activities:
Net loss	$(3,116)	$(623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,432	40,714
Interest expense related to amortization of debt issue costs and debt discount	4,999	1,699
Stock-based compensation	1,267	1,576
Deferred income taxes	223	429
Net gain on disposition of property, plant and equipment	(726)	(84)
Gain on sale of discontinued operations, net of income taxes	(2,158)	(3,032)
Asset impairments	0	1,466
Net loss of unconsolidated joint ventures	0	286
Gain on convertible debt repayments	(35)	0
Decrease in trade receivables	1,066	3,531
Increase in inventories	(2,931)	(8,639)
Decrease in accounts payable and accrued liabilities	(25,748)	(27,216)
Other changes in operating assets and liabilities, net	(4,403)	(4,910)
Net cash provided by operating activities	7,870	5,197

Cash flows from investing activities:
Payments for acquisitions	(43,250)	(88,579)
Payments for investments in unconsolidated joint ventures	0	(1,450)
Purchase of property, plant and equipment	(21,546)	(25,367)
Proceeds from disposition of property, plant and equipment	855	864
Proceeds from sale of discontinued operations	4,813	4,666
Net decrease (increase) in long-term receivables and deposits	(694)	7,673
Net change in other assets	(430)	(2,876)
Net cash used in investing activities	(60,252)	(105,069)

Cash flows from financing activities:
Net proceeds from issuance of common stock	77,957	0
Net proceeds from issuance of long-term debt	0	146,200
Payments on long-term debt	(39,476)	(7,792)
Employee stock purchases	609	612
Net cash provided by financing activities	39,090	139,020

Net increase (decrease) in cash and cash equivalents	(13,292)	39,148

Cash and cash equivalents, beginning of period	53,782	75,316

Cash and cash equivalents, end of period	$40,490	$114,464

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the nine months ended June 30, 2013, approximately 12% of Headwaters’ total revenue and cost of revenue was for services. During the nine months ended June 30, 2014, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the heavy construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2013 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2013 and March 31, 2014.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

revenue guidance. For Headwaters, the mandatory adoption date of ASC 606 is October 1, 2017 and there are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. Headwaters is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

Headwaters has reviewed other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on the review of these other recently issued standards, Headwaters does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	Three Months Ended June 30, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$118,035	$75,114	$3,881	$0	$197,030

Depreciation and amortization	$(10,009)	$(3,222)	$(542)	$(77)	$(13,850)

Operating income (loss)	$15,509	$12,823	$(339)	$(4,808)	$23,185
Net interest expense					(11,111)
Other income (expense), net					24
Income tax provision					(2,850)
Income from continuing operations					9,248
Income from discontinued operations, net of income taxes					1,768
Net income					$11,016

Capital expenditures	$4,813	$1,786	$123	$417	$7,139

Segment assets as of September 30, 2013	$306,686	$358,684	$34,509	$24,130	$724,009

	Three Months Ended June 30, 2014
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$140,572	$80,636	$2,191	$0	$223,399

Depreciation and amortization	$(10,336)	$(3,444)	$(408)	$(66)	$(14,254)

Operating income (loss)	$18,691	$15,019	$(1,761)	$(6,258)	$25,691
Net interest expense					(12,121)
Other income (expense), net					(36)
Income tax provision					(2,410)
Income from continuing operations					11,124
Loss from discontinued operations, net of income taxes					(231)
Net income					$10,893

Capital expenditures	$6,604	$1,968	$93	$758	$9,423

Segment assets	$420,527	$382,274	$30,234	$35,205	$868,240

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	Nine Months Ended June 30, 2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$279,501	$197,286	$10,804	$0	$487,591

Depreciation and amortization	$(28,102)	$(9,493)	$(1,627)	$(210)	$(39,432)

Operating income (loss)	$19,971	$24,096	$(1,462)	$(14,504)	$28,101
Net interest expense					(32,722)
Other income (expense), net					262
Income tax provision					(550)
Loss from continuing operations					(4,909)
Income from discontinued operations, net of income taxes					1,793
Net loss					$(3,116)

Capital expenditures	$15,704	$3,846	$392	$1,604	$21,546

	Nine Months Ended June 30, 2014
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals

Segment revenue	$327,723	$211,250	$6,553	$0	$545,526

Depreciation and amortization	$(29,094)	$(10,049)	$(1,375)	$(196)	$(40,714)

Operating income (loss)	$25,684	$30,180	$(4,868)	$(17,196)	$33,800
Net interest expense					(34,411)
Other income (expense), net					(56)
Income tax benefit					150
Loss from continuing operations					(517)
Loss from discontinued operations, net of income taxes					(106)
Net loss					$(623)

Capital expenditures	$17,920	$4,530	$398	$2,519	$25,367

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

Total consideration paid for Kleer Lumber was approximately $43.3 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the statement of operations for the December 2012 quarter.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Entegra — On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile, Inc., a privately-held Florida-based company in the light building products industry, which markets its products primarily under the Entegra brand. Entegra’s results of operations have been included with Headwaters’ consolidated results beginning December 13, 2013.

Entegra is a leading manufacturer of high quality concrete roof tiles and accessories which are sold primarily into the Florida market. The acquisition of Entegra provides additional product offerings to Headwaters’ current roofing products portfolio. Headwaters believes the strategic location of Entegra’s centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a strong competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and distribution within the Florida market, which is the third fastest growing state in the U.S. in terms of population.

Total consideration paid for Entegra was approximately $57.5 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for the nine months ended June 30, 2014. Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Entegra for a stipulated multiple of EBITDA adjusted for certain prescribed items. This call right is exercisable at any time after five years following the date of acquisition, unless certain defined events occur prior to that time, in which case the right is exercisable earlier. The non-controlling owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA adjusted for certain prescribed items. This put right is exercisable at any time after 18 months following the date of acquisition, unless certain defined events under Headwaters’ control occur prior to that time, in which case the right is exercisable earlier.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The Entegra acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, particularly the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$8,260
Current liabilities	(3,422)
Property, plant and equipment	10,589
Intangible assets:
Customer relationships (15 year life)	18,600
Trade name (indefinite life)	6,600
Goodwill	30,089
Net assets acquired	70,716

Less non-controlling interest	(13,239)
Net assets attributable to Headwaters	$57,477

Entegra’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years. All of Headwaters’ goodwill plus the indefinite-lived trade name are tested for impairment annually, and all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

Gerard — On May 16, 2014, Headwaters acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, which products are marketed under the Gerard and Allmet brands. Gerard’s results of operations are being reported within the light building products segment and have been included with Headwaters’ consolidated results beginning May 16, 2014.

Gerard is the second largest manufacturer of stone coated metal roofing materials in the U.S. and sells seven primary metal profiles. These niche roofing products combine aesthetically pleasing profiles resembling tile, shake, or slate with a fire proof material and a low lifetime installed cost. The acquisition of Gerard increases the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of focus for Headwaters. With the addition of Gerard, Headwaters now has three product categories in niche roofing, including composite, concrete, and metal, which could increase opportunities for cross selling. Besides broadening the niche roofing product lines, Gerard also expands Headwaters geographic footprint in the roofing category.

Total consideration paid for Gerard was approximately $28.0 million, all of which was cash; however, the purchase price is subject to adjustment for the final calculation of acquisition-date working capital, which calculation is currently expected to be finalized in the September 2014 quarter. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.2 million and were included in selling, general and administrative expense in the statement of operations for the quarter ended June 30, 2014.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The Gerard acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$9,358
Current liabilities	(5,637)
Property, plant and equipment	6,617
Goodwill and intangible assets	17,664
Net assets acquired	$28,002

The process of identifying and valuing the intangible assets that were acquired is in the early stages and all intangible assets have been included with goodwill in the June 30, 2014 condensed consolidated balance sheet and in the above table. When the intangible assets have been identified and valued, and estimated useful lives are determined, amortization of those intangible assets will be adjusted effective as of May 16, 2014.

Other — During the March 2014 quarter, Headwaters acquired the assets of a company in the heavy construction materials industry located in the Northeast U.S. for initial cash consideration of approximately $3.1 million. This acquisition increased Headwaters’ supply of fly ash and bottom ash, improving its competitive position in that region. Subsequent to June 30, 2014, Headwaters acquired the assets of another company in the heavy construction materials industry located in the Southeast U.S. for cash consideration of approximately $7.4 million. This acquisition has increased Headwaters’ supply of ash products produced by industrial boilers and has strengthened the ability to meet customers’ needs along the Gulf Coast.

Combined Financial Information — No revenue or earnings from the 2014 acquired businesses are included in Headwaters’ statements of operations for the 2013 periods. The actual revenue from the 2014 acquisitions included in Headwaters’ statements of operations for the three- and nine-month periods ended June 30, 2014 was approximately $15.2 million and $26.0 million, respectively, and the actual earnings including non-controlling interest from the 2014 acquisitions included in Headwaters’ statements of operations for the three- and nine-month periods ended June 30, 2014 was approximately $1.7 million and $2.6 million, respectively. The following represents the pro forma consolidated revenue and net income (loss) for Headwaters for the periods indicated as if the 2014 acquisitions had been included in Headwaters’ consolidated results of operations beginning October 1, 2012.

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2013	2014	2013	2014

Revenue	$212,890	$227,360	$531,472	$572,310
Net income (loss)	11,728	11,309	(1,440)	1,945

The above pro forma results have been calculated by combining the historical results of Headwaters and the 2014 acquisitions as if the acquisitions had occurred on October 1, 2012, and adjusting the income tax provision as if it had been calculated on the resulting, combined results. The pro forma results include an estimate for all periods for intangible asset amortization (which is subject to change when the final asset values have been determined) and also reflect the following 2014 expenses in fiscal 2013 instead of in 2014:  $0.6 million of direct acquisition costs and $1.2 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. No other material pro forma adjustments were deemed necessary, either to conform the 2014 acquisitions to Headwaters’ accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on October 1, 2012 or that may be achieved in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Non-controlling Interest in Consolidated Subsidiary — As described above, Headwaters acquired 80% of the equity interests of Entegra, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is considered to be redeemable and because the redemption feature is not deemed to be a freestanding financial instrument and is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders’ equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

Because there is no fixed or probable redemption date for the put right, Headwaters adjusts quarterly the carrying value of the non-controlling interest to reflect its estimated fair value at each quarter end. Fair value is estimated based on the EBITDA formula described previously for determining the price that would be paid if the put right were to have been exercised at quarter end, except that the adjusted carrying amount cannot be decreased below the original acquisition date fair value amount.

The following table summarizes the activity of the non-controlling interest during the nine-month period ended June 30, 2014.

(in thousands)

Estimated fair value as of acquisition date	$13,239
Net income attributable to non-controlling interest	619
Dividend	(318)
Fair value adjustment	158
Balance as of June 30, 2014	$13,698

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2013	2014	2013	2014

Revenue	$0	$0	$4,386	$0

Loss from operations of discontinued operations before income taxes	$0	$(146)	$(3,085)	$(3,138)
Gain (loss) on disposal	(952)	(85)	2,158	3,032
Income tax benefit	2,720	0	2,720	0
Income (loss) from discontinued operations, net of income taxes	$1,768	$(231)	$1,793	$(106)

Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013, and recognized estimated gains at the time of sale. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions have been recognized, including the reported amounts reflected in the table above. Headwaters currently expects that additional adjustments to the estimated gains and losses may be recognized in fiscal 2014 and beyond as certain contingencies are resolved. The loss from operations reflected in the table includes expenses for certain litigation which commenced prior to disposal of the business.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered in the gain calculations and will be accounted for in future periods when any such amounts are received. During the nine months ended June 30, 2014, Headwaters received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of June 30, 2014, Headwaters remains contingently liable for one of the assumed obligations and has accrued approximately $8.0 million to meet that contingent liability if necessary. Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain. Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2013	June 30, 2014

Raw materials	$9,909	$12,371
Finished goods	27,474	43,682
	$37,383	$56,053

6.             Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2013		June 30, 2014
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$4,800	—	$11,400	—

CCP contracts	15 - 20 years	106,400	$58,699	110,590	$62,783
Customer relationships	5 - 15 years	83,564	44,129	101,283	48,362
Trade names	5 - 20 years	67,790	30,502	67,220	32,539
Patents and patented technologies	5 - 19 years	55,099	46,954	54,371	50,698
Other	6 - 17 years	3,960	1,532	3,935	1,738
		$321,613	$181,816	$348,799	$196,120

The above table does not include any amounts for potential intangible assets acquired in the Gerard acquisition described in Note 3 because the process of identifying and valuing those intangible assets is in the early stages. The increase in gross carrying amount of intangible assets from September 30, 2013 to June 30, 2014 is primarily attributable to assets acquired in the other acquisition transactions described in Note 3. Amortization expense for fiscal 2014 is also subject to finalization of the valuation efforts related to the intangible assets acquired in the 2014 transactions. Total recorded amortization expense related to intangible assets was approximately $5.3 million and $5.5 million for the quarters ended June 30, 2013 and 2014, respectively, and approximately $15.5 million and $16.1 million for the nine months ended June 30, 2013 and 2014, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Total currently estimated annual amortization expense for 2014 through 2019 is shown in the following table, which estimates are subject to change when the fair values of the intangible assets acquired in 2014 are finalized.

Year ending September 30:	(in thousands)
2014	$21,153
2015	17,276
2016	17,019
2017	16,141
2018	16,091
2019	15,063

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $457.5 million as of September 30, 2013 and $599.8 million as of June 30, 2014. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2013	June 30, 2014

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

7¼% Senior notes, due January 2019	0	150,000

Convertible senior subordinated notes:
2.50%, repaid in February 2014 (face amount $7,687), net of discount	7,553	0
8.75%, due February 2016 (face amount $49,791), net of discount	49,420	49,539
Total convertible senior subordinated notes, net of applicable discounts	56,973	49,539

Carrying amount of long-term debt, net of discounts	456,973	599,539
Less current portion	(7,553)	0

Long-term debt	$449,420	$599,539

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

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2014.

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

June 30, 2014

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

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of June 30, 2014.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of June 30, 2014. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of June 30, 2014, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.4 million for various purposes and had availability under the ABL Revolver of approximately $60.6 million.

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

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2014, the interest rate on those borrowings would have been approximately 2.2%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2014.

Convertible Senior Subordinated Notes — During the March 2014 quarter, Headwaters repaid all of the remaining outstanding 2.50% convertible senior subordinated notes. The Form 10-K includes a detailed description of the 8.75% notes, which are the only convertible senior subordinated notes outstanding as of June 30, 2014. Except for the amortization of debt discount, there were no changes in this debt during the nine months ended June 30, 2014.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Interest and Debt Maturities — During the June 2013 and 2014 quarters, Headwaters incurred total interest costs of approximately $11.2 million and $12.2 million, respectively, including approximately $1.8 million and $0.5 million, respectively, of non-cash interest expense. During the nine months ended June 30, 2013 and 2014, Headwaters incurred total interest costs of approximately $33.0 million and $34.6 million, respectively, including approximately $5.0 million and $1.7 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2013 and 7.6% at June 30, 2014. Headwaters has no debt maturities until February 2016.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2013 and June 30, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2013 would have been approximately $484.0 million, compared to a carrying value of $457.5 million, and the aggregate fair value as of June 30, 2014 would have been approximately $643.0 million, compared to a carrying value of $599.5 million.

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

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2014 is currently expected to be approximately 22%, and this estimated rate was used to record income taxes for the June 2014 quarter and the nine months ended June 30, 2014. For the nine months ended June 30, 2013, Headwaters used an estimated effective income tax rate for continuing operations of 18%. Headwaters did not recognize any tax expense for discrete items in the 2014 periods, but recognized approximately $1.3 million of tax expense for discrete items in continuing operations in the fiscal 2013 periods that did not affect the calculation of the estimated effective income tax rate for the 2013 fiscal year. A majority of the expense recognized for discrete items was for adjustments related to unrecognized income tax benefits, most of which were for additional state income taxes. In addition, in 2013 Headwaters recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets in any of the 2013 or 2014 periods, except to the extent of projected fiscal year earnings. The estimated income tax rates of 18% for fiscal 2013 and 22% for fiscal 2014 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus state income taxes in certain state jurisdictions.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

•          tax-planning strategies; and

•          taxable income in prior carryback years.

Because Headwaters’ operations in domestic and foreign jurisdictions have generated losses in recent years, management has determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required.

During fiscal 2015, Headwaters may realize a three-year cumulative accounting profit on a consolidated basis. If this occurs, Headwaters will also consider other factors in evaluating the continued need for a full, or partial, valuation allowance. These factors include:

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

During fiscal 2014, Headwaters may realize a three-year cumulative accounting profit in certain state jurisdictions. If this occurs, Headwaters will consider the factors above in determining the continued need for a valuation allowance on the deferred tax assets related to those state jurisdictions.

As of June 30, 2014, Headwaters’ NOL and capital loss carryforwards totaled approximately $77.3 million (tax effected). The U.S. and state NOLs expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.7 million of tax credit carryforwards as of June 30, 2014, which also expire from 2014 to 2033.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2011 through 2013. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $1.0 million of Headwaters’ unrecognized income tax benefits, primarily related to state taxes, will be released within the next 12 months, due to the expiration of statute of limitation time periods.

10.       Equity Securities and Stock-Based Compensation

Issuance of Common Stock — In December 2012, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of June 30, 2014, the treasury stock and related deferred compensation obligation had fair values of approximately $0.8 million, which was $0.3 million higher than the carrying values at cost.

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

Stock-based compensation expense was approximately $0.4 million and $0.6 million for the June 2013 and 2014 quarters, respectively, and $1.3 million and $1.6 million for the nine months ended June 30, 2013 and 2014, respectively. As of June 30, 2014, there was approximately $2.6 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

11.       Earnings per Share

The following table sets forth the computations of basic and diluted EPS for the periods indicated, reflecting the amounts attributable to Headwaters and excluding the amounts attributable to the non-controlling interest in Entegra. In accordance with ASC 260, income (loss) from continuing operations for each period is used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share amounts)	2013	2014	2013	2014

Numerator:
Income (loss) from continuing operations	$9,248	$11,124	$(4,909)	$(517)

Income from continuing operations attributable to non-controlling interest	0	(389)	0	(619)

Fair value adjustment of non-controlling interest	0	(158)	0	(158)

Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations attributable to Headwaters Incorporated	9,248	10,577	(4,909)	(1,294)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	1,768	(231)	1,793	(106)

Numerator for basic and diluted earnings per share — net income (loss) attributable to Headwaters Incorporated	$11,016	$10,346	$(3,116)	$(1,400)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	72,892	73,206	69,195	73,131
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	1,247	1,380	0	0
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	74,139	74,586	69,195	73,131

Basic and diluted income (loss) per share from continuing operations	$0.13	$0.14	$(0.07)	$(0.02)
Basic and diluted income per share from discontinued operations	0.02	0.00	0.02	0.00
Basic and diluted income (loss) per share	$0.15	$0.14	$(0.05)	$(0.02)

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	775	691	2,877	3,836
Stock options	893	377	1,002	530
Restricted stock	0	0	140	253

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2014, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K (including fiscal 2014 grants made during the December 2013 quarter). Since September 30, 2013, there have been no significant changes in Headwaters’ commitments or in the amounts accrued under these awards, except for the payment during the December 2013 quarter

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

of amounts contractually due under the terms of certain prior year awards, and the accrual of approximately $2.0 million in the June 2014 quarter under terms of the fiscal 2014 grants. Headwaters currently expects that additional amounts will be earned during the September 2014 quarter under the terms of the fiscal 2014 awards.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of June 30, 2014. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2014, approximately $1.2 million has been accrued for outstanding awards because the stock price at June 30, 2014 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ consolidated statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.4 million of which remain outstanding as of June 30, 2014. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. Approximately $5.0 million has been accrued for outstanding awards as of June 30, 2014. Changes in Headwaters’ stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $3.9 million and $5.1 million for the nine months ended June 30, 2013 and 2014, respectively.

Property, Plant and Equipment — As of June 30, 2014, Headwaters was committed to spend approximately $5.7 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $1.8 million and $4.5 million of expense for legal matters during the nine months ended June 30, 2013 and 2014, respectively. Historically, except for fiscal 2011 and fiscal 2014, when $15.0 million and $2.5 million, respectively, of charges were accrued for potential losses, costs for outside legal counsel have comprised a majority of Headwaters’ litigation-related costs. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of June 30, 2014 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

AES Thames Bankruptcy.  Headwaters Resources, Inc. (HRI) had a contract to perform fly ash disposal services for AES Thames, L.L.C. (AES Thames) related to its coal-fired power plant located in Montville, Connecticut. AES Thames filed a petition for relief under the United States Bankruptcy Code in February 2011. In January 2013, the trustee filed an adversary proceeding complaint in the United States Bankruptcy Court for the District of Delaware alleging that certain payments made before the bankruptcy by AES Thames to HRI were avoidable preferential transfers under the Bankruptcy Code. The complaint seeks to recover $1.6 million plus interest, attorney fees, and costs. HRI answered denying the allegations of the complaint. In May 2014, HRI and the trustee entered a stipulation of settlement dismissing the trustee’s claims against HRI in exchange for a payment by HRI of $25,000 and a release of HRI’s claims in the bankruptcy, bringing the case to conclusion.

Edwards.  In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleges that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee’s grant of certain stock appreciation rights to the Company’s Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleges that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company’s 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint seeks an order rescinding the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees, and costs. The complaint was brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Defendants filed their initial response to the complaint in January 2014. The parties entered into a stipulation of settlement in February 2014 and in May 2014 the District Court entered an order granting preliminary approval of settlement. Headwaters has published notice of the proposed settlement. It is expected that the District Court will hold a hearing on motion for final approval of the settlement in August 2014. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

Boynton.  In 1998, Headwaters entered into a technology purchase agreement with James G. Davidson and Adtech, Inc. The transaction transferred certain patent and royalty rights to Headwaters related to a synthetic fuel technology invented by Davidson. In 2002, Headwaters received a summons and complaint from the United States District Court for the Western District of Tennessee filed by former stockholders of Adtech alleging, among other things, fraud, conspiracy, constructive trust, conversion, patent infringement and interference with contract arising out of the 1998 technology purchase agreement entered into between Davidson and Adtech on the one hand, and Headwaters on the other. All claims against Headwaters were dismissed in pretrial proceedings except claims of conspiracy and constructive trust. The District Court certified a class comprised of substantially all purported stockholders of Adtech, Inc. The plaintiffs sought compensatory damages from Headwaters in the approximate amount of $43.0 million plus prejudgment interest and punitive damages. In June 2009, a jury reached a verdict in a trial in the amount of $8.7 million for the eight named plaintiffs representing a portion of the class members. In September 2010, a jury reached a verdict after a trial for the remaining 46 members of the class in the amount of $7.3 million. In April 2011, the trial court entered an order for a constructive trust in the amount of approximately $16.0 million (the same amount as the sum of the previous jury verdicts), and entered judgment against Headwaters in the total approximate amount of $16.0 million, in accordance with the verdicts and order on constructive trust. Headwaters and plaintiffs cross-appealed from the judgment to the United States Court of Appeals for the Federal Circuit. The Federal Circuit transferred the case to the United States Court of Appeals for the Sixth Circuit on the basis of jurisdiction. In April 2014, a panel of the Sixth Circuit affirmed the judgment of the District Court in a divided decision. In May 2014, Headwaters paid the plaintiffs approximately $16.2 million in exchange for a satisfaction of judgment, bringing the case to conclusion.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Archstone.  Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Most parties filed cross-claims for contribution and indemnity against Eldorado Stone and others. Archstone claims as damages approximately $36.0 million in repair costs, $19.0 million in lost lease payments and rent abatement, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney’s fees. Eldorado Stone answered denying liability and tendered the matter to its insurers who are paying for the defense of the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

case. Eldorado Stone obtained an order of summary judgment dismissing three of Archstone’s four claims. Eldorado Stone has moved for summary judgment on Archstone’s remaining claim of common law indemnification for damages paid to the tenants and associated attorney’s fees. Meanwhile, discovery is underway. Because the resolution of the action is uncertain, legal counsel and management cannot express an opinion concerning the likely outcome of this matter, the liability of Eldorado Stone, if any, or the insurers’ obligation to indemnify Eldorado Stone against loss, if any.

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

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters’ payment of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and HBP, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will accept claims or will remain viable, or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP’s liability.

Heavy Construction Materials Matters.  In addition, there are litigation and pending and threatened claims made against HRI, Headwaters’ Heavy Construction Materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe and that HRI has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection. The Fentress Family Trust case summarized above is an example of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries.

Non-guaranteeing entities include subsidiaries that are not 100% owned, foreign subsidiaries and joint ventures in which Headwaters has a non-controlling ownership interest. For certain periods, the non-guaranteeing entities represent less than 3% of consolidated assets, stockholders’ equity, revenues, income from continuing operations before taxes and cash flows from operating activities. Accordingly, for those periods the condensed consolidating financial information which follows does not present separately the non-guarantor entities’ information. Due to various events in 2014, the non-guaranteeing entities have become more material and therefore have been presented separately.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — June 30, 2014

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$102,997	$5,177	$6,290	$—	$114,464
Trade receivables, net	109,896	5,102			114,998
Inventories	53,204	2,849			56,053
Current and deferred income taxes	24,601		17,981	(30,155)	12,427
Other	10,070	237	2,095		12,402
Total current assets	300,768	13,365	26,366	(30,155)	310,344

Property, plant and equipment, net	158,514	11,457	6,310	—	176,281

Other assets:
Goodwill	150,547	35,493			186,040
Intangible assets, net	128,152	24,527			152,679
Investments in subsidiaries			386,127	(386,127)	—
Intercompany accounts and notes	276,022		637,046	(913,068)	—
Deferred income taxes	54,404		19,981	(74,385)	—
Other	15,235	1,200	26,461		42,896
Total other assets	624,360	61,220	1,069,615	(1,373,580)	381,615

Total assets	$1,083,642	$86,042	$1,102,291	$(1,403,735)	$868,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,818	$795	$244	$—	$24,857
Accrued personnel costs	9,391	326	32,332		42,049
Accrued interest			15,515		15,515
Current and deferred income taxes	29,505	650		(30,155)	—
Other accrued liabilities	35,895	3,665	2,507		42,067
Total current liabilities	98,609	5,436	50,598	(30,155)	124,488

Long-term liabilities:
Long-term debt			599,539		599,539
Income taxes	80,276		15,089	(74,385)	20,980
Intercompany accounts and notes	571,136	1,433	340,499	(913,068)	—
Other	13,033	94	11,210		24,337
Total long-term liabilities	664,445	1,527	966,337	(987,453)	644,856
Total liabilities	763,054	6,963	1,016,935	(1,017,608)	769,344

Non-controlling interest in consolidated subsidiary		13,698			13,698

Stockholders’ equity:
Common stock			73		73
Capital in excess of par value	458,499	64,318	723,030	(522,975)	722,872
Retained earnings (accumulated deficit)	(137,911)	1,063	(637,214)	136,848	(637,214)
Treasury stock			(533)		(533)
Total stockholders’ equity	320,588	65,381	85,356	(386,127)	85,198

Total liabilities and stockholders’ equity	$1,083,642	$86,042	$1,102,291	$(1,403,735)	$868,240

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$118,035	$—	$—	$118,035
Heavy construction materials	75,114			75,114
Energy technology	3,881			3,881
Total revenue	197,030	—	—	197,030

Cost of revenue:
Light building products	82,096			82,096
Heavy construction materials	54,642			54,642
Energy technology	1,787			1,787
Total cost of revenue	138,525	—	—	138,525

Gross profit	58,505	—	—	58,505

Operating expenses:
Amortization	5,319			5,319
Selling, general and administrative	25,193	4,808		30,001
Total operating expenses	30,512	4,808	—	35,320

Operating income (loss)	27,993	(4,808)	—	23,185

Other income (expense):
Net interest income (expense)	9	(11,120)		(11,111)
Equity in earnings of subsidiaries		22,624	(22,624)	—
Other, net	24			24
Total other income (expense), net	33	11,504	(22,624)	(11,087)

Income from continuing operations before income taxes	28,026	6,696	(22,624)	12,098

Income tax benefit (provision)	(7,170)	4,320		(2,850)

Income from continuing operations	20,856	11,016	(22,624)	9,248

Income from discontinued operations, net of income taxes	1,768			1,768

Net income	$22,624	$11,016	$(22,624)	$11,016

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$129,085	$11,487	$—	$—	$140,572
Heavy construction materials	80,636				80,636
Energy technology	2,191				2,191
Total revenue	211,912	11,487	—	—	223,399

Cost of revenue:
Light building products	89,948	7,725			97,673
Heavy construction materials	57,070				57,070
Energy technology	984				984
Total cost of revenue	148,002	7,725	—	—	155,727

Gross profit	63,910	3,762	—	—	67,672

Operating expenses:
Amortization	5,165	312			5,477
Selling, general and administrative	28,837	1,409	6,258		36,504
Total operating expenses	34,002	1,721	6,258	—	41,981

Operating income (loss)	29,908	2,041	(6,258)	—	25,691

Other income (expense):
Net interest expense	(125)	(2)	(11,994)		(12,121)
Equity in earnings of subsidiaries			23,446	(23,446)	—
Other, net	25	(61)			(36)
Total other income (expense), net	(100)	(63)	11,452	(23,446)	(12,157)

Income from continuing operations before income taxes	29,808	1,978	5,194	(23,446)	13,534

Income tax benefit (provision)	(7,250)	(470)	5,310		(2,410)

Income from continuing operations	22,558	1,508	10,504	(23,446)	11,124

Loss from discontinued operations, net of income taxes	(231)				(231)

Net income	22,327	1,508	10,504	(23,446)	10,893

Net income attributable to non-controlling interest		(389)			(389)

Net income attributable to Headwaters Incorporated	$22,327	$1,119	$10,504	$(23,446)	$10,504

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$279,501	$—	$—	$279,501
Heavy construction materials	197,286			197,286
Energy technology	10,804			10,804
Total revenue	487,591	—	—	487,591

Cost of revenue:
Light building products	202,723			202,723
Heavy construction materials	151,622			151,622
Energy technology	5,085			5,085
Total cost of revenue	359,430	—	—	359,430

Gross profit	128,161	—	—	128,161

Operating expenses:
Amortization	15,543			15,543
Selling, general and administrative	70,013	14,504		84,517
Total operating expenses	85,556	14,504	—	100,060

Operating income (loss)	42,605	(14,504)	—	28,101

Other income (expense):
Net interest expense	(49)	(32,673)		(32,722)
Equity in earnings of subsidiaries		35,336	(35,336)	—
Other, net	227	35		262
Total other income (expense), net	178	2,698	(35,336)	(32,460)

Income (loss) from continuing operations before income taxes	42,783	(11,806)	(35,336)	(4,359)

Income tax benefit (provision)	(9,240)	8,690		(550)

Income (loss) from continuing operations	33,543	(3,116)	(35,336)	(4,909)

Income from discontinued operations, net of income taxes	1,793			1,793

Net income (loss)	$35,336	$(3,116)	$(35,336)	$(3,116)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Light building products	$305,530	$22,193	$—	$—	$327,723
Heavy construction materials	211,250				211,250
Energy technology	6,553				6,553
Total revenue	523,333	22,193	—	—	545,526

Cost of revenue:
Light building products	222,275	15,564			237,839
Heavy construction materials	157,504				157,504
Energy technology	3,067				3,067
Total cost of revenue	382,846	15,564	—	—	398,410

Gross profit	140,487	6,629	—	—	147,116

Operating expenses:
Amortization	15,394	674			16,068
Selling, general and administrative	77,248	2,804	17,196		97,248
Total operating expenses	92,642	3,478	17,196	—	113,316

Operating income (loss)	47,845	3,151	(17,196)	—	33,800

Other income (expense):
Net interest expense	(292)	(2)	(34,117)		(34,411)
Equity in earnings of subsidiaries			38,671	(38,671)	—
Other, net	99	(155)			(56)
Total other income (expense), net	(193)	(157)	4,554	(38,671)	(34,467)

Income (loss) from continuing operations before income taxes	47,652	2,994	(12,642)	(38,671)	(667)

Income tax benefit (provision)	(10,600)	(650)	11,400		150

Income (loss) from continuing operations	37,052	2,344	(1,242)	(38,671)	(517)

Loss from discontinued operations, net of income taxes	(106)				(106)

Net income (loss)	36,946	2,344	(1,242)	(38,671)	(623)

Net income attributable to non-controlling interest		(619)			(619)

Net income (loss) attributable to Headwaters Incorporated	$36,946	$1,725	$(1,242)	$(38,671)	$(1,242)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2013

	Guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$35,336	$(3,116)	$(35,336)	$(3,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,222	210		39,432
Interest expense related to amortization of debt issue costs and debt discount		4,999		4,999
Stock-based compensation	588	679		1,267
Deferred income taxes	223			223
Net gain on disposition of property, plant and equipment	(726)			(726)
Gain on sale of discontinued operations, net of income taxes	(2,158)			(2,158)
Gain on convertible debt repayment		(35)		(35)
Equity in earnings of subsidiaries		(35,336)	35,336	0
Decrease in trade receivables	1,066			1,066
Increase in inventories	(2,931)			(2,931)
Decrease in accounts payable and accrued liabilities	(14,642)	(11,106)		(25,748)
Other changes in operating assets and liabilities, net	(9,694)	5,291		(4,403)
Net cash provided by (used in) operating activities	46,284	(38,414)	—	7,870

Cash flows from investing activities:
Payment for acquisition	(43,250)			(43,250)
Purchase of property, plant and equipment	(19,942)	(1,604)		(21,546)
Proceeds from disposition of property, plant and equipment	855			855
Proceeds from sale of discontinued operations	4,813			4,813
Net decrease (increase) in long-term receivables and deposits	(1,413)	719		(694)
Net change in other assets	(385)	(45)		(430)
Net cash used in investing activities	(59,322)	(930)	—	(60,252)

Cash flows from financing activities:
Net proceeds from issuance of common stock		77,957		77,957
Payments on long-term debt		(39,476)		(39,476)
Employee stock purchases	438	171		609
Net cash provided by financing activities	438	38,652	—	39,090

Net decrease in cash and cash equivalents	(12,600)	(692)	—	(13,292)

Cash and cash equivalents, beginning of period	44,111	9,671		53,782

Cash and cash equivalents, end of period	$31,511	$8,979	$—	$40,490

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2014

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$36,946	$2,344	$(1,242)	$(38,671)	$(623)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,130	1,388	196		40,714
Interest expense related to amortization of debt issue costs and debt discount			1,699		1,699
Stock-based compensation	618		958		1,576
Deferred income taxes	429				429
Net loss (gain) on disposition of property, plant and equipment	(135)	5	46		(84)
Gain on sale of discontinued operations, net of income taxes	(3,032)				(3,032)
Asset impairments	1,466				1,466
Net loss of unconsolidated joint ventures		286			286
Equity in earnings of subsidiaries			(38,671)	38,671	0
Decrease in trade receivables	2,609	922			3,531
Decrease (increase) in inventories	(9,521)	882			(8,639)
Increase (decrease) in accounts payable and accrued liabilities	(26,725)	1,240	(1,731)		(27,216)
Other changes in operating assets and liabilities, net	5,258	529	(10,697)		(4,910)
Net cash provided by (used in) operating activities	47,043	7,596	(49,442)	—	5,197

Cash flows from investing activities:
Payments for acquisitions	(3,100)		(85,479)		(88,579)
Payments for investments in unconsolidated joint ventures		(1,450)			(1,450)
Purchase of property, plant and equipment	(22,163)	(685)	(2,519)		(25,367)
Proceeds from disposition of property, plant and equipment	864				864
Proceeds from sale of discontinued operations	4,666				4,666
Net decrease in long-term receivables and deposits	7,373		300		7,673
Net change in other assets	(2,864)	(318)	306		(2,876)
Net cash used in investing activities	(15,224)	(2,453)	(87,392)	—	(105,069)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			146,200		146,200
Payments on long-term debt			(7,792)		(7,792)
Employee stock purchases	465		147		612
Net cash provided by financing activities	465	—	138,555	—	139,020

Net increase in cash and cash equivalents	32,284	5,143	1,721	—	39,148

Cash and cash equivalents, beginning of period	70,713	34	4,569		75,316

Cash and cash equivalents, end of period	$102,997	$5,177	$6,290	$—	$114,464

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

Operations and Strategy.  In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our light building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. A restructuring effort in the light building products segment was initiated in 2011 and completed in March 2012. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories marketed primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing materials business of Metals USA Building Products, which products are marketed under the Gerard and Allmet brands.

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

Light Building Products Segment.  For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Although new housing construction continues to be substantially below the median for the last 50 years, there was improvement in end markets in 2013. Performance in 2014 has been somewhat uneven, with mixed results as the year has unfolded. Demand for new homes appears to be rising, although there is still an environment characterized by tight credit conditions which constrain new building and purchases. New residential construction starts as of June 2014 are about the same as last year at a seasonally-adjusted annualized level of approximately 0.9 million units.

Existing home sales have been relatively steady. The National Association of Realtors reported that for all of calendar 2013, there were 5.1 million sales, which was 9% higher than for calendar 2012. June 2014 total existing home sales were at a seasonally-adjusted annual rate of 5.0 million units, a slight decrease from 5.1 million units in June 2013. Total housing inventory as of June 30, 2014 was 2.3 million existing homes for sale, representing a 5.5-month supply. This compares to a 5.2-month supply as of June 30, 2013 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in June 2014 was 4% higher than in June 2013. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum. Repair and remodel markets, however, continue to be weak.

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

Energy Technology Segment.  Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales. In 2011, we announced the decision by one refinery to commercially implement our HCAT® heavy oil upgrading technology following a lengthy evaluation and there are currently two refineries utilizing the HCAT technology. We have signed license agreements with three additional potential customers and expect those refineries to complete evaluation of the technology over the next six months, potentially leading to additional HCAT sales.

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

During 2010, 2011 and 2012, many of our coal cleaning assets were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. As a result, we recorded significant asset impairments in those years to reduce the carrying value of the assets to fair value less estimated selling costs. We recognized small estimated gains on the 2012 and 2013 sales transactions, and subsequent to the dates of sale, adjustments of the previously recognized estimated gains have been recognized. We currently expect that additional adjustments to the estimated gains and losses may be recognized in fiscal 2014 and beyond as certain contingencies are resolved.

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

During 2012 and 2013, we repaid a total of $85.6 million of our convertible senior subordinated notes and during 2014 we repaid $7.7 million of these notes. Currently, we have outstanding approximately $49.8 million face value of convertible debt, all of which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million. Approximately $57.5 million of the net proceeds were used to acquire 80% of the equity interests of Entegra. Capital expenditures beginning in fiscal 2010 have been significantly lower than in prior years, which allowed us to focus on liquidity and the early repayment of debt and enabled us to continue implementing our overall operational strategy. As of June 30, 2014, we have approximately $114.5 million of cash on hand and total liquidity of approximately $175.0 million. Additional cash flow is expected to be generated from operations over the next 12 months.

In summary, our strategy for fiscal 2014 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform, when opportunities arise.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The information set forth below compares our operating results for the three months ended June 30, 2014, the third quarter of our 2014 fiscal year (2014), with operating results for the three months ended June 30, 2013, the third quarter of our 2013 fiscal year (2013). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our third quarter 2014 consolidated revenue increased by 13% to $223.4 million from $197.0 million for the third quarter of 2013. Gross profit increased by 16%, to $67.7 million, compared to $58.5 million in the third quarter of 2013 and operating income improved from $23.2 million in 2013 to $25.7 million in 2014. Income from continuing operations was $11.1 million, or $0.14 per diluted share, for the third quarter of 2014, compared to $9.3 million, or $0.13 per diluted share, for the third quarter of 2013. Net income including discontinued operations was $10.9 million, or $0.14 per diluted share, for the third quarter of 2014, compared to $11.0 million, or $0.15 per diluted share, for the third quarter of 2013.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2014 were $140.6 million with a corresponding gross profit of $42.9 million. Sales of light building products in 2013 were $118.0 million with a corresponding gross profit of $35.9 million. The 19% revenue increase in 2014 was due to both organic growth of approximately 9% and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. Weather conditions improved slowly from the difficult winter, primarily impacting sales of our siding-related products. Our manufactured stone, block, and roofing products experienced positive revenue growth in the quarter as we benefited from market share gains and good economic conditions in Texas and Florida.

Operating income increased by 21% to $18.7 million from $15.5 million. The operating income margin was affected by revenue mix, as sales of our higher-margin siding accessories in the Northeast and Midwest were slow to materialize following the difficult winter. In addition, increases in transportation, marketing and raw material costs negatively impacted our siding group’s margins. Our block group more than offset increases in cement costs with price increases and manufacturing efficiencies, a combination which led to margin expansion. In the June quarter, our stone group achieved strong top line growth, coupled with margin expansion.

According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. New housing starts were only 0.8 million units and 0.9 million units in calendar 2012 and 2013, respectively, and during the last 50 years, the six years with the lowest number of housing starts were the six calendar years 2008 through 2013. According to the NAHB, in June 2014 the seasonally-adjusted annual number of new housing starts was 0.9 million units. Also impacting some of our product offerings is a continuing weakness in the repair and remodel end markets.

The significant weakness in the new housing and residential remodeling markets which began several years ago appeared to ease somewhat during fiscal 2013, but the recovery has been more uneven during fiscal 2014. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some areas of the U.S., such as parts of the South and West, as compared to other regions such as the Northeast and Midwest, where growth has been minimal. These regional differences in the health of the housing market impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and price increases have tempered somewhat the impact of the weak housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market when it occurs. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still below the 10- and 50-year averages. Also, according to a 2014 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average between approximately 1.2 million and 1.3 million units a year from 2015 to 2025.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2014 were $80.6 million with a corresponding gross profit of $23.6 million. Heavy construction materials revenues for 2013 were $75.1 million with a corresponding gross profit of $20.5 million. This revenue growth was due to increases in product volume and price, slightly offset by a decrease in lower-margin service revenue. Service revenue represented approximately 22% of total segment revenue for the third quarter of 2014, compared to 25% for the third quarter of 2013 and 29% for all of fiscal 2013. Site service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality.

Gross profit increased by 15% to $23.6 million in the third quarter of 2014, compared to $20.5 million in 2013, and gross margin increased by approximately 200 basis points to 29%. Operating income increased $2.2 million, or 17%, from $12.8 million in 2013 to $15.0 million in 2014. The increases in gross profit and operating income in 2014 were primarily due to increases in fly ash revenue resulting from positive changes in both volume and price, as well as to cost management initiatives.

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

The question of whether disposal of fly ash should be regulated under Subtitle C of RCRA (Resource Conservation and Recovery Act) or Subtitle D, as solid waste, is near resolution. In a consent decree proposed by the parties in 2014 to the U.S. District Court for the District of Columbia, the EPA agreed by December 19, 2014 to “sign for publication in the Federal Register a notice taking final action regarding EPA’s proposed revision of RCRA Subtitle D regulations pertaining to coal combustion residuals.” The Court is expected to accept the proposed consent decree and there has been no material change to the positive direction taken by the EPA. We believe that the EPA’s statement makes it highly likely that fly ash disposal will be regulated under Subtitle D as a solid waste.

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

Energy Technology Segment.  Following the decision to sell the coal cleaning business in fiscal 2011, our energy technology segment currently consists primarily of operations related to HCAT, our heavy oil upgrading catalyst. Energy technology segment revenues for 2014 were $2.2 million, compared to revenues for 2013 of $3.9 million. The change in revenue related primarily to the timing of HCAT shipments, which vary quarter to quarter, depending upon the timing of orders and onsite inventory levels of our current customers. We have entered into license agreements with three new potential customers and expect those customers to complete evaluations of the technology over the next six months, potentially leading to additional HCAT sales.

Operating Expenses.  Amortization of intangible assets was not materially different between 2014 and 2013 because the decrease in amortization expense for assets that have been fully amortized offset most of the increased amortization for the assets acquired in the 2014 acquisitions. Future amortization expense will depend in part on the values and useful lives of the acquired intangible assets, once those are finalized. Selling, general and administrative expenses increased 22% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition costs for those businesses, increased selling and marketing costs (including some non-routine customer acquisition-related costs and costs designed to spur incremental organic revenue growth), an increase in expense for cash-based compensation tied to stock price, plus small increases in several other cost categories related to revenue growth. During the remainder of fiscal 2014, we expect to incur additional non-routine customer acquisition-related costs, primarily in the energy technology segment.

Net Interest Expense.  For 2014, we reported net interest expense of $12.1 million, compared to net interest expense of $11.1 million for 2013. Net interest expense increased $1.0 million due primarily to the new senior debt which was issued in December 2013, partially offset by a decrease in interest expense for convertible senior subordinated notes, the average balance of which decreased in 2014 as compared to 2013. In 2013, there was approximately $1.0 million of accelerated debt discount and debt issue cost amortization as a result of early repayments of convertible debt. In 2014, we had no early repayments of long-term debt. Interest expense for fiscal 2014 is currently expected to total approximately $47.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 22% reported effective income tax rate in 2014 and the 18% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

During fiscal 2015, we may realize a three-year cumulative accounting profit. If this occurs, we will also consider other factors in evaluating the continued need for a full, or partial, valuation allowance. These factors include:

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

During fiscal 2014, we may realize a three-year cumulative accounting profit in certain state jurisdictions. If this occurs, we will consider the factors above in determining the continued need for a valuation allowance on the deferred tax assets related to those state jurisdictions.

Discontinued Operations.  We recorded $0.2 million of loss from discontinued operations in the third quarter of 2014, representing $0.1 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $0.1 million of loss related to the coal cleaning facilities sold in the January 2013 sales transaction. We recorded $1.8 million of income from discontinued operations in the third quarter of 2013, representing $0.9 million of loss related to the sale of coal cleaning facilities and $2.7 million of income tax benefit, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed. We currently expect that additional adjustments to the estimated gains and losses from sale of the facilities may be recognized in fiscal 2014 and beyond as certain contingencies are resolved.

For all facility sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered in the gain calculations and will be accounted for in future periods when any such amounts are received.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the purchase agreement was amended to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of June 30, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability if necessary. We have also reserved certain receivables due from the buyer until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

The information set forth below compares our operating results for the nine months ended June 30, 2014 (2014) with operating results for the nine months ended June 30, 2013 (2013). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for the nine months ended June 30, 2014 was $545.5 million, up 12% from $487.6 million for 2013. Gross profit increased 15%, from $128.2 million in 2013 to $147.1 million in 2014. Operating income of $28.1 million in 2013 improved by 20%, to $33.8 million in 2014, and the loss from continuing operations decreased from $(4.9) million, or a diluted loss per share of $(0.07) in 2013, to a loss of $(0.5) million, or $(0.02) per diluted share, in 2014. The net loss including discontinued operations decreased from $(3.1) million, or a diluted loss per share of $(0.05) in 2013, to a net loss of $(0.6) million, or $(0.02) per diluted share, in 2014.

Revenue and Gross Margins.  The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

Light Building Products Segment.  Sales of light building products in 2014 were $327.7 million with a corresponding gross profit of $89.9 million. Sales of light building products in 2013 were $279.5 million with a corresponding gross profit of $76.8 million. The revenue increase in 2014 was due to both organic growth and the acquisition of Kleer Lumber in December 2012 and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. The adverse weather conditions experienced in the March 2014 quarter continued into the June quarter and reduced 2014 sales, particularly in the Northeast and Midwest. Organic revenue in our siding product group lagged because of its geographic exposure to weather impacted regions, but both our manufactured stone and block product categories experienced growth in 2014 compared to 2013.

Heavy Construction Materials Segment.  Heavy construction materials revenues for 2014 were $211.3 million with a corresponding gross profit of $53.7 million. Heavy construction materials revenues for 2013 were $197.3 million with a corresponding gross profit of $45.7 million. Revenue increased during 2014 primarily due to product volume and price increases, with a small decrease in service revenue resulting from completed service projects. Sales of fly ash increased in volume compared to last year, notwithstanding the impacts of extreme winter weather in the Northeast and Midwest, limiting the use of fly ash in both regions. Gross margin increased from 23% in 2013 to 25% in 2014. The increases in gross profit and gross margin percentage were primarily due to increases in fly ash revenue resulting from positive changes in volume and price, as well as to cost management initiatives.

Energy Technology Segment.  Energy technology segment revenues for 2014 were $6.6 million, compared to revenues for 2013 of $10.8 million. The change in revenue related primarily to the timing of HCAT shipments, which vary period to period, depending upon the timing of orders and onsite inventory levels of our current customers.

Operating Expenses.  Amortization of intangible assets was higher in 2014 than in 2013 due to amortization of the assets acquired in the 2014 acquisitions. Selling, general and administrative expenses increased 15% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition costs for those businesses, increased selling and marketing costs (including some non-routine customer acquisition-related costs and costs designed to spur incremental organic revenue growth), an increase in expense for cash-based compensation tied to stock price, plus small increases in several other cost categories related to revenue growth.

Net Interest Expense.  For 2014, we reported net interest expense of $34.4 million, compared to net interest expense of $32.7 million for 2013. Net interest expense increased $1.7 million due primarily to the new senior debt which was issued in December 2013, partially offset by the decrease in interest expense for convertible senior subordinated notes, the average balance of which decreased in 2014 as compared to 2013. In 2013, there was approximately $2.1 million of accelerated debt discount and debt issue cost amortization as a result of early repayments of convertible debt. In 2014, we had no early repayments of long-term debt.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 22% reported effective income tax rate in 2014 and the 18% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods.

Discontinued Operations.  We recorded $0.1 million of loss from discontinued operations in 2014, representing $3.1 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $3.0 million of gain related to the coal cleaning facilities sold in the January 2013 sales transaction. We recorded $1.8 million of income from discontinued operations in 2013, representing $3.1 million of operating losses (primarily the results of operations of the facilities prior to disposal), $2.2 million of gain related to the sale of coal cleaning facilities and $2.7 million of income tax benefit, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed. In 2013, the initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $2.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

Impact of Inflation and Related Matters

In recent periods, some of our operations in the light building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride, cement and aggregates. In addition, we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers through higher prices, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during the nine months ended June 30, 2014 (2014) was approximately $5.2 million, compared to net cash provided by operating activities during the nine months ended June 30, 2013 (2013) of approximately $7.9 million. There were no significant differences in the major components of operating cash flows between the two periods.

In 2014, our primary investing activity consisted of three acquisitions and in 2013, our primary investing activity consisted of one acquisition. Purchases of property, plant and equipment were at the same general level in both periods. In 2014, our primary financing activity consisted of the issuance of senior debt, and in 2013, our primary financing activity consisted of the issuance of common stock. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million. On December 12, 2013, we acquired 80% of the equity interests of Roof Tile, Inc., which markets its products primarily under the Entegra brand. Entegra is also in the light building products industry. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million. During the March 2014 quarter, we acquired the assets of a company in the heavy construction materials industry for initial cash consideration of approximately $3.1 million. On May 16, 2014, we acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, which products are marketed under the Gerard and Allmet brands. Total consideration paid for Gerard, all of which was cash, was approximately $28.0 million; however, the purchase price is subject to adjustment for the final calculation of acquisition-date working capital, which calculation is currently expected to be finalized in the September 2014 quarter. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.2 million. Subsequent to June 30, 2014, we acquired the assets of another company in the heavy construction materials industry for cash consideration of approximately $7.4 million.

In both 2013 and 2014, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2014 for both maintenance and growth are currently expected to be somewhat less than $40 million, as compared to approximately $30 million during each of the past three fiscal years. Funding for 2014 capital expenditures is expected to come from working capital. As of June 30, 2014, we were committed to spend approximately $5.7 million on capital projects that were in various stages of completion.

As noted earlier, in 2011 we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during fiscal 2012 and sold the remaining ten facilities in fiscal 2013. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. In 2014, we received $2.7 million of deferred purchase price payments and collected approximately $4.0 million of long-term deposits related to the coal cleaning business.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of June 30, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability if necessary (representing a net increase of $1.3 million during 2014). We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. We also continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Acquisitions have historically been an important part of our long-term business strategy as well; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. In past years, we have also invested in joint ventures accounted for using the equity method of accounting, and in 2014 we invested $1.5 million in unconsolidated joint ventures. We do not currently have plans to significantly increase our investments in any of the joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

Financing Activities.  In the December 2012 quarter, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber. In the December 2013 quarter, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.2 million, of which approximately $57.5 million was used to acquire Entegra.

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

We were in compliance with all debt covenants as of June 30, 2014. The senior secured notes, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of June 30, 2014, availability under the ABL Revolver was approximately $60.6 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of June 30, 2014, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.3. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. Voluntary prepayments of debt principal may be excluded from fixed charges if, at the time of the prepayment, the pro-forma net excess availability (after giving effect of the prepaid debt) for the prior and future 60 days is greater than 25% of the facility, or $17.5 million.

If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. We do not currently believe it is likely we will reach the lower limits of both our ABL Revolver and the fixed charge coverage ratio. See Note 7 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

In February 2012, we filed a universal shelf registration statement with the SEC under which $210.0 million was available for offerings of securities. Following the issuance of common stock in December 2012, there is approximately $126.6 million available for future securities offerings. A prospectus supplement describing the terms of any additional securities to be issued is required to be filed before any future offering can commence under the registration statement.

Working Capital.  As of June 30, 2014, our working capital was $185.9 million (including $114.5 million of cash and cash equivalents) compared to $95.3 million as of September 30, 2013. We currently expect operations to produce positive cash flow during fiscal 2014 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $2.0 million for both 2013 and 2014. As of June 30, 2014, our NOL and capital loss carryforwards totaled approximately $77.3 million (tax effected). The U.S. and state NOLs and capital losses expire from 2014 to 2033. Substantially all of the non-U.S. NOLs, which are not material, do not expire. In addition, there are approximately $25.7 million of tax credit carryforwards as of June 30, 2014, which also expire from 2014 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

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

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of June 30, 2014. These SARs vested in annual installments through September 30, 2013, provided the participant was still employed at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2014, approximately $1.2 million has been accrued for outstanding awards because the stock price at June 30, 2014 was above the grant-date stock price of $3.81. Future changes in our stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.4 million of which remain outstanding as of June 30, 2014. These SARs have terms similar to those described above. Approximately $5.0 million has been accrued for outstanding awards as of June 30, 2014. Changes in our stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $3.9 million and $5.1 million for the nine months ended June 30, 2013 and 2014, respectively.

If all of the above-described SARs ultimately vest and the stock price is above the grant-date stock prices, a change in our stock price of $1.00 would result in an increase or decrease of approximately $0.5 million in the ultimate payout liability.

The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was $4.5 million and $5.7 million for the nine months ended June 30, 2013 and 2014, respectively.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2014 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended June 30, 2014, but did purchase treasury stock. As described in Note 10 to the consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2014 – April 30, 2014	0	n/a	n/a	n/a
May 1, 2014 – May 31, 2014	4,594	$12.65	n/a	n/a
June 1, 2014 – June 30, 2014	0	n/a	n/a	n/a
Total	4,594	$12.65	n/a	n/a

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

HEADWATERS INCORPORATED

Date: July 31, 2014	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)