Form 10-K
period 2014-09-30
HEADWATERS INC
filed 2014-11-18
CIK 1003344

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32459

HEADWATERS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0547337 (I.R.S. Employer Identification No.)
10701 South River Front Parkway, Suite 300 South Jordan, Utah (Address of principal executive offices)	84095 (Zip Code)

(801) 984-9400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.001 par value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2014 was $942,627,159, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of October 31, 2014 was 73,510,147.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual meeting of stockholders to be held in 2015 are incorporated by reference into Part III of this Report on Form 10-K.

Forward-looking Statements

        This Annual Report on Form 10-K contains forward-looking statements relating to Headwaters' operations that are based on management's current expectations, estimates and projections about the industries in which Headwaters operates. Words such as "may," "should," "anticipates," "expects," "intends," "plans," "targets," "forecasts," "projects," "believes," "seeks," "schedules," "estimates," "budgets," "goals," "outlook" and similar expressions are intended to help identify such forward-looking statements. Forward-looking statements include Headwaters' expectations as to the managing and marketing of coal combustion products, the production and marketing of building products, the sales to oil refineries of residue hydrocracking catalysts, the development, commercialization, and financing of new products and other strategic business opportunities and acquisitions, and other information about Headwaters which are not purely historical by nature, including those statements regarding Headwaters' future business plans, the operation of facilities, the availability of feedstocks, and the marketability of the coal combustion products, building products and catalysts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the Company's control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Headwaters undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing feedstock and energy prices; actions of competitors or regulators; technological developments; potential disruption of the Company's production facilities, transportation networks and information technology systems due to war, terrorism, malicious attack, civil accidents, political events, civil unrest or severe weather; potential environmental liability or product liability under existing or future laws and litigation; potential liability resulting from other pending or future litigation; changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and other periodic reports. In addition, such results could be affected by general domestic and international economic and political conditions and other unpredictable or unknown factors not discussed in this report which could have material adverse effects on forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

General Development of Business

        Headwaters Incorporated ("Headwaters"®) is a building products company operating in the light and heavy building materials sectors. Our vision is to improve lives through innovative advancements in construction materials. We sell building products such as manufactured architectural stone, siding accessory products, roof products and concrete block. We also market coal combustion products ("CCPs"), including fly ash which is primarily used as a partial replacement for portland cement in concrete.

        We conduct our business through the following three reporting segments: light building products, heavy construction materials and energy technology. We have limited involvement in the energy sector where we sell catalytic materials to certain refineries engaged in heavy oil upgrading. We sold our other energy related businesses, including the business of reclaiming waste coal, which is presented as a discontinued operation.

        Light Building Products.    This segment has established leading positions in several product categories in the light building products sector, and is currently our largest reporting segment based on revenue.

        We are a leading designer, manufacturer and marketer of siding accessories used in residential repair and remodeling and new residential construction applications. Our siding accessories include decorative window shutters, gable vents, mounting blocks, and window and door trim products. We also market functional shutters, specialty siding products and window wells. Our siding accessory sales are primarily driven by the residential repair and remodeling market and, to a lesser extent, by the new residential construction market.

        We are a leading producer of manufactured architectural stone. Eldorado Stone®, our largest stone brand by revenue, is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world. Our two additional brands are marketed at different price points in the manufactured architectural stone market, allowing us to compete across a broad spectrum of customer profiles. Our manufactured stone sales primarily are driven by new residential construction, but we also sell product in the repair and remodel and commercial construction markets.

        We have three product categories in specialty roofing. We manufacture and market resin-based roofing tiles through the InSpire® and Aledora® brands. In December 2013, we acquired an 80% equity interest in the business of a leading Florida manufacturer of concrete roof tiles sold under the Entegra® brand primarily in the Florida market. In May 2014, we acquired the assets of a leading U.S. manufacturer of stone-coated metal roofing materials. We market stone-coated metal roofing in the United States under the Gerard® and Allmet® brands.

        We believe we are the largest manufacturer of concrete block in the Texas market, offering a variety of concrete-based masonry products through regional branding and distribution. A large portion of our concrete block sales is generated in the Texas institutional construction market, but we also serve the commercial and new residential construction markets.

        Our light building products segment has a large customer base, including one-step and two-step wholesale distributors, retailers such as The Home Depot and lumber yards. We also sell certain products directly to contractors. As a result, sales are broadly diversified across the country geographically as well as by distribution channel. We believe we attract a large base of customers because we have a wide assortment of high quality products with strong brand recognition.

        Heavy Construction Materials.    We have a leading U.S. position in the marketing of fly ash in the heavy construction materials sector, and the marketing and management of fly ash is our second largest reporting segment based on revenue.

        We procure fly ash from coal-fueled electric generating utilities and supply it to our customers as a partial replacement for portland cement in the production of concrete. CCPs, such as fly ash and bottom ash, are the non-carbon components of coal that remain after coal is burned.

        Fly ash is most valuable when used as a mineral admixture to replace a portion of the portland cement used in concrete. Concrete made with fly ash has better performance characteristics than concrete made only from portland cement, including improved durability, decreased permeability and enhanced corrosion resistance. Further, concrete made with CCPs typically is easier to work with than concrete made only with portland cement, due in part to its better pumping and forming properties. Because fly ash can be substituted for a portion of the portland cement used in concrete and is generally less expensive per ton than portland cement, the total per cubic yard cost of concrete made with fly ash can be lower than the cost of concrete made exclusively with portland cement. According to a 2011 report sponsored by us from the American Road and Transportation Builders Association, the recycling of fly ash into concrete saves federal and state governments more than $5 billion annually in infrastructure costs, based on the initial price savings of fly ash relative to portland cement and the longer durability of concrete made with fly ash.

        In order to ensure a steady and reliable supply of CCPs, we enter into long-term, exclusive supply agreements with coal-fueled electric generating utilities. Our supply chain includes stand-alone CCP distribution terminals strategically located to provide customer access to CCPs, as well as direct customer service at plant sites. Our extensive distribution network allows us to transport CCPs significant distances to meet customer demand when supplies in local markets are unavailable.

        A substantial majority of our CCP revenue comes from sales to an extensive customer base that uses fly ash for the partial replacement for portland cement in concrete. These customers are primarily ready mix concrete producers, but also include paving contractors and other manufacturers of concrete products. Our customers typically operate in limited geographical areas because of the high cost of transporting concrete and concrete products, but we sell fly ash in multiple regions across the country utilizing our broad sources of supply and our efficient distribution system.

        In addition to our focus on long-term contracts with utilities and bolt-on acquisitions to increase supply of CCPs, we plan to grow our heavy construction materials business by increasing the percentage of fly ash used as a mineral admixture for the partial replacement of portland cement and expanding the use of CCPs through market recognition of the performance, economic and environmental benefits of CCPs. Based on Portland Cement Association and American Coal Ash Association data, we estimate that for calendar 2012, fly ash replaced approximately 17% of the portland cement that otherwise would have been used in concrete produced in the United States.

        Energy Technology.    We are involved in heavy oil upgrading processes through the sale of our HCAT® catalyst material. HCAT is a proprietary technology that uses a liquid catalyst precursor to facilitate hydrogen transfer within the most difficult to upgrade, bottom-of-the-barrel feedstocks, enabling refiners to increase conversion or throughput with less fouling. HCAT is recognized in the industry as a proven technology, based on continued operations for more than three years at our initial customer location.

        We formerly owned and operated 11 coal cleaning facilities capable of separating ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal and which can generate refined coal tax credits under Internal Revenue Code Section 45. In September 2011 we committed to a plan to sell all of our coal cleaning facilities. During 2012 we sold one facility, and in 2013, we sold the remaining ten facilities.

        Headwaters was incorporated in Delaware in 1995. Our stock trades under the New York Stock Exchange symbol "HW."

        As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Tapco International Corporation and its subsidiaries, Entegra Holdings, LLC and its subsidiaries, Gerard Roof Products, LLC and its subsidiary, Headwaters Construction Materials, Inc. and its subsidiaries, Eldorado Stone LLC, and its subsidiaries and affiliates (operating in our light building products segment); Headwaters Resources, Inc. and its subsidiaries (operating in our heavy construction materials segment); Headwaters Plant Services, Inc. (operating in our heavy construction materials segment); Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc. ("HTI," operating in our energy technology segment); and Headwaters Energy Services Corp. and its subsidiaries (formerly operating in our energy technology segment); unless the context otherwise requires. As used in this report, Headwaters Building Products or "HBP" refers to Tapco International Corporation and its subsidiaries, Entegra Holdings, LLC and its subsidiaries, Gerard Roof Products, LLC and its subsidiary and to Headwaters Construction Materials, Inc., together with its subsidiaries including "Eldorado", which refers to Eldorado Stone LLC and its subsidiaries and affiliates); "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HPS" refers to Headwaters Plant Services, Inc.; "HTI" refers to Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc.; and "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; unless the context otherwise requires.

 Light Building Products

  Principal Products and their Markets

        We have leading product groups in siding accessories, manufactured architectural stone, concrete block and specialty roofing. We manufacture and distribute nationally siding accessories (such as window shutters, gable vents, mounting blocks, trim, moulding, and simulated wood shake siding) and professional tools used in exterior residential remodeling and new residential construction. Our manufactured architectural stone has a national presence in commercial, residential and remodeling markets. We manufacture and sell concrete roof tiles in Florida and distribute nationally resin-based composite roof shingles and stone-coated metal roofing products. We also are a leading supplier of concrete blocks and specialty blocks in Texas. We believe our traditional building products and new product offerings position us for significant growth as residential remodeling and new residential construction activity continue to improve.

        Siding and Exterior Siding Accessories.    We are a leading designer, manufacturer and marketer of resin-based siding accessories and professional tools used in exterior residential home improvement and construction under multiple brands. These products, which are either injection-molded or extruded, enhance the appearance of homes and include decorative window shutters, gable vents, and mounting blocks for exterior fixtures, roof ventilation, trim board and moulding products, specialty siding products and window well systems. Professional tools include portable cutting and shaping tools used by contractors, on-site, to fabricate customized aluminum shapes that complement the installation of exterior siding.

        We market nationally our injection-molded building product accessories primarily to one-step distributors, and also market to big-box stores and manufactured housing. In addition, we market tools, functional shutters, specialty siding products, window wells, and cellular PVC trim board and moulding.

        These building products principally serve applicator needs for siding and siding accessories. Our injection-molded products are designed to enhance the exterior appearance of the home while delivering durability at a lower cost compared to similar aluminum, wood and slate products.

        Manufactured Architectural Stone.    Under the Eldorado Stone®, Dutch Quality Stone® and StoneCraft™ brands, we offer a wide variety of high-quality manufactured architectural stone products to meet a variety of design needs and price points. Our manufactured architectural stone siding incorporates several key features, including high aesthetic quality, ease of installation, durability, low maintenance, attractive cost relative to other siding materials and widespread availability in the marketplace. Our largest brand by revenue, the Eldorado Stone brand is designed and manufactured to be one of the most realistic manufactured architectural stone products in the world.

        Our manufactured architectural stone siding is a lightweight, adhered siding product recommended or used by national, regional and local architectural firms, real estate developers, contractors, builders and homeowners. Our stone products are used in construction projects ranging from large-scale residential housing developments and commercial projects to do-it-yourself home improvement jobs. In addition, our manufactured stone product lines are used in a variety of external and internal home applications such as walls, archways, fireplaces, patio kitchens, and landscaping. We continually introduce new products in order to improve our offering, such as outdoor fire bowls, fireplace surrounds, and thin-cut natural stone.

        We believe that our focus on product quality, breadth and innovation, combined with a geographically diversified manufacturing platform, provides us with significant marketing advantages over traditional materials such as natural stone, brick or stucco. Our stone group has implemented a home builder marketing effort, enabling national home builders to have ready access to bundled packages of the full line of Headwaters stone division products, including stone and brick veneer from Eldorado Stone®, Dutch Quality Stone® and StoneCraft™, as well as Eldorado fireplace surrounds, Eldorado outdoor signature kitchens and artisan fire bowls.

        Specialty Roofing Products.    We have three product categories in specialty roofing, including resin-based composite, concrete, and stone-coated metal roofing products. We manufacture and market resin-based roofing tiles through the InSpire® and Aledora® brands. In December 2013, we acquired an 80% equity interest in the business of a leading Florida manufacturer of high quality concrete roof tiles and accessories sold under the Entegra® brand primarily in the Florida market. Many Entegra one-step distribution customers are already customers of other Headwaters products. Entegra provides us with additional sales and distribution opportunities for building products in a large and growing state in the U.S. We believe that the centralized location of Entegra's manufacturing plant in Florida, the quality of its contractor and customer relationships, and the scope of its products and services provide a strong competitive advantage.

        In May 2014, we acquired the assets of a leading U.S. manufacturer of stone-coated metal roofing materials. We market stone-coated metal roofing in the United States under the Gerard® and Allmet® brands. With the durability of metal but the appearance of more traditional shingles or tiles, the stone-coated metal roofing product complements our resin-based composite and concrete-based specialty roofing products, broadening our products as well as our geographic footprint in the specialty roofing category. Our roofing product sales are heavily dependent on residential repairs, often necessitated by certain extreme weather events, such as strong winds or hail, and to a lesser extent on new residential construction.

        Concrete Block.    We are one of the largest manufacturers and sellers of concrete block in the Texas market, which is one of the largest markets for block products in the U.S. We offer a variety of concrete-based masonry products including standard grey block, split faced block, ground face block, polished block and textured block. Our product offerings allow us to meet a range of architectural specifications for concrete block and other products. We employ a regional branding and distribution strategy. A large portion of our concrete block sales are generated from institutional construction markets in Texas, including school construction.

  Manufacturing

        We conduct manufacturing, distribution and sales operations for resin-based siding accessories and ancillary products at four facilities. Manufacturing assets include approximately 100 injection molding presses, many of which are automated through robotics or conveyor systems which have reduced cycle times and have helped to reduce waste. Nonconforming output is reused as raw material, further minimizing waste.

        Our manufactured architectural stone brands are currently manufactured through a network of five plants. We continually focus on safety, quality and service while reducing the cost of the manufactured architectural stone.

        Our three specialty roofing products are produced in four manufacturing facilities. While resin and stone coated metal roofing products are distributed nationally from three locations, concrete tile is manufactured locally for the Florida market.

        We operate six modern concrete block manufacturing facilities. Our block operations are located to provide coverage of all the key metropolitan areas in Texas and Baton Rouge, Louisiana, and to lower transportation costs and gain efficiencies by concentrating the manufacturing of specific products in fewer facilities.

  Sales and Marketing

        Our resin-based siding products' sales and marketing organization supports one-step and two-step distribution and retail channels through an extensive sales network that includes approximately 100 independent sales representatives and a group of business development managers, regional sales managers and sales executives.

        Our manufactured architectural stone products sales force works directly with one-step and two-step masonry distributors as well as architects and contractors to provide information concerning the aesthetic, physical and installation attributes of our manufactured stone product. Specialty roofing products are marketed through a direct sales force and a network of independent sales representatives through one-step and two-step distribution.

        Our block sales personnel work directly with contractors and participate in the bidding process for large institutional and commercial projects. Often, the sales process starts with architects having our products specified on construction projects.

        Roofing products are primarily sold through one-step distributors, although we also supplement sales directly to roofing contractors in certain circumstances. In addition to our four manufacturing sites, we have three distribution centers to facilitate customer service.

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

        Resin-based roofing products are distributed in North America and Europe through one-step and two-step distribution. Stone-coated metal roofing is distributed in North America, Europe, Asia and Africa through one-step distribution, specialty roofing supply yards, and direct sales to roofing and home improvement contractors. Concrete roof tiles are distributed in Florida through one-step distribution, specialty roofing supply yards and direct sales to roofing contractors.

        We distribute our concrete block products directly to masonry and general contractors as well as through national and regional retail home centers.

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

  Sources of Available Raw Materials

        The primary raw materials purchased for resin-based siding and roofing products are polypropylene and PVC which are available for purchase from multiple suppliers. We also use comparatively small amounts of styrene. From time to time, prices for some of the raw materials used in production and assembly processes fluctuate significantly. Although we do not have any long-term contracts with suppliers and we purchase supplies on a purchase order basis, we occasionally make volume purchases of materials at fixed prices.

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

        The primary feedstocks for our stone-coated metal roofing products are rolled steel, stone chips and coatings. We do not purchase these materials under long term supply contracts, but benefit from long term supplier relationships. We have not suffered any shortages and believe that feedstock supplies will be adequate in the future. Our raw stone-coated metal roofing feedstock costs have risen gradually in recent years.

  Competition

        We have a leading market position in our legacy siding accessory products because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our strong market position suggests that future growth will come largely from improved demand for building products as the construction sector of the economy continues to strengthen, not from increasing market share in the siding accessories category. We believe that we have gained market share in our newer accessory products like specialty siding and trimboard. We have developed a recognized name in the manufactured architectural stone industry and a strong market share because of service, excellent authenticity and broad selection alternatives. Our architectural stone products use a multi-channel distribution network, but we face strong competition from other stone producers in the one-step channel and with products sold directly to contractors. Our specialty roofing products primarily compete against high-end roofing alternatives such as upper end asphalt, concrete, metal and other niche roofing products. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas and Louisiana, facing competition from other Texas and Louisiana block manufacturers.

        Our primary competition for resin-based siding products includes Ply Gem, Royal, and Alpha in the siding accessories market, Azek in the trimboard market, and CertainTeed in the specialty siding market. Notwithstanding our national position as a leading producer of manufactured architectural stone, we face significant competition from other national and regional producers of similar products, such as Boral Material Technologies Inc. and Coronado Stone Products. Our specialty roofing products also compete against national and regional manufacturers of similar products, such as Boral, Davinci, Decra, Owens Corning, GAF, Hanson, Eagle and Metro, as well as other types of roofing materials. With respect to concrete masonry units, national and regional competition includes Featherlite, IPC Building Products, Pavestone, Revels Block & Brick and Jewell Concrete Products. Many of our competitors have significant financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily than we can.

Heavy Construction Materials—Coal Combustion Products

        We are the nation's largest manager and marketer of CCPs, including fly ash, a mineral admixture that may be used as a partial replacement for portland cement in concrete. In order to ensure our supply of CCPs, we have formed numerous long-term exclusive supply and service agreements with coal-fueled electric generating utilities throughout the United States and maintain stand-alone CCP distribution terminals across North America, as well as plant-site supply facilities. With our extensive distribution network, we can transport CCPs significant distances to states that have limited coal-fueled electric utilities producing CCPs yet historically have been high volume CCP markets.

        In 2014 we completed two tuck-in acquisitions for our CCP business. In February 2014, we acquired the assets of a business strategically located to supply and market CCPs to the Northeast region of the United States. In July 2014, we acquired the assets of a Louisiana business to increase our supply of fluidized bed ash and improved access to specialty markets in the Gulf Coast region of the United States.

  Principal Products and their Markets

        CCPs consist of several major classifications of inorganic residuals collected after coal is consumed in coal-fired power plants. Whereas a significant amount of CCPs are disposed by utilities without being used beneficially, when properly managed CCPs can be valuable products. We sell the most valuable CCP, fly ash, for the partial replacement for portland cement in a wide variety of concrete applications, including infrastructure, commercial, and residential construction. We believe we are currently the largest manager and marketer of CCPs in the United States, delivering fly ash to ready mix customers in most regions of the United States. We have a number of long-term, exclusive management contracts with coal-fueled utilities throughout the United States and provide CCP management services at plant-site locations.

        Utilities produce CCPs year-round. In comparison, sales of CCPs are impacted by seasonality, following construction market demands, peaking in the summer months and declining in the winter. If CCPs are not used in the winter months, they must be disposed of or stored in terminals.

        CCPs are produced at power plant sites and must be transported to the point of consumption, including thousands of ready mix locations across the country. Due to transportation costs, the CCP market is generally regional. Product transportation to areas that have few coal-fueled electric utilities producing high quality CCPs adds significantly to the cost, but creates a competitive advantage for us due to our robust distribution system.

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

        The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental effects. Fly ash improves both the chemical and physical performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces greenhouse gas emissions. According to the U.S. Environmental Protection Agency ("EPA"), one ton of fly ash used as a mineral admixture in the partial replacement of portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by a number of federal agencies, including the U.S. Department of Energy, the U.S. Department of Transportation, and the EPA. Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. See "Business—Regulation" and "Risk Factors" for a description of regulatory actions that may affect the supply, management, and disposition of CCPs.

        Higher-quality fly ash and other high-caliber CCPs possess greater value than low quality CCPs because of their diverse, higher-margin commercial uses. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boilers maintained by the utilities. We assist our utility clients in their efforts to improve the production of high-value CCPs at their facilities. Our quality control system ensures customers receive their specified quality of CCPs while our relationships with utilities, transportation equipment and terminal facilities provide stable and reliable supply. Recently, we implemented our proprietary technology addressing one of the more prominent reasons for poor ash quality, i.e., high levels of native or activated carbon in the ash. In many cases, poor quality ash treated with our additive results in ash that meets specifications for the replacement of portland cement.

  Sales and Marketing

        Expansion of Market Awareness of CCPs' Benefits.    Customer demands for quality and reliability drive our CCP marketing and sales program. Our marketing efforts emphasize lower cost than portland cement and availability, as well as performance and environmental benefits of CCP usage. We participate in a variety of marketing activities to increase fly ash sales, including professional outreach, technical publications, relationships with industry organizations, and involvement in legislative and regulatory initiatives planned to lead to greater use of CCPs.

        New Technologies for CCP Utilization.    Our research and development activities focus on expanding the use of CCPs and decreasing landfill disposal. For example, although generally unsuitable for use in traditional concrete applications, we developed and offer for sale two products that utilize the type of fly ash generated at fluidized bed combustion ("FBC") power plants. Stabil-Mix®, a mixture of fly ash and lime used for roadbed stabilization, may be custom blended for optimum results in varying soil conditions. Pozzalime takes advantage of the lower SO3 and free lime content of some sources of FBC ash to create a product suited for use as a partial cement replacement in the manufacture of concrete masonry units.

        Technologies to Improve Fly Ash Quality.    We have also developed technologies that maintain and improve the quality of CCPs, further enhancing their marketability. Today, many utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to meet increasingly stringent emissions control regulations. While these factors may negatively affect fly ash quality, we are addressing these challenges with the development and commercialization of two technologies—RestoreAir™, which treats unburned carbon and activated carbon in fly ash to minimize carbon's adverse effects on concrete's freeze-thaw characteristics. We have also introduced technology that mitigates the impact of ammonia contaminants in fly ash.

  Major Customers

        Most of our heavy construction materials customers purchase CCPs for beneficial use. A substantial majority of our CCP revenue comes from sales to customers who use fly ash as a mineral admixture for the partial replacement of portland cement in concrete. These customers are primarily ready mix concrete producers, but also include paving contractors and manufacturers of concrete products. CCPs are also used by some customers for soil stabilization, road base and other applications. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell CCPs in most regions of country by utilizing our extensive distribution system. No customer represents more than 10% of our heavy construction materials segment revenue.

  Sources of Available Raw Materials

        Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates that in 2012 coal was used to produce approximately 37% of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, in 2012 about 52 million tons of the approximately 110 million tons of U.S. CCPs generated were efficiently utilized. As long as a significant amount of electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act ("RCRA") and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply of CCPs. Increasingly strict requirements make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants. While the current level of reduced use of coal in power generation has not materially impacted our fly ash supply, significant diminished use of coal in the future could reduce our supply of CCP raw materials. (See "Business—Regulation" and "Risk Factors.")

  Competition

        Marketing CCPs, and particularly fly ash, competes vigorously with portland cement in the production of concrete. Based on Portland Cement Association and American Coal Ash Association data, we estimate that for calendar 2012, fly ash replaced approximately 17% of the portland cement that otherwise would have been used in concrete produced in the United States. There is also competition among fly ash suppliers. Our nationwide CCP distribution system not enjoyed by our competition allows us to effectively compete for long-term exclusive supply contracts with utilities. Our CCP business has a presence in every region in the United States but, because the market for cementitious materials is fragmented and because the costs of transportation are high relative to sales prices, most of the competition is regional. There are many local, regional and national companies that compete for market share with portland cement or similar CCP products and with numerous other substitute products. Although we have a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a specified notice. Our major competitors include Lafarge North America Inc., Eagle Materials, Boral Material Technologies Inc. and Cemex. Many of our competitors have greater financial, management and other resources and may be able to take advantage of potential acquisitions and other opportunities more readily than we can.

Energy Technology

        In our energy technology segment, we are focused on increasing the value of low value oil through a technology that improves conversion of petroleum refinery vacuum residuals into higher-value products.

  Business Opportunities

        We continue to develop for commercialization the following businesses and technologies:

        Heavy Oil Upgrading Technology.    We own patents and know-how related to the HCAT® Technology. HCAT is a unique heavy oil upgrading technology for the addition of hydrogen to heavy residual oils such as petroleum vacuum residue (so-called "bottom of the barrel") and tar sand bitumen which may result in lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to more efficiently convert heavy oils, including the asphaltenic components, into more valuable products, such as diesel fuel. We now supply our catalyst precursor to the heavy oil upgrading units at two refineries. We will continue to develop the long sale cycle opportunities for HCAT with additional refineries through the efforts of our own small group of sales executives and through marketing cooperation with established industry participants.

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

  Competition

        Our heavy oil upgrading business experiences competition from many of the world's major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities that could result in a competitive slurry catalyst system. For example, Chevron has recently begun marketing a catalyst system that could be competitive with HCAT®. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Segments and Major Customers

        We operate in three business segments, light building products, heavy construction materials and energy technology. Additional information about segments is presented in Note 3 to the consolidated financial statements included herein. No customer accounted for more than 10% of total revenue from 2012 through 2014.

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

Intellectual Property

        As of September 30, 2014, we had approximately 265 U.S. and foreign counterpart patents and approximately 72 U.S. and foreign counterpart patents pending. Additionally, we have approximately

255 U.S. and foreign trademarks and approximately 96 U.S. and foreign trademark applications pending. The following table lists the number of patents and trademarks, U.S. and foreign, by segment:

	Patents		Trademarks
	Issued	Pending	Issued	Pending
Light Building Products	112	10	212	92
Heavy Construction Materials	24	1	16	3
Energy Technology and Corporate	129	61	27	1

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

Regulation

        Environmental.    Our operations and those of our suppliers and customers involved in coal-based energy generation, primarily utilities, are subject to federal, state and local environmental regulations. Our coal-based operations and those of our customers, including our sold coal cleaning operations, are subject to regulations that impose limits on the discharge of air and water pollutants and establish standards for the treatment, storage and disposal of solid and hazardous waste materials and the reclamation of land. Compliance with the applicable regulations adds to the cost of doing business and may expose us to potential fines for non-compliance or may require us to spend money to investigate or remediate contaminated facilities or reclaim disturbed land. Moreover, in order to establish and operate power plants, our operations to collect and transport CCPs and our former coal cleaning facilities, we and our customers have obtained various federal, state and local permits and must comply with processes and procedures that have been approved by regulatory authorities. Compliance with permits, regulations and approved processes and procedures helps protect the environment and is critical to our business. Any failure to comply could result in the issuance of substantial fines and penalties and may cause us to incur environmental or reclamation liabilities or subject us to third party claims.

        We believe that all required permits to construct and operate facilities have been or will be obtained and believe all of our current and former facilities are in substantial compliance with, and our former facilities during our period of ownership or operations were in substantial compliance with, all applicable environmental laws and regulations governing our operations.

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

        Our heavy construction materials business is dependent upon managing CCPs acquired from our suppliers, typically coal-burning power plants. Coal-burning power plants and the coal industry generally are highly regulated under federal and state law. Environmental regulation affecting this industry is ever-evolving, including the following:

  •
  The federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. Regulation by the U.S. Environmental Protection Agency ("EPA") and corresponding state laws and regulations, limit the emission of air pollutants such as SOx, NOx and particulate matter ("PM"). In January 2013, the EPA finalized a more stringent ambient air quality standard for fine PM and has since also proposed more stringent standards for ozone. The new ozone standards are expected to be finalized by the end of this year. The EPA is also expected to propose new NOx ambient air quality standards in early 2016. To meet emissions limits, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down a plant. In addition, in July 2011, the EPA adopted the Cross-State Air Pollution Rule ("CSAPR"), a cap-and-trade type program requiring utilities to make substantial reductions in SOx and NOx emissions that contribute to ozone and fine particulate matter pollution in order to reduce the interstate transport of such pollution. CSAPR was challenged by industry and vacated by the D.C. Circuit in August 2012. The Supreme Court decided the case in April 2014, reversing the D.C. Circuit's decision. The D.C. Circuit has since lifted its stay on CSAPR, allowing EPA to move forward with the rule's projected implementation next year. Several challenges to the rule are still pending with oral argument scheduled in the D.C. Circuit for March 2015. These emission control requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

  •
  Some states have adopted legislation and regulatory programs to reduce greenhouse gas ("GHG") emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions using existing Clean Air Act authorities, including setting GHG emission thresholds for determining when new and existing power plants must obtain certain construction or operating permits. The Supreme Court ruled on a challenge to the EPA's actions in June 2014, upholding the EPA's ability to regulate GHG emissions from sources already required to have these permits for conventional pollutants but finding that GHGs alone could not trigger the challenged permitting requirements. In addition, the EPA is crafting New Source Performance Standards for GHG emissions from new and existing fossil-fuel fired electric power plants. In January 2014, the EPA proposed new carbon dioxide performance standards for new electric generating units, relying in part on the implementation of carbon capture and storage. Six months later, the EPA released proposed carbon pollution emission guidelines for existing power plants. The EPA's proposed Clean Power Plan would establish state-specific, rate-based goals for carbon emissions from the power sector. Final rules for new and existing sources are expected in January and June of 2015, respectively.

  •
  The EPA is addressing water quality impacts from coal-burning power plants and coal mining operations. In 2011, the EPA issued new guidance that recommended strict new discharge limits in Clean Water Act permits for mountaintop removal and surface mining and established "enhanced coordination procedures" for permits issued by the U.S. Army Corps of Engineers. The EPA also entered into a consent decree with environmental organizations in 2012, setting a timeline for review of effluent limitations for steam electric power generating facilities. In June 2013, the EPA issued proposed effluent limitation guidelines, which would require these utilities to meet specific discharge requirements. The consent decree deadline for final action has since been extended to September 2015. More stringent regulation of coal-burning power plants and coal mining operations could increase the cost for utilities and thus indirectly impact the availability and cost of fly ash for HRI's CCP activities.

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements such as those described above generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in recent years, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The potential negative impact on job prospects in the utility and mining industries has prompted considerable concern in Congress, leading to calls to restrict the EPA's regulatory authority. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future. For example, the Energy Information Administration's Annual Energy Outlook for 2014 indicates that coal will continue to be the predominant fuel used for the production of electricity through 2035.

        HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. Currently, fly ash is not regulated as "hazardous waste" under Subtitle C of RCRA. However, in June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. However, the EPA has received comments on refining the definition of beneficial use subject to the exception, which could result in the narrowing of the scope of exempt uses in the final rule to certain encapsulated uses. Both rule options are controversial and the EPA has delayed its rulemaking to request and consider additional data. In June 2013, in a separate rulemaking on effluent limitation guidelines for steam electric power generating facilities, EPA suggested that new information developed in the effluent limitation guidelines rulemaking could provide strong support for regulating CCPs under Subtitle D. However, EPA has not yet made a final decision. Meanwhile, environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA failed to timely take action on regulations applicable to the disposal of coal ash. In May 2014, the United States District Court for the District of Columbia issued a consent decree ordering the EPA to take final action by December 19, 2014 regarding EPA's proposed revision of RCRA Subtitle D regulations for CCPs. In October 2014, EPA submitted its proposed rule to the White House Office of Management and Budget. It is not yet known whether the final rule will regulate fly ash under RCRA Subtitle C or D.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Several bills were introduced in Congress in 2012 attempting to block EPA from regulating coal ash as a hazardous waste under RCRA Subtitle D, but were unsuccessful. In July 2013, the U.S. House of Representatives passed H.R. 2218, the "Coal Residuals Reuse and Management Act of 2013", which would authorize states to implement and enforce CCP permit programs meeting minimum federal standards, allow EPA to implement and enforce a CCP permit program only where a state does not do so, and prohibit EPA from finalizing its June 2010 proposed CCP rule. As of the date of this report, no legislation has gathered sufficient support to pass both houses of Congress and there is no significant current Congressional legislative activity regarding the use or disposal of CCPs. Some states have undertaken their own review of CCP regulations. Whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

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

        HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements, as well as RCRA regulations. In June 2013, the EPA issued a proposed rule for Clean Water Act effluent limitation guidelines for steam electric power generating facilities which requires discharges from waste streams and surface impoundments to meet certain limits. EPA is required by a consent decree filed in the D.C. district court to take final action on this proposed rule by September 2015. If adopted, this rule would phase in between 2017 and 2022, and would require project owners and HRI to implement pollution control measures to reduce discharges. The EPA has also finalized new regulations to minimize adverse environmental impacts from cooling water intake structures, which apply to existing electric generating and manufacturing plants. The rule has been challenged by both environmental and industry groups with petitions pending in multiple Circuit Courts.

        At HTI, we have worked at the molecular level in the use of nanocatalysts. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act ("TSCA") and has since issued direct final significant new use rulings for 5 other carbon nanomaterials. These significant new use rulings require persons intending to manufacture, import, or process one of the covered materials to notify the EPA at least 90 days before commencing that activity and also place certain restrictions on their use and manufacture. In October 2014, the EPA submitted a new rule for the gathering of data on nanomaterials to the White House Office of Management & Budget ("OMB"). Prior information collection rules have been stalled at OMB since 2010, in part due to the difficult question of how to define nanomaterials as a class. The new rule is expected to be available for public comment in early 2015. While these developments demonstrate increasing interest in this area, at this time it is not certain what further nanotechnology regulations may be adopted and how they may affect our business.

Employees

        As of September 30, 2014, we employed approximately 2,665 full-time employees, including approximately 54 who work under collective bargaining agreements.

        The following table lists the approximate number of employees by business segment as of September 30, 2012, 2013, and 2014:

	2012	2013	2014
Light Building Products	1,395	1,400	1,670
Heavy Construction Materials	980	875	920
Discontinued Operations	70	0	0
Energy Technology	35	35	35
Corporate	40	45	40

Total	2,520	2,355	2,665

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The building products industry is experiencing slow growth and recent improvements in some of our end markets may not continue. Because the markets for our light building products and to a lesser extent, our heavy construction materials business, are dependent on residential construction and remodeling, our revenues could flatten or decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry and severe weather.

        Our residential light building products business and to a lesser extent, our heavy construction materials business, rely upon the home repair and remodeling markets as well as new construction. Between 2007 and 2011, there was a severe slowing of new housing and remodeling and we experienced a significant slowdown in sales activity during these years. Although residential construction and remodeling activity has somewhat improved in recent years in certain regions of the United States, the homebuilding industry continues to experience activity near historically low levels. Modest consumer confidence, unsteady employment growth, limits on credit availability, rising building costs and other factors may adversely affect new construction or remodeling, resulting in continued slow improvement or a slowdown in new construction and repair and remodeling activities.

        We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2007 through 2011. In 2007-2009, we recorded significant goodwill impairments associated with our light building products business. While some increased market activity has occurred in 2012 through 2014, we can provide no assurances that the building products market will further improve in the near future. Downturns in the United States home improvement and remodeling and the new construction end markets or in specific regions of the United States economy where we have significant sales could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

        The construction markets are seasonal and generally dependent on temperate weather conditions. The majority of our light building products sales and a portion of our heavy construction materials sales are in the residential construction market, which tends to slow down in the winter months. If there are severe weather events such as hurricanes or flooding, or other events outside of our control, construction activities will slow and there may be a negative effect on our revenues. For the winter months of late 2014 and early 2015, our decreased seasonal revenues from our light building products and heavy construction materials businesses may result in negative cash flow.

Tight credit markets could negatively affect our business, results of operations, and financial condition. Construction lending has increased only modestly since its low in early 2013, which continues to adversely affect liquidity for builders, home purchasers and remodelers in 2014 and 2015.

        The financial crisis of the banking system and financial markets beginning in 2008 and the going concern threats to banks, governments, and other financial institutions resulted in tight credit markets, including home construction lending, mortgages and home equity loans. Low liquidity for builders, homebuyers and remodelers or a tightening of construction or mortgage lending requirements could adversely affect the availability of capital for purchasers of our products and thereby reduce our sales.

        There could be a number of follow-on effects on our business from limited credit and low liquidity of builders, prospective homebuyers or remodelers, including reduced ability to purchase our building products. These and other similar factors could:

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

        Part of our light building products revenues has come from sales in new product categories. New products require innovation, research, capital for development, manufacturing, and acquisition activities. If we are unable to sustain new product sales growth, whether for lack of new product development, access to adequate capital or for other reasons, sales will follow any future general industry slowdown in new residential construction and remodeling activity, which will negatively affect our revenue and growth.

Demand for our building products may decrease because of changes in customer preferences or because competing products gain price advantages. If demand for our products declines, our revenues will decrease.

        Our building products are subject to reductions in customer demand for reasons such as changes in preferred home sizes, materials and styles. Many of our resin-based siding accessory products are complementary to an owner's choice of vinyl as a siding material. If sales of vinyl siding decrease, sale of our accessories will also decrease. Similarly, sales of our manufactured architectural stone products are dependent on the continuing popularity of stone finishes.

        Demand for our building products can also decline if competing products become relatively less expensive. For example, if costs of petroleum-based resins that are used to make vinyl siding and accessories increase faster than the costs of stucco, then stucco products, which we do not sell, will become more attractive from a price standpoint, and our vinyl siding and accessory sales may decrease. Similarly, manufactured architectural stone and specialty roofing materials could lose price competitiveness compared to other finishes. If demand for our building products declines because of changes in the popularity or price advantages of our products, our revenues will be adversely affected.

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

        Our manufactured architectural stone, concrete block and roof products manufacturing processes require key production materials including cement, sand, manmade, natural, lightweight and other aggregates, oxides, rolled steel, packaging materials, and certain types of rubber-based products. The suppliers of these materials may experience shortages and capacity or supply constraints in meeting market demand that limit our ability to obtain needed production materials on a timely basis or at expected prices. We do not have long-term contracts with such suppliers. We do not currently maintain large inventories of production materials and alternative sources meeting our requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. Additionally, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply our customers with manufactured stone, block and roof products could adversely impact our revenues and our relationships with our customers.

        Certain of our resin-based siding, accessory, trim, roof and other products are manufactured from polypropylene and PVC, a large portion of which material is sold to us by single suppliers. The prices of polypropylene and PVC are primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market prices of polypropylene and PVC have fluctuated, with steady price increases in 2014. A significant increase in the price of polypropylene or PVC that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. We do not have long-term contracts with our polypropylene or PVC suppliers. We do not maintain large inventories of polypropylene or PVC and alternative sources could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if our supply of polypropylene or PVC were interrupted for any reason. Such an interruption and the resulting inability to supply our customers with resin-based products could adversely impact our revenues and potentially our relationships with our customers.

Interruption of our ability to manufacture and timely ship product orders could harm our reputation and result in lost revenues if customers turn to other sources for products.

        We produce most of our building products in a small number of key manufacturing plants primarily located in the United States and Mexico. Our manufacturing plants or our systems that track customer orders and production could be disrupted because of natural or manmade disasters, accidents, political unrest, terrorism, crime or other problems. Our building products business is dependent upon rapid shipments to contractors and distributors of individual orders, a large portion of which orders are manufactured upon demand to meet customer specifications. If there is significant interruption of our order fulfillment for any reason, we are at risk of harming our reputation for speed and reliability with customers and losing short-term and long-term revenues if customers turn to alternative building product sources.

Our construction materials business is dependent upon governmental infrastructure spending.

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

        Federal and state budget deficits may continue to limit the funding available for infrastructure spending. The availability of credit affects the ability of states and other governmental entities such as cities and school districts to issue bonds to finance construction projects. In addition, infrastructure spending continues to be adversely affected by regions where sluggish economies persist, which leads to lower tax revenues and state government budget deficits. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts appropriated by the legislatures. Delays in state infrastructure spending can hurt our business. Further, rising construction and material prices constrain infrastructure construction budgets.

If HRI's coal-fueled electric utility industry suppliers fail to provide HRI with high-value CCPs due to environmental regulations or otherwise, HRI's costs could increase and supply could fail to meet customer needs, potentially negatively impacting our profitability or hindering growth.

        HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems, such as planned and unplanned outages, in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers' needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations and the relatively low cost of natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash, the key product in our heavy construction materials business. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if closure of coal-powered plants continue, we may be adversely affected in the future.

        Environmental regulation affecting the coal industry is ever-evolving, and federal and state regulation in recent years has imposed more stringent requirements regarding emission of air pollutants and other toxic chemicals, reduction of greenhouse gas emissions and water quality impacts from coal mining operations. See "Business—Regulation." To meet emissions levels, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down plant units. Adoption of more stringent regulations governing coal combustion, water discharges and air emissions, or coal mining would likely have an adverse effect on the cost, quality, beneficial use and sales of CCPs. Faced with the prospect of more stringent regulations, litigation by environmental groups, and the relatively low cost of natural gas, an increasing number of electric utilities are reducing their portfolio of coal powered energy facilities. If HRI is unable to obtain CCPs or experiences a delay in the delivery of high-value or quality CCPs, HRI will have a reduced supply of CCPs to sell or may be forced to incur significant unanticipated expenses to secure alternative sources or to otherwise maintain supply to customers. Moreover, revenues could be adversely affected if CCP sales volumes cannot be maintained or if customers choose to find alternatives to HRI's products.

The EPA has proposed two alternative rules under RCRA to regulate CCPs to address environmental risks from the disposal of CCPs. Either option is likely to have an adverse effect on the cost of managing and disposing of CCPs. The hazardous waste alternative is likely to have an adverse effect on beneficial use and sales of CCPs and HRI's relationship with utilities.

        In June 2010 the U.S. Environmental Protection Agency ("EPA") proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would classify CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of the Resource Conservation and Recovery Act ("RCRA"). The second proposed option would instead regulate CCPs as non-hazardous waste under Subtitle D of RCRA, with states retaining the lead authority on regulating their handling, storage and disposal. Under both options, the current exemption from hazardous waste regulation for CCPs that are recycled for beneficial uses would remain in effect. In June 2013, in a separate rulemaking on effluent limitation guidelines for steam electric power generating facilities, EPA suggested that new information developed in the effluent limitation guidelines rulemaking could provide strong support for regulating CCPs under Subtitle D. Environmental groups, members of industry (including HRI) and other parties filed suit against the EPA alleging that the EPA failed to timely take action on regulations applicable to the disposal of coal ash. Pursuant to a consent decree entered in May 2014 by the United States District Court for the District of Columbia, it is expected that in December 2014 the EPA will publish notice taking final action regarding its proposed revision of RCRA subtitle D regulations pertaining to CCPs.

        Even though both EPA options continue to exempt beneficial uses of CCPs from hazardous waste rules, users of fly ash and other CCPs are likely to attach a stigma to material that is identified as "hazardous waste" and may seek alternative products. Several bills have been introduced in Congress regarding the regulation of coal ash, including a proposal to give states more direct responsibility for CCP regulation, but to date none of the bills have successfully passed both chambers. Whether regulated by EPA or expanded state programs, the complexity and cost of managing and disposing of CCPs could increase.

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

        HRI has managed numerous large scale CCP disposal projects, primarily for coal fueled utilities and power producers. In addition, CCPs have beneficial use for road base, soil stabilization, and as large scale fill in contact with the ground. If the EPA decides to regulate CCPs as hazardous waste, HRI, together with CCP generators, could be subject to very expensive environmental cleanup, personal injury and other possible claims and liabilities.

HRI primarily sells fly ash for use in concrete; if use of fly ash does not increase, HRI may not grow.

        HRI's revenues primarily are derived from the sale of fly ash as a mineral admixture used as a partial replacement for portland cement in concrete products. HRI's growth has been and continues to be dependent upon the increased use of fly ash in the production of concrete. HRI's marketing initiatives emphasize the environmental, cost and performance advantages of partially replacing portland cement with fly ash in the production of concrete. The markets for HRI's products are regional, in part because of the costs of transporting CCPs, and HRI's business is affected by the availability and cost of competing products in the specific regions where it conducts business. If portland cement or competing replacement products are available at lower prices than fly ash, our sales of fly ash as a replacement for portland cement in concrete products could suffer, and HRI may not be able to grow or may experience a decline in revenue.

        Further, utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to decrease costs and to meet increasingly stringent emissions control regulations. All of these factors can have a negative effect on fly ash quantity and quality, including an increase in the amount of unburned carbon in fly ash and the presence of ammonia slip. We are attempting to address these challenges with the development and/or commercialization of two technologies: RestoreAir™, which pre-treats unburned carbon particles and activated carbon in fly ash in order to minimize the particles' adverse effects, and ammonia slip mitigation, which counteracts the impact of ammonia contaminants in fly ash. Decreased quantity and quality of fly ash may impede the use of fly ash in the production of concrete, which would adversely affect HRI's revenue.

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

        HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI's revenue, together with the seasonal impact on HBP revenues may result in negative cash flows for the winter months of late 2014 and early 2015.

HES remains contingently responsible for certain covenants to the purchasers and for third-party liabilities transferred to the purchasers of our coal cleaning business.

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

  •
  Producing a fuel from coal that is lower in nitrogen oxide ("NOx") and either sulfur oxide ("SOx") or mercury emissions by the specified amount as compared to the emissions of the feedstock;

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

        We have recorded and carried forward Section 45 refined coal tax credit benefits totaling approximately $22.8 million through September 30, 2014. The IRS has completed audits of Headwaters concerning its Section 45 tax credits for 2007 through 2009. There are multiple bases upon which the IRS may challenge our tax credits in future open tax years, including whether the facilities formerly owned by us were placed in service for the purpose of producing refined coal, whether the facilities used waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits earned while we owned the coal cleaning facilities, our future profitability will be materially adversely affected.

        We are subject to audit by the IRS for 2011 and succeeding years. In addition, we are subject to state tax authority audits with respect to state taxes. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations and unique facts. In prior audit cycles, the IRS has investigated our federal tax positions on a number of issues, including coal cleaning capital asset depreciation. The audit of our federal and state tax returns could have a large effect on the taxes we might ultimately owe. If our estimates of tax liabilities prove to be less than the ultimate tax assessments by the IRS or state authorities, we could owe significantly more tax than is expected, resulting in additional tax expense, adversely affecting our future profitability and liquidity.

Our information technology consolidation and continuous improvement initiatives may not result in the intended benefits and could harm our business.

        We strive to continuously take steps to restructure and achieve improvements in our business, including reorganization and reduction of some management and other employees, and changes in manufacturing, marketing, distribution, pricing and sales of products. In addition, we are in the process of consolidating our accounting, product order and fulfillment, and other information technology platforms. We may not realize the expected improvements to our business if we have made erroneous assumptions about our ability to successfully implement these changes, the demand for our products, and our ability to service that demand. If we are not successful, our information technology consolidation and restructuring efforts may be detrimental to our financial reporting, controls, service to customers and revenues which would have a material adverse effect on our business.

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

        During 2013-2014 we acquired several businesses, and if we do not successfully integrate newly acquired businesses with our existing businesses, we may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of acquired businesses and our existing businesses. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities, incurrence of potentially significant write-offs, and various employee issues, such as issues related to human resource benefit plans, and an increase in employment and discrimination claims and claims for workers' compensation. Each business acquisition also requires us to expand our operational and financial systems, which increases the complexity of our information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective.

Our new products and technologies may not be successfully developed, operated and marketed, which could affect our future profitability.

        Although we have developed or acquired new products and technologies, and plan to continue to do so, successful commercialization of these products and technologies and their associated businesses in many cases are in early stages. Commercial success will depend on our ability to fully develop the products and technologies and their businesses, including generating demand from customers. We may not be able to profitably operate our new businesses or market our products or technologies produced from them. For example, the sale of our heavy oil upgrading products is dependent on refineries operating under conditions suitable to the performance of our catalyst precursor products, which conditions may not be available.

Our growth requires continued investment of capital. If we cannot invest additional capital into new and existing businesses, we may not be able to sustain or increase our growth.

        Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of new products and technologies has required and will require significant financial commitments. Our utility services business will require financial commitments such as performance bonds in order to grow and we have limited bonding capacity. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for 2015 will be approximately $40 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer. Many of our competitors, including large businesses in the light building products, CCP management and heavy oil upgrading industries, have greater financial strength than us and may be able to enter our markets, make acquisitions and take advantage of other potential growth opportunities before we can.

We could face additional potential liability claims relating to our products.

        We face an inherent business risk of exposure to product liability claims, including class actions, in the event that the use of any of our products results in personal injury or property damage. For example, in recent years we have faced an increase in personal injury, property damage, and environmental cleanup claims related to coal combustion products. In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for years. We often do not control the use or installation of our products. Improper use or installation can result in claims of defective products against our businesses. Product liability claims can be difficult and expensive to defend. Our insurance does not cover all liability claims relating to our products. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Insurance for product liability claims could become much more expensive or more difficult to obtain or might not be available at all. Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline or increase our costs.

Significant increases in energy and transportation costs that cannot be passed on to customers could have a significant adverse effect on operating income.

        We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In recent years, fuel and other cost increases have increased truck and rail carrier transportation costs for our products. At times, severe weather, including flooding, has reduced or eliminated access to roads and railways leaving us with more expensive transportation alternatives. Transportation cost increases have in the past and may in the future adversely affect the results of our operations and our financial condition. Transportation prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

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

        Some of our research and development activities involve coal, oil, chemicals and energy technologies, including liquefaction of coal. As a result, petroleum and other regulated materials have been and are present in and on our properties. Regulatory noncompliance or accidental discharges, fires, or explosions, in spite of safeguards, could create environmental or safety liabilities. Therefore, our operations entail risk of environmental damage and injury to people, and we could incur liabilities in the future arising from the discharge of pollutants into the environment, waste disposal practices, or accidents, as well as changes in enforcement policies or newly discovered conditions.

We are involved in litigation and claims for which we incur significant costs and are exposed to significant liability.

        We are a party to some significant legal proceedings and are subject to potential claims regarding operation of our business. These proceedings will require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources and costs in pursuing resolution, and adverse resolution of these proceedings could result in our payment of damages, materially adversely affect our income and reserves and damage our reputation. See "Business—Litigation."

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

If our internal controls over financial reporting are not adequate, our business and reputation could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation.

        Maintaining effective internal controls is necessary for us to produce reliable financial reports and is important in helping to prevent fraud and otherwise protect our business. Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, our ability to rely on reported operating results to manage and protect our business could be harmed and we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our reports in our relevant filings with the SEC. The growth and diversification of our business through acquisitions complicates the process of developing, documenting, maintaining and testing internal controls. Failure to remediate deficiencies in existing controls or to implement required new or improved controls could harm our business or cause us to fail to meet our reporting obligations. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported.

Information technology vulnerabilities and cyberattacks on our networks could have a material adverse impact on our business and results of operations.

        We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including in certain instances customer and supplier business and personal information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and suppliers, because security breaches could result in reduced or lost ability to carry on our business and loss of and unauthorized access to confidential information. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impact. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target so that we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our IT systems and security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier, and other third party liabilities.

Unauthorized use of or infringement claims regarding our proprietary intellectual property could adversely affect our ability to conduct our business.

        We rely primarily on a combination of trade secrets, patents, copyright and trademark laws and confidentiality procedures to protect our intellectual property. Despite these precautions, unauthorized third parties may misappropriate, infringe upon, copy or reverse engineer portions of our technology or products. Identification of unauthorized users of our intellectual property can be very difficult and enforcement and defense of rights can be costly. Manufactured architectural stone competitors, heavy oil upgrading competitors and other competitors operate in foreign countries where we may not detect unauthorized use of our intellectual property or where enforcement may be difficult. We do not know if current or future patent applications will be issued with the scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated. Our business could be harmed if we infringe upon the intellectual property rights of others. We have been, and may be in the future, notified that we may be infringing intellectual property rights possessed by third parties. If any such claims are asserted against us, we may seek to enter into royalty or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms, precluding our use of the applicable technology. Alternatively, we may decide to litigate such claims or attempt to design around the patented technology. In addition, patents may expire before they are a commercial success. To date, while no single patent or trademark is material to our business, except in HTI's heavy oil upgrading business which relies upon a limited number of material patents, and the issues described in this paragraph have not resulted in significant cost or had an adverse impact on our business, future actions could be costly and would divert the efforts and attention of our management and technical personnel.

We are conducting business in foreign countries where intellectual property and other laws, as well as business conditions, may leave our intellectual property, products and technologies vulnerable to duplication by competitors and create uncertainties as to our legal rights against such competitors' actions.

        We have and expect to continue to use, license or otherwise make our products and technologies, available to persons and entities in foreign countries. There is a risk that foreign intellectual property laws will not protect our intellectual property to the same extent as under United States laws, leaving us vulnerable to competitors who may attempt to copy our products, processes or technologies. Our limited familiarity with, and the interpretation and enforcement of foreign laws, regulations and legal requirements involve some uncertainty. These uncertainties could limit the legal protection or recourse available to us. In addition, dependence on foreign licenses and conducting foreign operations may subject us to increased risk from political change, ownership issues or repatriation or currency exchange concerns.

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

        The market price for our common stock has varied between a high of $14.16 in June 2014 and a low of $8.31 in October 2013 during the twelve-month period ended September 30, 2014. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "Risks Relating to Our Business;" variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

        The sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2014, we had outstanding approximately 73.5 million shares of our common stock and options to purchase approximately 0.2 million shares of our common stock (all of which were exercisable as of that date). We also had outstanding approximately 3.7 million stock appreciation rights as of September 30, 2014, of which approximately 3.4 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

        We have a substantial amount of debt, which requires significant principal and interest payments. As of September 30, 2014, we had approximately $599.8 million face value of debt outstanding, including $400.0 million outstanding principal amount of our senior secured notes, $150.0 million outstanding principal amount of our senior unsecured notes and approximately $49.8 million outstanding principal amount of our convertible senior subordinated notes. We also have $70.0 million of undrawn availability, subject to a borrowing base limitation, under the ABL Revolver. After giving effect to the borrowing base limitation and issuance of letters of credit, we had availability of approximately $60.6 million under the ABL Revolver as of September 30, 2014.

        Our significant amount of debt could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations under our notes and the ABL Revolver;

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

        We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the secured notes indenture, the senior notes indenture and the credit agreement governing our ABL Revolver restrict, but do not completely prohibit us from doing so. We have $70.0 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations. After giving effect to the borrowing base limitation, we had availability of approximately $60.6 million under the ABL Revolver as of September 30, 2014. In addition, the secured notes indenture and the senior notes indenture will allow us to issue additional secured notes and senior notes under certain circumstances which will be guaranteed by our subsidiary guarantors and will allow our foreign subsidiaries to incur additional debt, which would be structurally senior to our existing secured notes and senior notes. In addition, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

If we default under the ABL Revolver, our notes, or other indebtedness, we may not be able to service our debt obligations.

        In the event of a default under the ABL Revolver, secured notes, senior notes, or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each loan agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of $1.0 million, certain insolvency events and the occurrence of a material adverse effect (as defined in the ABL Revolver). The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We will also be required to obtain the consent of the lenders under the ABL Revolver to refinance material portions of our indebtedness. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

        Headwaters Incorporated is a holding company and repayment of our indebtedness is dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our notes, our subsidiaries do not have any obligation to pay amounts due on our notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For instance, if there is a default under the ABL Revolver, the ABL Borrowers will not be permitted to transfer funds to us to pay our notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While our secured notes indenture and our senior notes indenture limit the ability of our subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

        The indenture governing our secured notes, the indenture governing our senior notes and the credit agreement governing the ABL Revolver impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

        As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

        There are limitations on our ability to incur the full $70.0 million of commitments under the ABL Revolver. Borrowings under our ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Revolver, a monthly fixed charge maintenance covenant would become applicable if excess availability under the ABL Revolver is at any time less than 15% of the total $70 million of current revolving loan commitments, or $10.5 million currently. As of September 30, 2014, availability under the ABL Revolver was approximately $60.6 million. However, due primarily to the seasonality of our operations, it is possible that availability under the ABL Revolver could fall below the 15% threshold in a future period. If the covenant trigger were to occur, the ABL Borrowers would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. As of September 30, 2014, our fixed charge coverage ratio was approximately 1.4x. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

        Moreover, the ABL Revolver provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the ABL Revolver will not impose such reserves during the term of the ABL Revolver and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on our notes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 10701 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 25,000 square feet has a term expiring December 2023. The monthly rent is approximately $47,000 for 2015, with certain adjustments for inflation plus expenses.

        As of September 30, 2014, HBP owns or leases approximately 40 properties for its building products manufacturing, distribution, and sales operations. HBP has offices in Wixom, Michigan; San Marcos, California; Brea, California; and Alleyton, Texas and has major manufacturing facilities in Metamora, Michigan; Elkland, Pennsylvania; Greencastle, Pennsylvania; Westfield, Massachusetts; Okeechobee, Florida; Brea, California; Alleyton, Texas; and Rosarito, Mexico.

        As of September 30, 2014, HRI owns or leases approximately 15 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 80 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2013 and 2014.

	Low	High
Fiscal 2013
Quarter ended December 31, 2012	$5.97	$8.89
Quarter ended March 31, 2013	8.49	11.52
Quarter ended June 30, 2013	8.37	11.57
Quarter ended September 30, 2013	8.30	10.22
Fiscal 2014
Quarter ended December 31, 2013	$8.31	$10.17
Quarter ended March 31, 2014	9.67	13.98
Quarter ended June 30, 2014	11.02	14.16
Quarter ended September 30, 2014	10.27	14.08

        The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2009 through September 30, 2014, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2009. Historic stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Headwaters Incorporated, the NYSE Composite Index,
and the Dow Jones US Building Materials & Fixtures TSM Index

*
$100 invested on 9/30/09 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

        As of October 31, 2014 there were 279 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 8 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

        We did not have any sales of unregistered equity securities during the quarter ended September 30, 2014, but did purchase treasury stock. As described in Note 11 to the consolidated financial statements, we have a Directors' Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director's request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

        The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	0	n/a	n/a	n/a
August 1, 2014 - August 31, 2014	5,321	$10.92	n/a	n/a
September 1, 2014 - September 30, 2014	0	n/a	n/a	n/a

Total	5,321	$10.92	n/a	n/a

(1)
Includes broker commissions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2010 and 2011 and as of September 30, 2012 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2013 and 2014 and for the years ended September 30, 2012, 2013, and 2014 were derived from our audited financial statements included in this Form 10-K.

        As described in Note 5 to the consolidated financial statements, our coal cleaning business has been presented as a discontinued operation and is therefore not included in the results from continuing operations shown in the table below. Interest expense for 2011 includes $62.6 million of early debt repayment premiums. We also recorded approximately $17.9 million of restructuring costs in 2011. As described in Note 4 to the consolidated financial statements, we acquired several businesses in 2013 and 2014, the operations of which are included below only subsequent to the dates of acquisition.

	Year ended September 30,
(in thousands, except per share data)	2010	2011	2012	2013	2014
OPERATING DATA:
Total revenue	$584,566	$587,964	$632,787	$702,576	$791,447
Income (loss) from continuing operations	(21,080)	(133,932)	(26,429)	8,285	16,473
Diluted income (loss) per share from continuing operations attributable to Headwaters Incorporated	(0.35)	(2.21)	(0.43)	0.12	0.21

	As of September 30,
(in thousands)	2010	2011	2012	2013	2014
BALANCE SHEET DATA:
Working capital	$146,963	$69,590	$73,528	$95,309	$207,791
Net property, plant and equipment	268,650	164,709	159,706	159,619	182,111
Total assets	888,974	728,237	680,937	724,009	903,427
Long-term liabilities:
Long-term debt	469,875	518,789	500,539	449,420	599,579
Income taxes	23,820	15,909	22,079	24,637	23,242
Other	15,034	14,587	20,280	16,968	28,586

Total long-term liabilities	508,729	549,285	542,898	491,025	651,407
Total stockholders' equity (net capital deficiency)	281,941	56,736	(3,129)	84,410	102,442

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

Overview

        Consolidation and Segments.    The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We currently operate primarily in two construction-oriented business segments: light building products and heavy construction materials, and have several product lines within those segments. Our construction-oriented end markets include new residential, residential repair and remodel, commercial, institutional and infrastructure. Our third non-core operating segment is in energy technology.

        Operations and Strategy.    In the light building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our light building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories marketed primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing materials business of Metals USA Building Products, L.P., which products are marketed under the Gerard and Allmet brands.

        Our heavy construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, we sell fly ash directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities. We acquired two small businesses in the CCP industry in 2014.

        The non-core energy technology segment has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the area of low-value oil. Revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. In September 2011, we committed to a plan to sell our coal cleaning business and since then the coal cleaning business has been presented as a discontinued operation. In January 2013, we sold all of our remaining coal cleaning facilities.

        Light Building Products Segment.    For several years, our light building products segment has been significantly affected by the depressed new housing and residential remodeling markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. While there was improvement in end markets in 2013 and 2014, performance during 2014 has been somewhat uneven. Demand for new homes rose in 2014, although there is still an environment characterized by uncertainties which constrain new building and purchases. New residential construction starts as of September 2014 were at a seasonally-adjusted annualized level of approximately 1.0 million units, an increase from 0.9 million units as of September 30, 2013.

        Existing home sales have been relatively steady. The National Association of Realtors reported that for all of calendar 2013, there were 5.1 million sales, which was 9% higher than for calendar 2012. September 2014 total existing home sales were at a seasonally-adjusted annual rate of 5.2 million units, a slight decrease from 5.3 million units in September 2013. Total housing inventory as of September 30, 2014 was 2.3 million existing homes for sale, representing a 5.3-month supply. This compares to a 5.0-month supply as of September 30, 2013 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in September 2014 was 6% higher than in September 2013. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum. However, some sectors of the repair and remodel markets, including resin-based siding, continue to be weak.

        We, like many others in the light building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2007 and continuing through 2011. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans and there exists a continued lack of consumer confidence. It is not possible to know if the improved market conditions and housing recovery are sustainable for the long-term and there are no assurances that improvements in our light building products markets will continue.

        Heavy Construction Materials Segment.    Our business strategy in the heavy construction materials industry is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. The economic downturn in 2007 though 2011 had less impact on our heavy construction materials segment than on our light building products segment. However, to the extent that coal combustion power plant units are shut down or idled in the future, our CCP segment may be adversely affected.

        Energy Technology Segment.    Revenues for the energy technology segment consist primarily of catalyst sales. Two refineries utilized the HCAT catalyst technology during 2014 and on-site testing by potential new customers continues.

        Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and the remaining ten facilities in 2013. We recognized small estimated gains on the 2012 and 2013 sales transactions, and subsequent to the dates of sale, some adjustments of the previously recognized estimated gains have been recognized. We currently expect that additional adjustments to the estimated gains and losses may be recognized in the future as certain contingencies are resolved.

        Seasonality and Weather.    Both our light building products and our heavy construction materials segments are greatly impacted by seasonality. Accordingly, revenues and profitability are generally highest in the June and September quarters.

        Capitalization and Liquidity.    In 2011, we restructured our long-term debt with the issuance of $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. We used most of those proceeds to repay in full the formerly outstanding 11-3/8% senior secured notes. The 7-5/8% senior secured notes mature in April 2019 while the 11-3/8% notes were scheduled to mature in 2014. During 2012 and 2013, we repaid a total of $85.6 million of our convertible senior subordinated notes and during 2014 we repaid $7.7 million of these notes. Currently, we have outstanding approximately $49.8 million face value of convertible debt, which is due in February 2016.

        In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7 1/4% senior notes for net proceeds of approximately $146.7 million. Approximately $95.0 million of those net proceeds were used to acquire the four businesses described above. As of September 30, 2014, we have approximately $152.5 million of cash on hand, total liquidity of approximately $213.1 million and additional cash flow is expected to be generated from operations over the next 12 months.

        Capital expenditures for each of the years 2012 through 2014 ranged from approximately $26.0 million to $36.0 million and are currently expected to be approximately $40.0 million during 2015.

        In summary, our strategy for 2015 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

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

        Beginning in 2011, we have recorded a full valuation allowance on our net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets, except to the extent of earnings in 2013 and 2014. We recorded approximately $0.7 million, $3.9 million and $3.6 million of income tax expense in 2012, 2013 and 2014, respectively, primarily due to current state income taxes in certain state jurisdictions where we generated taxable income.

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

        We considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

  •
  Current forecasts indicate that we will generate pre-tax income and taxable income in the future.

  •
  A majority of our tax attributes have significant carryover periods of 20 years or more.

Negative evidence:

  •
  We have a three-year cumulative loss as of September 30, 2014.

  •
  We operate in cyclical industries that are difficult to forecast.

        We place more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that we do not meet the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During 2015, we may realize a three-year cumulative profit on a consolidated basis. If this occurs, we will also consider the other factors described above in evaluating the continued need for a full, or partial, valuation allowance.

        All of the factors we are considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of "cumulative losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because our financial results are significantly dependent upon industry trends, including the new residential, repair and remodel, and infrastructure construction markets. Most of the markets in which we participate are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact our results of operations in the period of reversal.

        As of September 30, 2014, our NOL and capital loss carryforwards totaled approximately $70.3 million (tax effected). The U.S. and state NOLs expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of September 30, 2014, which expire from 2028 to 2034.

        As of September 30, 2014, we had approximately $4.5 million of gross unrecognized income tax benefits related to uncertain tax positions. It is reasonably possible that approximately $1.0 million of our unrecognized income tax benefits, primarily related to state taxes, could be released within the next 12 months, due to the expiration of statute of limitation time periods. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions and we currently have open tax years subject to examination by the IRS and state tax authorities for the years 2011 through 2013. In 2013, the IRS completed an audit of 2009 which did not result in any material impact to earnings from continuing operations. However, the completion of this audit did result in a tax benefit of approximately $2.7 million in discontinued operations related to the reversal of unrecognized tax benefits related to audit periods that closed. It is not possible to predict the outcome of future audits by the IRS or any other taxing authority.

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

        We incurred approximately $4.1 million, $3.3 million and $5.1 million of expense for legal matters in 2012, 2013 and 2014, respectively. Except for 2014, when $2.8 million of expense was recorded for potential losses, costs for outside legal counsel comprised a majority of our litigation-related costs in the years presented. We currently believe the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.8 million up to the amounts sought by claimants and have recorded a liability as of September 30, 2014 of $2.8 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Our outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

        The specific matters discussed in Note 14 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amount accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimate of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

        Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill.    Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Most of our intangible assets are being amortized, using the straight-line method, our best estimate of the pattern of economic benefit, over their estimated useful lives. We also have some indefinite-lived intangible assets, consisting of certain tradenames acquired in 2013 and 2014. Goodwill consists of the excess of the purchase price for businesses acquired over the acquisition-date fair values of identified assets, net of liabilities assumed.

        Acquisition-date fair values of property, plant and equipment and intangible assets are estimated following the consummation of each business acquisition. Outside consultants are sometimes used to assist management in estimating the fair value of acquired property, plant and equipment, especially real estate, and in determining estimated useful lives of those assets. Outside consultants are almost always used to assist management in estimating the fair values of acquired intangible assets, and in determining their estimated useful lives.

        In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, we do not amortize goodwill or indefinite-lived intangible assets. ASC Topic 350 requires us to periodically test these assets for impairment, at least annually, or sooner if indicators of possible impairment arise. As described in Note 7 to the consolidated financial statements, we perform our annual impairment testing during the fourth quarter of our fiscal year, using a June 30 test date and a one- to three-step process, the first step of which is a qualitative assessment of the likelihood of an existing impairment. Our reporting units for purposes of impairment testing are the same as our operating segments. Long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment only when indicators of potential impairment arise.

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

        The carrying value of a long-lived asset other than goodwill or indefinite-lived intangible assets is considered impaired when the anticipated cumulative undiscounted cash flow from the use and eventual disposition of that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Indicators of impairment include such things as a significant adverse change in legal factors or in the general business climate, a history of operating or cash flow losses, a decline in operating performance, a significant change in competition, or an expectation that significant assets will be sold or otherwise disposed of.

        As described in Note 5 to the consolidated financial statements, a $13.0 million impairment of our discontinued energy segment property plant and equipment was recorded in 2012. No other material impairments of long-lived assets were recorded in any year presented. It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

        Property, plant and equipment—As noted above, in 2012 we recorded an asset impairment in our energy technology segment related to our discontinued coal cleaning business. Many of our coal cleaning facilities were idled or produced coal at low levels of capacity and were cash flow negative for these or other reasons. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business. We sold one coal cleaning facility in 2012 and the remaining ten facilities in 2013. Using forecasts of future cash flows and other information, including offers of interest to acquire the assets from third parties, we determined that a coal cleaning asset impairment existed and recorded a non-cash impairment charge of $13.0 million in 2012.

        There were many estimates and assumptions involved in preparing expected future cash flows from the use and eventual disposition of our coal cleaning assets, including future production levels; future coal prices; whether cleaned coal would be sold in the steam or metallurgical markets; the extent to which Section 45 tax credits would be earned and utilized in future periods; future operating margins; required capital expenditures; the extent, quality and productive lives of feedstock coal refuse reserves; the potential relocation of facilities to more favorable sites, or the sale of facilities, among other considerations. ASC Topic 360-10-35 Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets requires that an analysis for potential impairment be performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For us, this meant ten different asset groups were required to be analyzed, each of which had many unique operating and contractual features associated with it. ASC Topic 360-10-35 also indicates that when alternative courses of action to recover the carrying amount of a long-lived asset group are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. Accordingly, for most operations a probability-weighted approach was used in considering the likelihood of different potential outcomes.

        For the 2012 impairment test, the assumptions included potential outcomes that all of the facilities would be sold. Management used its best efforts to reasonably estimate all of the fair value "Level 3" inputs in the cash flow models utilized to estimate the impairments, including current and forecasted market prices of coal, inflation, useful lives of probable reserves, historical production levels, and offers of interest to acquire the assets from third parties. Materially different input estimates and assumptions, including the probabilities of differing potential outcomes, would have necessarily resulted in materially different calculations of expected future cash flows and asset fair values and materially different impairment estimates.

        We sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration and an estimated gain of approximately $0.3 million was recognized on that sale. In 2013, we sold the remaining ten facilities for cash proceeds of approximately $4.8 million and recognized an estimated gain at the time of sale. Subsequent to the dates of sale in 2012 and 2013, some adjustments of the previously recognized estimated gains on the sales transactions were recognized, all of which have been included in the $0.1 million loss on disposal reported for 2013 and the $2.7 million gain on disposal for 2014, as reflected in the table in Note 5. We currently expect that additional adjustments to the estimated gains and losses may be recognized in the future as certain gain and loss contingencies are resolved.

        For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods when such amounts are received. During 2014, we received approximately $2.8 million in deferred purchase price payments, royalties and the collection of certain receivables which had been reserved.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the purchase agreement was amended to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of September 30, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability as necessary. We have also reserved certain receivables due from the buyer until such time as collection is more certain.

        Goodwill and indefinite-lived intangible assets—Beginning with the June 30, 2012 goodwill impairment test, we adopted the new accounting rules described in Note 7 to the consolidated financial statements, whereby companies may evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step goodwill impairment test. This qualitative evaluation is commonly referred to as "step 0." We concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill for both the light building products and heavy construction materials reporting units as of June 30, 2012, 2013 and 2014. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

        Beginning in 2014, we also used the "step 0" qualitative evaluation for the impairment test of indefinite-lived intangible assets acquired in 2013, and we currently expect to use the same approach in 2015 for the impairment tests of indefinite-lived intangible assets acquired in 2014 as well. In summary, for both reporting units, general industry trends are more positive than in recent prior years, and the overall financial performance of these reporting units improved in 2012, in 2013 and again in 2014 as compared to previous years. Based on currently available information and results of operations, management currently believes the likelihood of material impairments of goodwill or indefinite-lived intangible assets in the near future is remote.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

        The information set forth below compares our operating results for the year ended September 30, 2014 with operating results for the year ended September 30, 2013. Except as noted, the references to captions in the statements of operations refer to continuing operations only.

        Summary.    Our total revenue for 2014 was $791.4 million, up 13% from $702.6 million for 2013. Gross profit increased 17%, from $192.5 million in 2013 to $225.7 million in 2014, and operating income of $54.4 million in 2013 improved by 23% to $66.7 million in 2014. Income from continuing operations increased from $8.3 million, or $0.12 per diluted share in 2013, to $16.5 million, or $0.21 per diluted share in 2014. Net income including discontinued operations increased from $7.1 million, or $0.10 per diluted share in 2013, to $16.1 million, or $0.20 per diluted share in 2014.

        Revenue and Gross Margins.    The major components of revenue, along with gross margins, are discussed in the sections below, by segment.

        Light Building Products Segment.    Sales of light building products in 2014 were $472.4 million with a corresponding gross profit of $136.2 million. Sales of light building products in 2013 were $394.3 million with a corresponding gross profit of $111.2 million. The 20% revenue increase in 2014 was due to both organic growth and the acquisition of Kleer Lumber in December 2012 and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. All of our major product categories experienced organic revenue growth in 2014 over 2013. Our block group revenues were higher in 2014 than in 2013 due to increases in commercial and institutional construction and the strength of the Texas economy. Stone revenues also increased as we experienced higher sales in all three of our major architectural stone brands, along with sales growth in our ancillary stone products. We believe our initiative to expand our top-line organic growth by focusing on core customers increased revenues in 2014 and will also have a positive impact on our 2015 results. Our siding group revenues increased in 2014 over 2013 and were benefitted by new product offerings and the strength of our new trim board products, despite geographic exposure to weather impacted regions and the continuing weakness in some sectors of the repair and remodel end markets. The gross margin improvement in 2014 in the light building products segment was due to several factors, including price increases, manufacturing efficiencies and transportation cost savings resulting from reduced reliance on third-party trucking, all of which was partially offset by siding's revenue mix that favored more of their lower-margin products.

        According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.2 million and 1.5 million units, respectively. New housing starts were only 0.8 million units and 0.9 million units in calendar 2012 and 2013, respectively, and during the last 50 years, the six years with the lowest number of housing starts were the six calendar years 2008 through 2013. According to the NAHB, in September 2014 the seasonally-adjusted annual number of new housing starts was 1.0 million units. Also impacting some of our product offerings is a continuing weakness in some sectors of the repair and remodel end markets, including resin-based siding.

        The significant weakness in the new housing and residential remodeling markets which began several years ago appeared to ease somewhat during 2013 and 2014, but the recovery has been somewhat uneven during 2014. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some areas of the U.S., such as parts of the South and West, as compared to other regions such as the Northeast and Midwest, where growth has been minimal. These regional differences in the health of the housing market impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and price increases have tempered somewhat the impact of the weak housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

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

        Heavy Construction Materials Segment.    Heavy construction materials revenues for 2014 were $309.3 million with a corresponding gross profit of $84.4 million. Heavy construction materials revenues for 2013 were $293.0 million with a corresponding gross profit of $73.0 million. Revenue increased during 2014 primarily due to product volume and price increases, partially offset by a decrease in service revenue. Sales of fly ash increased in volume compared to last year, notwithstanding the impacts of extreme winter weather in the Northeast and Midwest, limiting the use of fly ash in both regions. Service revenue represented approximately 25% of total segment revenue for 2014, compared to 29% for 2013. Gross margin increased from 25% in 2013 to 27% in 2014. The increases in gross profit and gross margin percentage were primarily due to increases in fly ash revenue resulting from positive changes in volume and price, as well as to cost management initiatives.

        According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 9.0% over calendar 2011 and cement consumption was projected to increase 4.5% in calendar 2013. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In September 2014, the PCA estimated the growth rate for calendar 2014 will be 7.9%, followed by increases of 8.4% in calendar 2015 and 10.7% in calendar 2016. In November 2013, the PCA's Chief Economist indicated the trough point for road construction, which accounts for the largest area of public cement consumption, was reached in 2013.

        Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown or temporary idling of multiple coal combustion power plant units (primarily older, smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue until the industry adjusts to requirements to update coal burning plants, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed, creating an opportunity for potential growth. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers. The two business acquisitions in the heavy construction materials industry in 2014 increased our supply of fly ash and other CCPs, increasing our competitive position in the Northeast and Southeast regions of the U.S.

        The question of whether disposal of fly ash should be regulated under Subtitle C of RCRA (Resource Conservation and Recovery Act), as hazardous waste, or Subtitle D, as solid waste, is near resolution. In a consent decree entered by the U.S. District Court for the District of Columbia, the EPA was ordered by December 19, 2014 to "sign for publication in the Federal Register a notice taking final action regarding EPA's proposed revision of RCRA Subtitle D regulations pertaining to coal combustion residuals." Recently, the EPA finalized the proposed regulations and delivered them to the White House Office of Management and Budget for review. Based on multiple statements previously made by the EPA, we believe that it is likely that fly ash disposal will be regulated under Subtitle D as a solid waste.

        Energy Technology Segment.    Energy technology segment revenues for 2014 were $9.7 million with a corresponding gross profit of $5.1 million. Revenues for 2013 were $15.3 million with a corresponding gross profit of $8.3 million. The decreases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which use HCAT, our heavy oil upgrading catalyst. Timing of shipments depends upon the timing of orders and customer onsite inventory levels.

        Operating Expenses.    Amortization of intangible assets was higher in 2014 than in 2013 due to amortization of the assets acquired in the 2014 business acquisitions, partially offset by reduced amortization from fully amortized assets. Future amortization expense will depend in part on the values and useful lives of the acquired intangible assets, once those are finalized. Selling, general and administrative expenses increased 17% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition costs for those businesses, increased selling and marketing costs (including non-routine customer acquisition-related costs and costs designed to spur incremental organic revenue growth), plus increases in several other cost categories related to revenue growth.

        Other Income and Expense.    For 2014, we reported net other expense of $46.7 million, compared to net other expense of $42.2 million for 2013. The increase of $4.5 million was comprised of an increase in net interest expense of approximately $3.8 million and a change in net other expense of approximately $0.7 million. Net interest expense increased primarily due to the new senior debt which was issued in December 2013, partially offset by a decrease in interest expense for convertible senior subordinated notes, the average balance of which decreased in 2014 as compared to 2013. In 2013, there was approximately $2.1 million of accelerated debt discount and debt issue cost amortization as a result of early repayments of convertible debt. In 2014, we had no early repayments of long-term debt. Interest expense in 2015 is currently expected to be approximately $50.0 million.

        The primary reason for the change in other expense from 2013 to 2014 was $0.5 million of losses related to unconsolidated joint ventures in 2014.

        Income Tax Provision.    See Note 10 to the consolidated financial statements for the reasons for the 18% reported effective income tax rate for 2014 and the 32% rate for 2013, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both years. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. See "Critical Accounting Policies and Estimates—Income Taxes" for a detailed discussion of this valuation allowance.

        Discontinued Operations.    We recorded $0.4 million of loss from discontinued operations in 2014, representing $3.1 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $2.7 million of gain related to the coal cleaning facilities sold in the January 2013 sales transaction. We recorded $1.1 million of loss from discontinued operations in 2013, representing $3.8 million of operating losses (primarily the results of operations of the facilities prior to disposal) and $2.7 million of income tax benefit, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed. In 2013, the initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $4.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved. We currently expect that additional adjustments to the estimated gains and losses from sale of the facilities may be recognized in the future as certain contingencies are resolved.

        For all facility sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered in the original gain calculations and are being accounted for in the periods when such amounts are received.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the purchase agreement was amended to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of September 30, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability as necessary. We have also reserved certain receivables due from the buyer until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

 Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

        The information set forth below compares our operating results for the year ended September 30, 2013 with operating results for the year ended September 30, 2012. Except as noted, the references to captions in the statements of operations refer to continuing operations only.

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

        Heavy Construction Materials Segment.    Heavy construction materials revenues for 2013 were $293.0 million with a corresponding gross profit of $73.0 million. Heavy construction materials revenues for 2012 were $281.7 million with a corresponding gross profit of $71.5 million. Revenue increased due to both higher product sales and improved site service revenue, even though the U.S. infrastructure construction industry remained weak by historical standards. The shipped volume of high-value fly ash declined slightly from 2012 to 2013, but was more than offset by price increases. The decrease in gross margin was primarily due to geographic changes in fly ash sales, and to non-recurring high-margin project revenue recorded in 2012.

        Energy Technology Segment.    Energy technology segment revenues for 2013 were $15.3 million with a corresponding gross profit of $8.3 million. Revenues for 2012 were $11.5 million with a corresponding gross profit of $5.6 million. The increases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which use HCAT.

        Operating Expenses.    Amortization of intangible assets was not materially different between 2012 and 2013 because the increased amortization for the acquired Kleer Lumber intangible assets offset most of the decrease in amortization expense for assets that were fully amortized. Selling, general and administrative expenses also did not change materially from 2012 to 2013 as the costs related to Kleer Lumber's operations subsequent to the date of acquisition, along with $0.9 million of costs related to the Kleer Lumber acquisition, were offset by a decrease in cash-based compensation tied to stock price movement.

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

        The reduction in net other expense of $7.9 million was primarily the result of approximately $6.2 million of loss in 2012 related to our equity interest in the Blue Flint joint venture which was sold effective January 1, 2012, plus a loss in 2012 of approximately $3.2 million related to another joint venture, partially offset by a decrease of approximately $2.4 million in gains from the early repayment of convertible debt in 2013 as compared to 2012.

        Income Tax Provision.    See Note 10 to the consolidated financial statements for the reasons for the 32% reported effective income tax rate in 2013 and the negative (3)% rate for 2012, including why we recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both years.

        Discontinued Operations.    The loss from discontinued operations in 2013 was approximately $1.1 million, compared to a loss in 2012 of $35.8 million. In 2012, we recorded an impairment of the coal cleaning assets totaling $13.0 million. The losses from operations in 2012 also included approximately $9.8 million of non-cash accruals.

        We sold one coal cleaning facility during 2012 for cash proceeds of $2.0 million plus potential future consideration and an estimated gain of approximately $0.3 million was recognized on that sale. In 2013, we sold the remaining ten facilities and again recognized an estimated gain at the time of sale. Subsequent to the dates of sale in 2012 and 2013, adjustments of the previously recognized estimated gains on the sales transactions were recognized, all of which were included in the $0.1 million loss on disposal reported for 2013. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Such potential proceeds were not considered in the gain or loss calculations and are being accounted for in the periods when such amounts are received.

        In 2013, we recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods now closed.

Impact of Inflation and Related Matters

        In certain periods, some of our operations in the light building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride, cement and aggregates. In addition, we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers through higher prices, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

Liquidity and Capital Resources

        Summary of Cash Flow Activities.    Net cash provided by operating activities during 2014 was approximately $60.4 million, compared to net cash provided by operating activities during 2013 of approximately $58.6 million. The two most significant differences in the major components of operating cash flows for the two years were an increase in net income of approximately $8.9 million from 2013 to 2014 and an offsetting change of approximately $9.0 million in cash outlays for current liabilities. The increase in cash outlays for current liabilities in 2014 was due primarily to payment of a litigation-related obligation that was recorded several years ago.

        In 2014, our primary investing activity consisted of four acquisitions, and in 2013 our primary investing activity consisted of one acquisition. Purchases of property, plant and equipment increased from $29.1 million in 2013 to $35.8 million in 2014. In 2014, our primary financing activity consisted of the issuance of senior debt, and in 2013 our primary financing activities consisted of the issuance of common stock and the repayment of long-term debt. More details about these and other investing and financing activities are provided in the following paragraphs.

        Investing Activities.    On December 31, 2012, we acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a company in the light building products industry. Total consideration paid for Kleer Lumber, all of which was cash, was approximately $43.3 million. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million. In 2014, we acquired four businesses for a total of $95.0 million, exclusive of acquisition costs. Two of the businesses are in the light building products industry and two are in the heavy construction materials industry.

        On December 12, 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., which markets its products primarily under the Entegra brand. Entegra is in the light building products industry. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for 2014. On May 16, 2014, we acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, L.P., which products are marketed under the Gerard and Allmet brands. Total consideration paid for Gerard, all of which was cash, was approximately $27.0 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for 2014. During the March 2014 quarter, we acquired the assets of a company in the heavy construction materials industry for initial cash consideration of approximately $3.1 million. During the September 2014 quarter, we acquired the assets of another company in the heavy construction materials industry for cash consideration of approximately $7.4 million.

        In both 2013 and 2014, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our light building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in 2015 for both maintenance and growth are currently expected to be approximately $40.0 million, as compared to approximately $36.0 million in 2014 and less than $30.0 million in 2013 and 2012. Funding for 2015 capital expenditures is expected to come from working capital. As of September 30, 2014, we were committed to spend approximately $3.3 million on capital projects that were in various stages of completion.

        We intend to continue to expand our business through growth of existing operations in our core light and heavy building materials businesses. We also continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Acquisitions have historically been an important part of our long-term business strategy as well; however, primarily because of debt covenant restrictions, cash flow considerations and events affecting the debt and equity markets, we did not make any large acquisitions from 2008 until the December 2012 acquisition of Kleer Lumber described above. We have also invested in joint ventures accounted for using the equity method of accounting, and in 2014 we invested $1.9 million in unconsolidated joint ventures. We do not currently have plans to significantly increase our investments in any of the joint venture entities, none of which is material. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

        As noted earlier, in 2011 we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and sold the remaining ten facilities in 2013. For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. In 2014, we received total proceeds of approximately $4.7 million related to the sale of facilities, representing deferred purchase price payments and the collection of certain receivables that had been reserved. We also collected approximately $4.0 million of long-term deposits related to the coal cleaning business in 2014.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of September 30, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability as necessary (representing a net increase of $1.3 million during 2014). We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

        Financing Activities.    In the December 2012 quarter, we issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million, of which approximately $43.3 million was used to acquire Kleer Lumber. In the December 2013 quarter, we issued $150.0 million of 7 1/4% senior notes for net proceeds of approximately $146.2 million, of which approximately $95.0 million was used to acquire the businesses described above.

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

        We were in compliance with all debt covenants as of September 30, 2014. The senior secured notes, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

        As of September 30, 2014, availability under the ABL Revolver was approximately $60.6 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of September 30, 2014, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.4. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. Voluntary prepayments of debt principal may be excluded from fixed charges if, at the time of the prepayment, the pro-forma net excess availability (after giving effect of the prepaid debt) for the prior and future 60 days is greater than 25% of the facility, or $17.5 million.

        If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. We do not currently believe it is likely we will reach the lower limits of both our ABL Revolver and the fixed charge coverage ratio. See Note 8 to the consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

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

        Working Capital.    As of September 30, 2014, our working capital was $207.8 million (including $152.5 million of cash and cash equivalents) compared to $95.3 million as of September 30, 2013. We currently expect operations to produce positive cash flow during 2015 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

        Income Taxes.    Cash outlays for income taxes were less than $3.0 million for both 2013 and 2014. As of September 30, 2014, our NOL and capital loss carryforwards totaled approximately $70.3 million (tax effected). The U.S. and state NOLs and capital losses expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of September 30, 2014, which expire from

2028 to 2034. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

        Summary of Future Cash Requirements.    Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures and interest payments on long-term debt. In subsequent periods, significant cash requirements will include the repayment of debt. See Note 14 to the consolidated financial statements where the potential risks of litigation are described in detail. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Contractual Obligations, Commitments and Contingent Liabilities

        The following table presents a summary by period of our contractual cash obligations as of September 30, 2014.

	Payments due by Fiscal Year
(in millions)	Total	2015	2016 - 2017	2018 - 2019	After 2019
Senior secured notes	$400.0	$0	$0	$400.0	$0
Senior notes	150.0	0	0	150.0	0
Convertible senior subordinated notes	49.8	0	49.8	0	0

Total long-term debt	599.8	0	49.8	550.0	0
Interest payments on long-term debt	190.2	45.7	84.2	60.3	0
Unconditional purchase obligations	131.2	16.7	30.9	21.7	61.9
Operating lease obligations	86.9	28.0	35.2	16.7	7.0
Other long-term obligations	27.8	14.4	13.2	0.2	0

Total contractual cash obligations	$1,035.9	$104.8	$213.3	$648.9	$68.9

        As disclosed in Note 8 to the consolidated financial statements, we have no borrowings under our ABL Revolver as of September 30, 2014. The ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

        As of September 30, 2014, we had approximately $7.3 million of unrecognized income tax benefits, including $2.7 million of potential interest and penalties. At the current time an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

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

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 14. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We have recorded a liability of $2.8 million as of September 30, 2014 for all legal matters, however, it is not possible to know what amounts will ultimately be paid, nor when any such payments will occur and accordingly, no amounts for legal matters have been included in the table above. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position. Final resolutions of these matters could affect the amounts included in the table.

Recent Accounting Pronouncements

        See Note 2 to the consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to financial market risks, primarily related to our stock price. In addition, future borrowings, if any, under our ABL Revolver will bear interest at a variable rate, as described in Note 8 to the consolidated financial statements. We do not use derivative financial instruments for speculative or trading purposes. Through December 31, 2011, we were also exposed to market risks related to the activities of one of our joint ventures, the Blue Flint joint venture, which had derivatives in place related to variable interest rates and commodities. As described in Note 13 to the consolidated financial statements, we sold our interest in that joint venture effective January 1, 2012.

        Cash Performance Unit Awards.    As described in Note 14 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to participants in certain business units related to cash flows generated during 2014, including a provision for adjustment for changes in our average stock price during the 2014 fiscal year. The terms of these awards are similar to those for the 2012 and 2013 awards with one added feature that provides for potential further adjustment based on cash flows generated in 2015 and 2016. Therefore, adjustments to the estimated liability for the 2014 awards may occur in 2015 and 2016 depending on cash flows generated in those years, but not for changes in the stock price subsequent to September 30, 2014.

        Subsequent to September 30, 2014, the Committee approved grants of performance unit awards to participants in certain business units related to cash flows generated during 2015, with terms similar to those for the 2014 awards. Changes in our cash flow generation as well as changes in the stock price through September 30, 2015 will result in adjustment of the expected liability as of September 30, 2015, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter through September 30, 2015. Potential adjustments to the liability for the 2015 awards may also occur in 2016 and 2017, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    As described in Note 14 to the consolidated financial statements, in 2011 and 2012 the Committee approved grants to certain employees of approximately 1.4 million cash-settled SARs, approximately 0.5 million of which remain outstanding as of September 30, 2014. All of these SARs have vested. The SARs terminate on or before September 30, 2016 and as of September 30, 2014, approximately $5.5 million has been accrued for outstanding awards because the stock price at September 30, 2014 was above the grant-date stock prices of $3.81 and $1.85. Future changes in our stock price through the expiration dates in any amount above the grant-date stock prices will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

        Compensation expense for all cash-settled SARs was approximately $3.6 million, $4.6 million and $4.6 million for 2012, 2013 and 2014, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.5 million in the ultimate payout liability. The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $12.3 million, $5.6 million and $6.1 million for 2012, 2013 and 2014, respectively.

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

        Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2014 at the above-described reasonable assurance level.

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

        Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2014.

        As described in Note 4 to the consolidated financial statements, we acquired four businesses during 2014. Some elements of Entegra's and Gerard's internal control over financial reporting have been integrated into Headwaters' internal control over financial reporting since the acquisition dates. However, management has excluded certain other elements of Entegra's and Gerard's internal control over financial reporting from its assessment of Headwaters' internal control over financial reporting as of September 30, 2014. Entegra's and Gerard's total assets and net assets comprised approximately 12% and 1%, respectively, of our related consolidated amounts as of September 30, 2014. Entegra's and Gerard's total revenues and net income comprised approximately 6% and 13%, respectively, of our related consolidated amounts for the year ended September 30, 2014.

        BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited Headwaters Incorporated's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Roof Tile, Inc. (hereinafter referred to as "Entegra") and the acquired assets and liabilities of a roofing products business (hereinafter referred to as "Gerard") which were acquired on December 12, 2013 and May 16, 2014, respectively, and are included in the consolidated balance sheet of Headwaters Incorporated as of September 30, 2014, and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for the year ended September 30, 2014. Entegra and Gerard constituted 12% and 1% of total assets and net assets, respectively, as of September 30, 2014, and 6% and 13% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Entegra and Gerard because of the timing of the acquisitions which were completed in December 2013 and May 2014, respectively.

Our audit of internal control over financial reporting of Headwaters Incorporated also did not include an evaluation of the internal control over financial reporting of Entegra and Gerard.

        In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2013 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2014 and our report dated November 18, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California
November 18, 2014

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The applicable information to be set forth under the captions "Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1—Election of Directors" in our Proxy Statement to be filed in January 2015 for the Annual Meeting of Stockholders to be held in 2015 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The applicable information to be set forth under the captions "Executive Compensation" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information to be set forth under the captions "Summary Information about Incentive Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

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

  3.
  Listing of Exhibits

          For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
1.1	Underwriting Agreement dated as of December 18, 2012		(30)
2.1	Asset Purchase Agreement by and among Tapco International Corporation and Kleer Lumber, Inc. and Louis H. Price, Walter F. Valentine and Jo-Anne G. Price, dated as of December 14, 2012		(29)
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005		(5)
3.1.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Headwaters dated February 24, 2011		(19)
3.2.5	Amended and Restated By-Laws of Headwaters		(7)
3.2.6	Amendment of Amended and Restated By-Laws of Headwaters		(13)
4.1	Indenture related to the 7 1/4% Senior Notes due 2019, dated as of December 10, 2013, among Headwaters, the guarantors named therein and Wilmington Trust, N.A. as trustee (including forms of 7 1/4% Senior Notes due 2019)		(33)
4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the sole administrative agent, arranger and collateral agent, and the lenders named therein		(21)
4.9.1	First Amendment to Loan and Security Agreement among certain Headwaters subsidiaries and various lenders and First Amendment to Guaranty and Security Agreement, dated as of December 10, 2010		(17)

Exhibit No.	Description	Location
4.9.2	Second Amendment to Loan and Security Agreement and Second Amendment to Guaranty and Security Agreement, dated as of February 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(18)
4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(22)
4.9.4	Fourth Amendment to Loan and Security Agreement and Third Amendment to Guaranty and Security Agreement, dated as of December 29, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(24)
4.9.5	Fifth Amendment to Loan and Security Agreement and Fourth Amendment to Guaranty and Security Agreement, dated as of April 26, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(26)
4.9.6	Sixth Amendment to Loan and Security Agreement, dated as of May 8, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(27)
4.9.7	Seventh Amendment to Loan and Security Agreement, dated as of December 13, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(29)
4.9.8	Eighth Amendment to Loan and Security Agreement and Fifth Amendment to Guaranty and Security Agreement, dated as of November 6, 2013 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(32)
4.9.9	Ninth Amendment to Loan and Security Agreement and Sixth Amendment to Guaranty and Security Agreement, dated as of December 9, 2013 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(33)
4.9.10	Tenth Amendment to Loan and Security Agreement, dated as of March 26, 2014 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein		(35)
4.10	Indenture related to the 7-5/8% Senior Secured Notes due 2019, dated as of March 11, 2011, among Headwaters, the guarantors named therein and Wilmington Trust FSB as trustee and collateral agent (including forms of 7-5/8% Senior Secured Notes due 2019)		(20)
4.11	Indenture dated as of June 7, 2012 between Headwaters and Wells Fargo Bank, N.A., as Trustee, relating to 8.75% Convertible Senior Subordinated Notes due 2016		(28)
10.60	Employment Agreement with Kirk A. Benson dated as of June 23, 2014		(36)
10.103	Employment agreement dated December 8, 2010 between Headwaters and Donald P. Newman		(16)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends		*
14	Code of Ethics		(4)
21	List of Subsidiaries of Headwaters		*
23	Consent of BDO USA, LLP		*

Exhibit No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer		*
99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 5 November 2011		(24)
99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)		(1)
99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)		(1)
99.4	2002 Stock Incentive Plan		(3)
99.7	2003 Stock Incentive Plan		(2)
99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)		(12)
99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008		(11)
99.12	Audit Committee Charter, dated December 19, 2008		(11)
99.13	Compensation Committee Charter, dated 5 June 2013		(31)
99.17	Form of 2006 Executive Change in Control Agreement		(6)
99.17.1	Form of (first) Amendment to 2006 Executive Change in Control Agreement		(15)
99.17.2	Form of (second) Amendment to 2006 Executive Change in Control Agreement		(23)
99.17.3	Form of 2011 Executive Change in Control Agreement		(23)
99.18	Amended Deferred Compensation Plan		(8)
99.20	Stock Appreciation Right Agreement (November 2007)		(9)
99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)		(9)
99.21	Restricted Stock Award Agreement (November 2007)		(9)
99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)		(9)
99.22	2012 Executive Master Bonus Plan		(25)
99.23	Broad-Based Management Bonus Plan		(26)
99.24	Form of Common Stock Certificate		(10)
99.25	Form of Performance Unit Award Agreement (October 2008)		(11)
99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)		(11)
99.29	2010 Incentive Compensation Plan		(14)
99.29.1	Amendment No. 1 to 2010 Incentive Compensation Plan		(25)
99.30	Form of Performance Unit Award Agreement (April 2010)		(14)
99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)		(15)
99.34	Directors' Deferred Compensation Plan		(26)

Exhibit No.	Description	Location
99.35	Form of Performance Unit Award Agreement (November 2013)		(34)
101.INS	XBRL Instance Document		*
101.SCH	XBRL Taxonomy Extension Schema		*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		*
101.DEF	XBRL Taxonomy Extension Definition Linkbase		*
101.LAB	XBRL Taxonomy Extension Label Linkbase		*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		*

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

(15)
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

(22)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2011.

(23)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated August 5, 2011, filed August 8, 2011.

(24)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2011.

(25)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated February 23, 2012, filed February 27, 2012.

(26)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2012.

(27)
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

(30)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 18, 2012, filed December 26, 2012.

(31)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended June 30, 2013.

(32)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated November 6, 2013, filed November 12, 2013.

(33)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated December 9, 2013, filed December 12, 2013.

(34)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended December 31, 2013.

(35)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.

(36)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated June 23, 2014, filed June 25, 2014.
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
Date: November 18, 2014

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 18, 2014
/s/ DONALD P. NEWMAN Donald P. Newman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2014
/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 18, 2014

SIGNATURE	TITLE	DATE

/s/ R SAM CHRISTENSEN R Sam Christensen	Director	November 18, 2014
/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 18, 2014
/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 18, 2014
/s/ SYLVIA SUMMERS Sylvia Summers	Director	November 18, 2014
/s/ THOMAS N. CHIEFFE Thomas N. Chieffe	Director	November 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2013 and 2014 and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Headwaters Incorporated's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 18, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Costa Mesa, California
November 18, 2014

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$75,316	$152,542
Trade receivables, net	109,868	119,330
Inventories	37,383	50,633
Deferred income taxes	14,036	11,076
Other	7,280	10,536

Total current assets	243,883	344,117

Property, plant and equipment, net	159,619	182,111

Other assets:
Goodwill	137,198	175,586
Intangible assets, net	139,797	159,863
Other	43,512	41,750

Total other assets	320,507	377,199

Total assets	$724,009	$903,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,810	$27,026
Accrued personnel costs	47,746	48,902
Accrued interest	16,077	18,273
Current income taxes	120	368
Other accrued liabilities	55,268	41,757
Current portion of long-term debt	7,553	0

Total current liabilities	148,574	136,326

Long-term liabilities:
Long-term debt	449,420	599,579
Income taxes	24,637	23,242
Other	16,968	28,586

Total long-term liabilities	491,025	651,407

Total liabilities	639,599	787,733

Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiary	0	13,252
Stockholders' equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,149 shares at September 30, 2013 (including 65 shares held in treasury) and 73,510 shares at September 30, 2014 (including 61 shares held in treasury)	73	74
Capital in excess of par value	720,828	723,648
Retained earnings (accumulated deficit)	(635,972)	(620,688)
Treasury stock	(519)	(592)

Total stockholders' equity	84,410	102,442

Total liabilities and stockholders' equity	$724,009	$903,427

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
(in thousands, except per-share amounts)	2012	2013	2014
Revenue:
Light building products	$339,632	$394,324	$472,434
Heavy construction materials	281,672	293,000	309,337
Energy technology	11,483	15,252	9,676

Total revenue	632,787	702,576	791,447
Cost of revenue:
Light building products	241,669	283,128	336,283
Heavy construction materials	210,158	219,996	224,888
Energy technology	5,893	6,970	4,583

Total cost of revenue	457,720	510,094	565,754

Gross profit	175,067	192,482	225,693
Operating expenses:
Amortization	20,675	20,230	21,319
Selling, general and administrative	119,989	117,841	137,650

Total operating expenses	140,664	138,071	158,969

Operating income	34,403	54,411	66,724
Other income (expense):
Net interest expense	(52,678)	(42,566)	(46,329)
Other, net	(7,493)	364	(348)

Total other income (expense), net	(60,171)	(42,202)	(46,677)

Income (loss) from continuing operations before income taxes	(25,768)	12,209	20,047
Income tax provision	(661)	(3,924)	(3,574)

Income (loss) from continuing operations	(26,429)	8,285	16,473
Loss from discontinued operations, net of income taxes	(35,819)	(1,148)	(415)

Net income (loss)	(62,248)	7,137	16,058
Net income attributable to non-controlling interest	0	0	(774)

Net income (loss) attributable to Headwaters Incorporated	$(62,248)	$7,137	$15,284

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.43)	$0.12	$0.21
From discontinued operations	(0.59)	(0.02)	(0.01)

	$(1.02)	$0.10	$0.20

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)

						Total stockholders' equity (net capital deficiency)
	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Treasury stock and other
(in thousands)	Shares	Amount
Balances as of September 30, 2011	60,947	$61	$637,547	$(580,861)	$(11)	$56,736
Issuance of common stock pursuant to employee stock purchase plan	212	0	635			635
Restricted stock cancellations	(13)	0				0
Stock-based compensation			1,737			1,737
24 share increase in treasury stock held for deferred compensation plan obligations, at cost			128		(128)	0
Other					11	11
Net loss for the year ended September 30, 2012				(62,248)		(62,248)

Balances as of September 30, 2012	61,146	61	640,047	(643,109)	(128)	(3,129)

Issuance of common stock, net of offering costs of $5,418	11,500	12	77,945			77,957
Issuance of common stock pursuant to employee stock purchase plan	101	0	742			742
Exercise of stock appreciation rights and restricted stock units	250	0				0
Issuance of restricted stock, net of cancellations	152	0				0
Stock-based compensation			1,703			1,703
Net 41 share increase in treasury stock held for deferred compensation plan obligations, at cost			391		(391)	0
Net income for the year ended September 30, 2013				7,137		7,137

Balances as of September 30, 2013	73,149	73	720,828	(635,972)	(519)	84,410

Issuance of common stock pursuant to employee stock purchase plan	78	1	758			759
Issuance of restricted stock, net of cancellations	150	0				0
Exercise of stock appreciation rights and restricted stock units	133	0				0
Stock-based compensation			2,165			2,165
Net 4 share decrease in treasury stock held for deferred compensation plan obligations, at cost			73		(73)	0
Adjustment of estimated redemption value of non-controlling interest in consolidated subsidiary			(176)			(176)
Net income attributable to Headwaters Incorporated for the year ended September 30, 2014				15,284		15,284

Balances as of September 30, 2014	73,510	$74	$723,648	$(620,688)	$(592)	$102,442

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$(62,248)	$7,137	$16,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,481	52,317	55,134
Interest expense related to amortization of debt issue costs and debt discount	14,184	5,841	2,175
Stock-based compensation	1,737	1,703	2,165
Deferred income taxes	198	698	1,666
Net loss (gain) on disposition of property, plant and equipment	(538)	(649)	95
Loss (gain) on sale of discontinued operations, net of income taxes	(267)	55	(2,727)
Asset impairments	13,166	0	1,815
Net loss of unconsolidated joint ventures	9,314	0	529
Gain on convertible debt repayments	(2,479)	(35)	0
Decrease (increase) in trade receivables	(9,792)	(5,035)	517
Decrease (increase) in inventories	2,954	2,221	(2,347)
Increase (decrease) in accounts payable and accrued liabilities	27,443	(4,218)	(13,225)
Other changes in operating assets and liabilities, net	1,016	(1,472)	(1,478)

Net cash provided by operating activities	46,169	58,563	60,377

Cash flows from investing activities:
Business acquisitions	(996)	(43,250)	(94,998)
Investments in unconsolidated joint ventures	0	0	(1,875)
Proceeds from sale of investments in unconsolidated joint ventures	18,522	0	0
Purchase of property, plant and equipment	(26,447)	(29,119)	(35,799)
Proceeds from disposition of property, plant and equipment	1,261	791	905
Proceeds from sale of discontinued operations	2,000	4,813	4,666
Net decrease (increase) in long-term receivables and deposits	(42)	(1,171)	7,445
Net change in other assets	(706)	(437)	(2,162)

Net cash used in investing activities	(6,408)	(68,373)	(121,818)

Cash flows from financing activities:
Net proceeds from issuance of common stock	0	77,957	0
Net proceeds from issuance of long-term debt	0	0	146,650
Payments on long-term debt	(36,334)	(47,355)	(7,792)
Debt issue costs	(1,090)	0	0
Dividends paid to non-controlling interest in consolidated subsidiary	0	0	(950)
Employee stock purchases	635	742	759

Net cash provided by (used in) financing activities	(36,789)	31,344	138,667

Net increase in cash and cash equivalents	2,972	21,534	77,226
Cash and cash equivalents, beginning of year	50,810	53,782	75,316

Cash and cash equivalents, end of year	$53,782	$75,316	$152,542

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$1,467	$0	$2,614
Exchange of convertible senior subordinated notes	49,791	0	0
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,878	$37,290	$42,572
Cash paid for income taxes	1,391	2,537	1,729

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. Description of Business and Organization

        Headwaters Incorporated (Headwaters) is a building products company incorporated in Delaware, providing products and services in the light and heavy building materials segments. Headwaters' vision is to improve lives through innovative advancements in construction materials.

        The light building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and concrete block. Revenues from Headwaters' light building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodel markets, as well as commercial construction markets.

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

        In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. In oil, Headwaters' heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 5, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and the results of Headwaters' coal cleaning operations have been presented as discontinued operations for all periods.

        Headwaters' fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters' fiscal year rather than a calendar year.

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of ASC Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. As of September 30, 2014, there are no material variable interest entities or equity-method investments. All significant intercompany transactions and accounts are eliminated in consolidation.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

        Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. Additional information about these segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and less than 10% of Headwaters' revenue was from sales outside the United States. Approximately 13%, 12% and 10% of Headwaters' total revenue and cost of revenue was for services in 2012, 2013 and 2014, respectively. Substantially all service-related revenue for all periods was in the heavy construction materials segment. Headwaters normally purchases a majority of the polypropylene and poly vinyl chloride (PVC) used in its resin-based building products from a single supplier; however, polypropylene and PVC could be obtained from other suppliers if necessary and management currently believes any such change in suppliers would not be materially disruptive.

        Revenue Recognition and Cost of Revenue—Revenue from the sale of light building products, CCPs and energy-related products is recognized upon passage of title to the customer, which coincides with physical delivery and assumption of risk of loss by the customer. Estimated sales rebates and discounts pertaining to the sale of building products are provided for at the time of sale and are based primarily upon established policies and historical experience. Revenues include transportation charges and shipping and handling fees associated with delivering products and materials to customers when the transportation and/or shipping and handling is contractually provided for between the customer and Headwaters. Cost of revenue includes shipping and handling fees.

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

September 30, 2014

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

        Intangible Assets and Goodwill—Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. With the exception of certain indefinite-lived trade names, intangible assets are amortized using the straight-line method, Headwaters' best estimate of the pattern of economic benefit, over their estimated useful lives. Goodwill consists of the excess of the purchase price for acquired businesses over the fair value of assets acquired, net of liabilities assumed. As described in more detail in Note 7, in accordance with ASC Topic 350 Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment. Amortizable intangible assets are tested for impairment only when an indicator of impairment exists.

        Valuation of Long-Lived Assets—Headwaters evaluates the carrying value of long-lived assets, including amortizable intangible assets, as well as the related depreciation and amortization periods, to determine whether adjustments to carrying amounts or to estimated useful lives are required based on current events and circumstances. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flow from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. As more fully described in Note 5, in 2012 there was a significant asset impairment charge for long-lived assets in the discontinued coal cleaning business.

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

September 30, 2014

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

        Headwaters formally documents all hedge transactions at inception of the contract, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking the derivatives that are designated as hedges to specific assets, liabilities, firm commitments or forecasted transactions. Headwaters also formally assesses the effectiveness of any hedging instruments on an ongoing basis. Historically, Headwaters has entered into hedge agreements primarily to limit its exposure for interest rate movements and certain commodity price fluctuations.

        In connection with the issuance of 2.50% convertible senior subordinated notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price. This convertible note hedge terminated when the notes were repaid in full in the March 2014 quarter. Since that time, and as of September 30, 2014, Headwaters has had no material hedge agreements or other derivatives in place.

        Asset Retirement Obligations—From time to time Headwaters incurs asset retirement obligations associated with the restoration of certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset's useful life. As of September 30, 2013 and 2014, CCP asset retirement obligations totaled $0. However, as described in Note 5, Headwaters has recorded a liability for one of the reclamation obligations assumed by the buyer of a cleaning facility which was sold in 2013, but for which Headwaters remains contingently liable.

        Income Taxes—Headwaters files a consolidated federal income tax return with substantially all of its subsidiaries. Income taxes are determined on an entity-by-entity basis and are accounted for in accordance with ASC Topic 740 Income Taxes. Headwaters recognizes deferred tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in income tax returns. Deferred tax assets or liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized. Deferred income tax assets are periodically reviewed for recoverability based on current events, and valuation allowances are provided as necessary. Expenses for interest and penalties related to income taxes are classified within the income tax provision.

        Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

2. Summary of Significant Accounting Policies (Continued)

advertising costs were approximately $5.9 million, $6.2 million and $8.0 million in 2012, 2013 and 2014, respectively.

        Warranty Costs—Provision is made for warranty costs at the time of sale, based upon established policies and historical experience. Warranty costs were approximately $1.2 million, $1.5 million and $1.8 million in 2012, 2013 and 2014, respectively.

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

        Headwaters recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes-Merton option pricing model (B-S-M model), adjusted where necessary to account for specific terms of awards that the B-S-M model does not have the capability to consider; for example, awards which have a cap on allowed appreciation. For such awards, the output determined by the B-S-M model has been reduced by an amount determined by a Quasi-Monte Carlo simulation to reflect the reduction in fair value associated with the appreciation cap or other award feature.

        The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the "graded vesting" or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 1% to 3% during the periods presented. As of September 30, 2014, the estimated forfeiture rate for most unvested awards was 1% per year.

        Earnings per Share Calculation—Earnings per share (EPS) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

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

        Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. For Headwaters, the mandatory adoption date of ASC 606 is October 1, 2017 and there are two methods of adoption allowed, either a "full" retrospective adoption or a "modified" retrospective adoption. Headwaters is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

3. Segment Reporting

        Headwaters currently operates three business segments: light building products, heavy construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the light building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the heavy construction materials segment consist primarily of CCP sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. Historically, revenues for the energy technology segment consisted primarily of coal sales; however, as described in Note 5, Headwaters sold all of its coal cleaning facilities in 2012 and 2013. Coal sales revenue and results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Intersegment sales are immaterial.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

3. Segment Reporting (Continued)

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

3. Segment Reporting (Continued)

	2013
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$394,324	$293,000	$15,252	$0	$702,576

Depreciation and amortization	$(37,065)	$(12,809)	$(2,153)	$(290)	$(52,317)

Operating income (loss)	$34,194	$43,519	$(1,939)	$(21,363)	$54,411

Net interest expense					(42,566)
Other income (expense), net					364
Income tax provision					(3,924)

Income from continuing operations					8,285
Loss from discontinued operations, net of income taxes					(1,148)

Net income					$7,137

Capital expenditures	$21,455	$4,851	$634	$2,179	$29,119

Segment assets	$306,686	$358,684	$34,509	$24,130	$724,009

	2014
(in thousands)	Light building products	Heavy construction materials	Energy technology	Corporate	Totals
Segment revenue	$472,434	$309,337	$9,676	$0	$791,447

Depreciation and amortization	$(39,425)	$(13,706)	$(1,731)	$(272)	$(55,134)

Operating income (loss)	$46,888	$51,503	$(6,829)	$(24,838)	$66,724

Net interest expense					(46,329)
Other income (expense), net					(348)
Income tax provision					(3,574)

Income from continuing operations					16,473
Loss from discontinued operations, net of income taxes					(415)

Net income					$16,058

Capital expenditures	$25,307	$5,721	$473	$4,298	$35,799

Segment assets	$411,968	$325,140	$22,674	$143,645	$903,427

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

4. Acquisitions

        Kleer Lumber—On December 31, 2012, a subsidiary of Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the light building products industry. Kleer Lumber's results of operations have been included with Headwaters' consolidated results beginning January 1, 2013.

        Kleer Lumber is a manufacturer of high quality cellular PVC products, primarily trim board, but also millwork, sheet stock, paneling, and moulding. Headwaters believes the demand for cellular PVC building products is growing due to the ability to cut, mill, shape, and install in the same manner as wood products, but with the added benefit of cellular PVC requiring significantly less maintenance than wood. Kleer Lumber distributes its products to independent lumber yards located primarily in the Northeast and Mid-Atlantic states.

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

        Entegra—On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile Acquisition, LLC, a privately-held Florida-based company in the light building products industry, which markets its products primarily under the Entegra brand. Entegra's results of operations have been included with Headwaters' consolidated results beginning December 13, 2013.

        Entegra is a leading manufacturer of concrete roof tiles and accessories which are sold primarily into the Florida market. The acquisition of Entegra provides additional product offerings to Headwaters' current roofing products portfolio. Headwaters believes the strategic location of Entegra's centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

4. Acquisitions (Continued)

distribution within the Florida market, which is one of the fastest growing states in the U.S. in terms of population.

        Total consideration paid for Entegra was approximately $57.5 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for 2014. Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Entegra for a stipulated multiple of EBITDA adjusted for certain prescribed items. This call right is exercisable at any time after five years following the date of acquisition, unless certain defined events occur prior to that time, in which case the right is exercisable earlier. The non-controlling owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA adjusted for certain prescribed items. This put right is exercisable at any time after 18 months following the date of acquisition, unless certain defined events under Headwaters' control occur prior to that time, in which case the right is exercisable earlier.

        The Entegra acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Current assets	$8,261
Current liabilities	(3,422)
Property, plant and equipment	10,589
Intangible assets:
Customer relationships (15 year life)	20,600
Trade name (indefinite life)	6,600
Goodwill	28,156

Net assets acquired	70,784
Less redeemable non-controlling interest	(13,252)

Net assets attributable to Headwaters	$57,532

        Entegra's future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years.

        Gerard—On May 16, 2014, Headwaters acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, L.P., which products are marketed under the Gerard and Allmet brands. Gerard's results of operations are being reported within the light building products segment and have been included with Headwaters' consolidated results beginning May 16, 2014.

        Gerard is one of the largest manufacturers of stone coated metal roofing materials in the U.S. and sells seven primary metal profiles. These niche roofing products combine profiles resembling tile, shake, or slate with a fire proof material and a low lifetime installed cost. The acquisition of Gerard increases

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

4. Acquisitions (Continued)

the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of focus for Headwaters. With the addition of Gerard, Headwaters now has three product categories in niche roofing, including resin-based composite, concrete, and metal, which could increase opportunities for cross selling. Besides broadening the niche roofing product lines, Gerard also expands Headwaters geographic footprint in the roofing category.

        Total consideration paid for Gerard was approximately $27.0 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for 2014.

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

(in thousands)
Current assets	$9,195
Current liabilities	(1,869)
Property, plant and equipment	8,314
Intangible assets:
Customer relationships (15 year life)	4,000
Trade name (indefinite life)	3,900
Goodwill	7,332
Long-term liabilities	(3,906)

Net assets acquired	$26,966

        The process of identifying and valuing the intangible assets that were acquired has not been completed. When the intangible assets have been identified and valued, and estimated useful lives are determined, amortization of those intangible assets will be adjusted effective as of May 16, 2014. Gerard's future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

        Other—During the March 2014 quarter, Headwaters acquired the assets of a company in the heavy construction materials industry located in the Northeast U.S. for initial cash consideration of approximately $3.1 million. This acquisition increased Headwaters' supply of fly ash and bottom ash, improving its competitive position in that region. During the September 2014 quarter, Headwaters acquired the assets of another company in the heavy construction materials industry located in the Southeast U.S. for cash consideration of approximately $7.4 million. This acquisition has increased Headwaters' supply of ash products produced by industrial boilers and has strengthened the ability to meet customers' needs along the Gulf Coast.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

4. Acquisitions (Continued)

        Headwaters' goodwill from all acquisitions plus all indefinite-lived trade names are tested for impairment annually. In addition, all acquired goodwill and intangible assets are subject to review for impairment if indicators of impairment develop in the future.

        Combined Financial Information—The actual revenue included in Headwaters' statements of operations for 2013 and 2014 from all of the above acquisitions was approximately $28.6 million and $47.6 million, respectively, and the actual earnings (including non-controlling interest) included in Headwaters' statements of operations for 2013 and 2014 was approximately $1.6 million and $5.2 million, respectively. The following unaudited information presents the pro forma consolidated revenue and net income (loss) for Headwaters for the years indicated as if the 2013 Kleer Lumber acquisition had been included in Headwaters' consolidated results of operations beginning October 1, 2011 and the 2014 acquisitions had been included in Headwaters' consolidated results of operations beginning October 1, 2012.

Unaudited (in thousands)	2012	2013	2014
Revenue	$670,682	$784,395	$827,574
Net income (loss)	(63,095)	12,387	19,909

        The above unaudited pro forma results have been calculated by combining the historical results of Headwaters and the acquisitions as if the 2013 Kleer Lumber acquisition had occurred on October 1, 2011 and the 2014 acquisitions had occurred on October 1, 2012, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results include estimates for intangible asset amortization which is subject to change when the final asset values have been determined. The pro forma results reflect the following 2013 expenses in 2012 instead of in 2013: $0.9 million of direct acquisition costs, $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and $0.3 million of other costs; and also reflect the following 2014 expenses in 2013 instead of in 2014: $0.7 million of direct acquisition costs and $1.2 million of nonrecurring expense related to the fair value adjustments to acquisition-date inventories. For all periods presented, historical depreciation and amortization expense of the acquired companies was adjusted to reflect the acquisition date fair value amounts of the related assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisitions to Headwaters' accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

        Non-controlling Interest in Consolidated Subsidiary—As described above, Headwaters acquired 80% of the equity interests of Entegra, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is not deemed to be a freestanding financial instrument and because it is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders' equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

4. Acquisitions (Continued)

        Because there is no fixed or probable redemption date for the put right, Headwaters adjusts quarterly the carrying value of the non-controlling interest to reflect its estimated redemption value at each period end. Estimated redemption value is calculated primarily using the EBITDA formula described previously for determining the price that would be paid if the put right were to have been exercised at the end of the reporting period, except that the adjusted carrying amount cannot be decreased below the original acquisition date redemption amount.

        The following table summarizes the activity of the non-controlling interest during 2014.

(in thousands)
Estimated fair value as of acquisition date	$13,252
Net income attributable to non-controlling interest	774
Dividends	(950)
Adjustment of estimated redemption value	176

Balance as of September 30, 2014	$13,252

5. Discontinued Operations

        In September 2011, the Board of Directors committed to a plan to sell Headwaters' coal cleaning business, which was part of the energy technology segment. At that time the business met all of the criteria for classification as held for sale and presentation as a discontinued operation. Following the sale of all remaining coal cleaning facilities in January 2013, there are no remaining assets held for sale. The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is presented in the following table.

(in thousands)	2012	2013	2014
Revenue	$22,268	$4,386	$0

Loss from operations of discontinued operations before income taxes	$(36,210)	$(3,752)	$(3,175)
Gain (loss) on disposal	267	(55)	2,727
Income tax benefit	124	2,659	33

Loss from discontinued operations, net of income taxes	$(35,819)	$(1,148)	$(415)

        In 2012, Headwaters recorded an impairment charge related to the coal cleaning business totaling $13.0 million. In 2013, Headwaters recognized a tax benefit of approximately $2.7 million, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed. Headwaters sold all of its coal cleaning facilities in 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions have been recognized, including the reported amounts reflected in the table above. Headwaters currently expects that additional adjustments to the estimated gains and losses may

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

5. Discontinued Operations (Continued)

be recognized in the future as certain contingencies are resolved. The loss from operations reflected in the table includes expenses for certain litigation which commenced prior to disposal of the business.

        For all sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods when such amounts are received. During 2014, Headwaters received approximately $4.7 million in deferred purchase price payments, royalties and the collection of certain receivables which had been reserved.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of September 30, 2014, Headwaters remains contingently liable for one of the assumed obligations and has accrued approximately $8.0 million to meet that contingent liability as necessary. Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain.

        Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

6. Current Assets and Current Liabilities

        Receivables—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2014.

(in thousands)	Balance at beginning of year	Charged to expense	Accounts written off	Balance at end of year
2012	$2,938	$532	$(1,047)	$2,423
2013	2,423	1,302	(948)	2,777
2014	2,777	2,022	(1,261)	3,538

        In addition to the allowance for trade receivables, in 2013 Headwaters had additional activity of approximately $9.0 million in the allowance account for other receivables, all related to amounts owed to Headwaters by one of the buyers of some of the coal cleaning facilities described in Note 5. This $9.0 million addition represented a 100% reserve on a note receivable and other payments contractually agreed to by the buyer as of September 30, 2013, given the level of uncertainty of collection from the buyer. In 2014, approximately $2.0 million of the $9.0 million receivable was collected, which amount was reflected as gain on disposal from discontinued operations.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

6. Current Assets and Current Liabilities (Continued)

        Inventories—Inventories consisted of the following at September 30:

(in thousands)	2013	2014
Raw materials	$9,909	$12,017
Finished goods	27,474	38,616

	$37,383	$50,633

        Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2013	2014
Products and services received but not yet invoiced	$24,355	$19,870
Litigation	16,012	2,795
Other	14,901	19,092

	$55,268	$41,757

7. Long-Lived Assets

        Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands of dollars)	Estimated useful lives	2013	2014
Land and improvements	15 - 40 years	$11,359	$15,298
Buildings and improvements	5 - 40 years	61,760	69,018
Equipment and vehicles	3 - 20 years	204,438	222,800
Dies and molds	3 - 20 years	79,248	83,299
Construction in progress	—	11,608	16,402

		368,413	406,817
Less accumulated depreciation		(208,794)	(224,706)

Net property, plant and equipment		$159,619	$182,111

        Depreciation expense was approximately $30.8 million, $32.1 million and $33.8 million in 2012, 2013 and 2014, respectively.

        Intangible Assets—With the exception of certain indefinite-lived trade names, Headwaters' identified intangible assets are being amortized over the estimated useful lives shown in the table

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

7. Long-Lived Assets (Continued)

below. The table also summarizes the gross carrying amounts and related accumulated amortization of all intangible assets as of September 30:

		2013		2014
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	Indefinite	$4,800	—	$15,300	—
CCP contracts	15 - 20 years	106,400	$58,699	112,300	$64,192
Customer relationships	5 - 17 years	83,564	44,129	107,953	50,355
Trade names	5 - 20 years	67,790	30,502	67,220	33,394
Patents and patented technologies	5 - 19 years	55,099	46,954	14,526	11,686
Other	3 - 17 years	3,960	1,532	3,935	1,744

		$321,613	$181,816	$321,234	$161,371

        Total amortization expense related to intangible assets was approximately $20.7 million, $20.2 million and $21.3 million in 2012, 2013 and 2014, respectively. Total estimated annual amortization expense for 2015 through 2019 is shown in the following table.

Year ending September 30:	(in thousands)
2015	$17,827
2016	17,570
2017	16,692
2018	16,643
2019	15,614

        Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2014.

(in thousands)	Light building products	Heavy construction materials	Total
Balances as of September 30, 2012	$672	$115,999	$116,671
Goodwill related to 2013 acquisition	20,527	0	20,527

Balances as of September 30, 2013	$21,199	$115,999	$137,198
Goodwill related to 2014 acquisitions	35,488	2,900	38,388

Balances as of September 30, 2014	$56,687	$118,899	$175,586

        Impairment Testing—In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, Headwaters does not amortize goodwill or indefinite-lived intangible assets, all of which relate to acquisitions. However, Headwaters is required to periodically test these assets for impairment, at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing during the fourth quarter of its fiscal year using a June 30 test

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

7. Long-Lived Assets (Continued)

date and a one- to three-step process. Headwaters' reporting units for purposes of impairment testing are the same as its operating segments.

        Under new accounting rules adopted in 2012, Headwaters evaluates qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step impairment test. This qualitative evaluation is commonly referred to as "step 0." After assessing the appropriate qualitative factors, only if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, is it necessary to perform step 1.

        Step 1 of the impairment testing consists of determining and comparing the fair value of a reporting unit, calculated primarily using discounted expected future cash flows, to the carrying value of the reporting unit. If step 1 is failed for a reporting unit, indicating a potential impairment, Headwaters is required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill and indefinite-lived intangible assets, and compare that value to the carrying value. If the carrying value of goodwill and indefinite-lived assets exceeds the implied fair value, an impairment loss is required to be recorded.

        For all years presented, Headwaters performed a step 0 qualitative evaluation for both the heavy construction materials and light building products reporting units and concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill and indefinite-lived assets. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

8. Long-Term Debt

        The total undiscounted face amount of Headwaters' outstanding long-term debt was approximately $457.5 million as of September 30, 2013 and $599.8 million as of September 30, 2014. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	2013	2014
7-5/8% Senior secured notes, due April 2019	$400,000	$400,000
7 1/4% Senior notes, due January 2019	0	150,000
Convertible senior subordinated notes:
2.50%, repaid in February 2014 (face amount $7,687), net of discount	7,553	0
8.75%, due February 2016 (face amount $49,791), net of discount	49,420	49,579

Total convertible senior subordinated notes, net of applicable discounts	56,973	49,579

Carrying amount of long-term debt, net of discounts	456,973	599,579
Less current portion	(7,553)	0

Long-term debt	$449,420	$599,579

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

8. Long-Term Debt (Continued)

        7-5/8% Senior Secured Notes—In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver described below, currently consisting of certain trade receivables and inventories of Headwaters' light building products and heavy construction materials segments. The notes are senior in priority to the 7 1/4% senior notes described below to the extent of the value of the assets securing the 7-5/8% notes, and are senior to all other outstanding and future subordinated debt.

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

        The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2014.

        7 1/4% Senior Notes—In December 2013, Headwaters issued $150.0 million of 7 1/4% senior notes for net proceeds of approximately $146.7 million. The 7 1/4% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are effectively subordinate in priority to the 7-5/8% senior secured notes and the ABL Revolver to the extent of the value of the assets securing such debt, and are senior to all other outstanding and future subordinated debt.

        Headwaters can redeem the 7 1/4% notes, in whole or in part, at any time after January 15, 2016 at redemption prices ranging from 103.625% to 100.0%, depending on the redemption date. In addition, until January 15, 2016, Headwaters can redeem at a price of 107.25% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem any of the notes at any time prior to January 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

        The 7 1/4% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of September 30, 2014.

        ABL Revolver—Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of September 30, 2014. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters' light building products and heavy construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

8. Long-Term Debt (Continued)

lenders have a second priority position on substantially all other assets of Headwaters. As of September 30, 2014, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.4 million for various purposes and had availability under the ABL Revolver of approximately $60.6 million.

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

        Outstanding borrowings under the ABL Revolver accrue interest at Headwaters' option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters' average net excess availability under the ABL; or ii) the "Base Rate" plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of September 30, 2014, the interest rate on those borrowings would have been approximately 2.0%.

        The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of September 30, 2014.

        2.50% Convertible Senior Subordinated Notes Due 2014—The 2.50% convertible senior subordinated notes matured and were fully repaid in February 2014. In 2012, Headwaters issued approximately $49.8 million of new 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes, plus a cash payment of approximately $0.6 million. The unamortized balances of debt discount and debt issue costs related to the $49.8 million of retired 2.50% notes, aggregating approximately $4.5 million, were written off and charged to interest expense. Also in 2012, Headwaters repurchased and canceled $16.0 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $13.5 million. The $2.5 million gain was recorded in other income. Accelerated debt discount and debt issue costs aggregating approximately $1.6 million were charged to interest expense. In 2013, Headwaters repurchased and canceled approximately $47.4 million in aggregate principal amount of the 2.50% notes for cash consideration of approximately $47.7 million. The premiums and accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

8. Long-Term Debt (Continued)

        Headwaters' Chairman and CEO was a holder of $1.15 million of the 2.50% notes that were exchanged for 8.75% notes, which exchange was approved by the Board of Directors and occurred under the same terms as for the other exchange participants.

        8.75% Convertible Senior Subordinated Notes Due 2016—As noted above, in 2012 Headwaters issued approximately $49.8 million of 8.75% convertible senior subordinated notes in exchange for cancellation of an equal amount of outstanding 2.50% notes. The 8.75% notes have a maturity date of February 2016 with no early redemption options for either Headwaters or the holders of the notes (except for certain allowed open market purchases). The conversion rate for the 8.75% notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters is required to pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters' common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as "fundamental changes."

        The 8.75% notes are convertible at the option of the holders prior to December 1, 2015 if any of the following criteria are met: 1) during any fiscal quarter the closing price of Headwaters' common stock exceeds $38.32 per share for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; 2) during the five-business-day period after any ten-consecutive-trading-day period, the notes trade at less than 98% of the product of the common stock trading price and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the notes; or 3) upon the occurrence of specified corporate transactions. The 8.75% notes are convertible on or after December 1, 2015 regardless of the foregoing circumstances. If a fundamental change in common stock occurs, including termination of trading, holders may require Headwaters to repurchase the notes at a price equal to the principal amount plus any accrued interest.

        Other Convertible Senior Subordinated Notes—In addition to the 2.50% notes and 8.75% notes described above, Headwaters had other issues of convertible senior subordinated notes outstanding at various times during 2012. All of the outstanding balances of these notes were repaid on or before their maturity dates. Early repayments often required premiums and the acceleration of recognition of unamortized debt discount and debt issue costs. All such premiums and additional interest expense related to these former notes totaled approximately $2.5 million in 2012.

        Interest and Debt Maturities—During 2012, Headwaters incurred total interest costs of approximately $53.4 million, including approximately $14.2 million of non-cash interest expense. During 2013, Headwaters incurred total interest costs of approximately $42.9 million, including approximately $5.8 million of non-cash interest expense. During 2014, Headwaters incurred total interest costs of approximately $46.9 million, including approximately $2.2 million of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.7% at September 30, 2013 and 7.6% at September 30, 2014.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

8. Long-Term Debt (Continued)

        Future maturities of long-term debt as of September 30, 2014, are shown in the following table.

Year ending September 30,	(in thousands)
2016	$49,791
2019	550,000

Total long-term debt	$599,791

9. Fair Value of Financial Instruments

        Headwaters' material financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except long-term debt are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

        All of Headwaters' outstanding long-term debt as of September 30, 2013 and 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters' long-term debt as of September 30, 2013 would have been approximately $484.0 million, compared to a carrying value of $457.5 million, and the aggregate fair value as of September 30, 2014 would have been approximately $626.0 million, compared to a carrying value of $599.6 million.

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

10. Income Taxes

        Headwaters recorded income tax expense of approximately $0.7 million, $3.9 million and $3.6 million in 2012, 2013 and 2014, respectively. For all years presented, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets, except to the extent of earnings in 2013 and 2014. The reported income tax rate of (3)% for 2012 was due to the combination of not recognizing benefit for pre-tax losses and tax credits, but recognizing current state income taxes in certain state jurisdictions where Headwaters generated taxable income. The reported 32% and 18% rates for 2013 and 2014 were also due primarily to state income taxes in certain state jurisdictions. In 2013, Headwaters recognized a tax benefit of approximately $2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed.

        A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon Headwaters' ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

10. Income Taxes (Continued)

tax jurisdiction. Headwaters has considered the following possible sources of taxable income when assessing the realization of its deferred tax assets:

  •
  future reversals of existing taxable temporary differences;

  •
  future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

  •
  tax-planning strategies; and

  •
  taxable income in prior carryback years.

        Headwaters considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

  •
  Current forecasts indicate that Headwaters' will generate pre-tax income and taxable income in the future.

  •
  A majority of Headwaters' tax attributes have significant carryover periods of 20 years or more.

Negative evidence:

  •
  Headwaters has a three-year cumulative loss as of September 30, 2014.

  •
  Headwaters operates in cyclical industries that are difficult to forecast.

        Headwaters places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that Headwaters does not meet the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During 2015, Headwaters may realize a three-year cumulative profit on a consolidated basis. If this occurs, Headwaters will also consider the other factors described above in evaluating the continued need for a full, or partial, valuation allowance.

        All of the factors Headwaters is considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of "cumulative losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because Headwaters' financial results are significantly dependent upon industry trends, including the new residential, repair and remodel, and infrastructure construction markets. Most of the markets in which Headwaters participates are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact Headwaters' results of operations in the period of reversal.

        As of September 30, 2014, Headwaters' NOL and capital loss carryforwards totaled approximately $70.3 million (tax effected). The U.S. and state NOLs expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of September 30, 2014, which expire from 2028 to 2034.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

10. Income Taxes (Continued)

        The income tax provision consisted of the following for the years ended September 30:

(in thousands)	2012	2013	2014
Current tax benefit (provision):
Federal	$1,267	$(1,292)	$65
State	(1,717)	(1,934)	(1,973)

Total current tax provision	(450)	(3,226)	(1,908)
Deferred tax provision:
Federal	(211)	(698)	(1,666)
State	0	0	0

Total deferred tax provision	(211)	(698)	(1,666)

Total income tax provision	$(661)	$(3,924)	$(3,574)

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2012	2013	2014
Tax benefit (provision) at U.S. statutory rate	$9,019	$(4,273)	$(7,016)
State income taxes, net of federal tax effect	(1,717)	(1,934)	(1,973)
Valuation allowance	(8,913)	3,955	7,994
Non-deductible executive compensation	0	0	(1,242)
Unrecognized tax benefits	1,268	(1,245)	101
Other	(318)	(427)	(1,438)

Income tax provision	$(661)	$(3,924)	$(3,574)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

10. Income Taxes (Continued)

        The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2013	2014
Deferred tax assets:
NOL and capital loss carryforwards	$78,095	$70,320
Tax credit carryforwards	25,619	24,784
Estimated liabilities	14,165	15,925
Debt repurchase premium	15,503	12,711
Stock-based compensation	8,127	6,958
Deferred revenue	6,792	5,898
Reserves and allowances	5,805	4,860
Other	2,136	1,644
Valuation allowances	(127,418)	(119,424)

Total deferred tax assets	28,824	23,676
Deferred tax liabilities:
Property, plant and equipment basis differences	(26,065)	(20,483)
Goodwill and intangible asset basis differences	(2,759)	(3,193)
Indefinite lived intangible asset basis differences	(3,204)	(4,869)

Total deferred tax liabilities	(32,028)	(28,545)

Net deferred tax liability	$(3,204)	$(4,869)

        A reconciliation of the change in the amount of gross unrecognized income tax benefits is as follows.

(in thousands)	2012	2013	2014
Gross unrecognized income tax benefits at beginning of year	$8,312	$4,872	$4,552
Changes based on tax positions related to the current year	(370)	0	0
Increases for tax positions related to prior years	560	1,214	0
Reductions for tax positions related to prior years	(2,073)	(1,439)	0
Settlements	(65)	(16)	0
Lapse of statute of limitations	(1,492)	(79)	(55)

Gross unrecognized income tax benefits at end of year	$4,872	$4,552	$4,497

        During 2012, Headwaters released approximately $0.4 million of liabilities for interest and penalties. During 2013, Headwaters accrued approximately $0.3 million of liabilities for interest and penalties. During 2014, Headwaters accrued approximately $0.1 million of liabilities for interest and penalties and as of September 30, 2014, approximately $2.7 million was accrued for the payment of interest and penalties. Changes to the estimated liability for unrecognized income tax benefits during 2012 were primarily the result of an agreement reached with the IRS regarding its audit of 2009 and the expiration of statute of limitation time periods. Changes to the estimated liability during 2013 were primarily the result of additional state income tax reserves and the reversal in discontinued operations

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

10. Income Taxes (Continued)

of unrecognized income tax benefits related to the completion of the 2009 IRS audit, as noted previously. Changes to the estimated liability during 2014 were primarily the result of the expiration of statute of limitation time periods. As of September 30, 2014, approximately $4.6 million of unrecognized income tax benefits would affect the 2014 effective tax rate if released into income, due to the impact of the valuation allowance.

        The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2011 through 2013. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $1.0 million of Headwaters' unrecognized income tax benefits, primarily related to state taxes, will be released within the next 12 months, due to the expiration of statute of limitation time periods.

11. Equity Securities and Stock-Based Compensation

        Authorized Stock—In addition to the 200.0 million shares of authorized common stock, Headwaters also has 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2014 or at any time during the periods presented.

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

        Treasury Shares Held for Deferred Compensation Obligation—In accordance with the terms of the Directors' Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director's request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

11. Equity Securities and Stock-Based Compensation (Continued)

recognized. As of September 30, 2014, the treasury stock and related deferred compensation obligation had fair values of approximately $0.8 million, which was $0.2 million higher than the carrying values at cost.

        Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters' Board of Directors (the Committee) approved grants of approximately 1.2 million, 0.5 million and 0.5 million stock-based awards during 2012, 2013 and 2014, respectively. The awards consisted of stock-settled SARs and restricted stock granted to officers and employees. Subsequent to September 30, 2014, the Committee approved grants of approximately 0.3 million stock-based awards to officers and employees.

        All stock-based awards for the years 2012 through 2014 and subsequent thereto were granted under existing equity compensation plans, and all of the SARs vest over an approximate three-year period, have an exercise price equal to the fair market value of Headwaters' common stock on the dates of grant and a contractual term of 10 years. In addition, the vesting of the SARs was made subject to 60-day average stock price hurdles that precluded vesting unless the stock price exceeded by predetermined amounts the stock prices on the dates of grant, which thresholds must be reached prior to the final vest dates. The stock price thresholds for all of the SARs granted prior to September 30, 2014 have been met. When exercised by grantees, stock-settled SARs are settled in Headwaters' common stock. Headwaters has also granted cash-settled SARs as described in Note 14.

        Stock-Based Compensation—Stock-based compensation expense was approximately $1.7 million in both 2012 and 2013 and $2.2 million in 2014. The total income tax benefit recognized for stock-based compensation in the consolidated statements of operations was $0 for all years presented.

        Valuation Assumptions—The fair values of stock-settled SARs have been estimated using the B-S-M model. The following table summarizes the assumptions used in determining the fair values of these awards for the years indicated.

	2012	2013	2014
Expected stock volatility	65%	65%	60%
Risk-free interest rates	0.4% - 1.0%	0.8% - 1.2%	1.4% - 2.0%
Expected lives (beyond vest dates)	4 years	4 years	4 years
Dividend yield	0%	0%	0%

        Expected stock price volatility was estimated primarily using historical volatilities of Headwaters' stock. Implied volatilities of traded options on Headwaters' stock, volatility predicted by other models, and an analysis of volatilities used by other public companies in comparable lines of business to Headwaters were also considered. Risk-free interest rates used were the U.S. Treasury bond yields with terms corresponding to the expected terms of the awards being valued. In estimating expected lives, Headwaters considered the contractual and vesting terms of awards, along with historical experience; however, due to insufficient pertinent historical data from which to reliably estimate expected lives, Headwaters used estimates based on the "simplified method" set forth by the SEC in Staff Accounting Bulletins No. 107 and 110, where expected life is estimated by summing the award's vesting term and contractual term and dividing that result by two. Insufficient historical data from which to more reliably

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

11. Equity Securities and Stock-Based Compensation (Continued)

estimate expected lives is expected to exist for the foreseeable future due to the varying terms of awards granted in recent and past years, along with other factors.

        Equity Compensation Plans—Headwaters has five equity compensation plans under which outstanding awards have been granted, four of which have been approved by stockholders. In connection with stockholder approval of the newest plan, the 2010 Incentive Compensation Plan (2010 ICP), Headwaters agreed to not issue any additional stock-based awards under any of its other existing incentive compensation plans. In 2012, Headwaters' stockholders approved a 2.7 million share increase in the total number of shares of common stock available for issuance under the 2010 ICP, to 5.2 million shares. Following the grants of equity-based awards made subsequent to September 30, 2014, approximately 3.5 million shares were available for future grants under the 2010 ICP.

        Headwaters uses newly issued shares to meet its obligations to issue stock when awards are exercised. The Committee, or in its absence the full Board, administers and interprets all equity compensation plans. This Committee is authorized to grant stock-based awards and other awards both under the plans and outside of any plan to eligible employees, officers, directors, and consultants of Headwaters. Terms of awards granted under the plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Most outstanding awards granted under the plans vest over a three-year period, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

        Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2014.

(in thousands of shares)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	3,811	$7.51	3,912
Plan not approved by stockholders	292	14.14	0

Total	4,103	$7.98	3,912

        Headwaters has issued options not covered by any plan, though not since 2004, and none of those options remain outstanding as of September 30, 2014.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

11. Equity Securities and Stock-Based Compensation (Continued)

        Stock Options—The following table summarizes the activity for all of Headwaters' stock options.

(in thousands, except per-share amounts)	Shares	Weighted- average exercise price	Weighted-average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2011	1,547	$21.86
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(285)	17.02

Outstanding at September 30, 2012	1,262	$22.95	1.5	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(644)	18.66

Outstanding at September 30, 2013	618	$27.42	1.2	$0

Granted	0	$0.00
Exercised	0	0.00
Forfeited or expired	(437)	26.28

Outstanding at September 30, 2014	181	$30.17	1.0	$0

Exercisable at September 30, 2012	1,262	$22.95	1.5	$0

Exercisable at September 30, 2013	618	$27.42	1.2	$0

Exercisable at September 30, 2014	181	$30.17	1.0	$0

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

11. Equity Securities and Stock-Based Compensation (Continued)

        SARs—The following table summarizes the activity for all of Headwaters' stock-settled SARs.

(in thousands, except per-share amounts)	Shares	Weighted- average threshold price	Weighted-average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2011	2,892	$10.08
Granted	1,241	1.85
Exercised	(8)	4.28
Forfeited or expired	(231)	11.12

Outstanding at September 30, 2012	3,894	$7.41	6.7	$8,147

Granted	307	$6.79
Exercised	(322)	4.51
Forfeited or expired	(240)	12.93

Outstanding at September 30, 2013	3,639	$7.25	6.4	$13,157

Granted	314	$9.19
Exercised	(146)	5.18
Forfeited or expired	(77)	16.15

Outstanding at September 30, 2014	3,730	$7.31	5.7	$22,893

Exercisable at September 30, 2012	2,909	$9.18	6.0	$3,920

Exercisable at September 30, 2013	3,027	$8.01	6.0	$9,801

Exercisable at September 30, 2014	3,418	$7.21	5.5	$21,604

        The weighted-average grant-date fair value of SARs granted was $0.86, $3.38 and $4.40 in 2012, 2013 and 2014, respectively. The total intrinsic value of SARs exercised was approximately $0, $1.8 million and $1.1 million in 2012, 2013 and 2014, respectively.

        Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the SARs granted as reflected in the tables above, during 2012 through 2014 Headwaters also issued approximately 0.3 million shares of restricted common stock to officers and employees, all of which vests over an approximate three-year period. The restricted stock was issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

11. Equity Securities and Stock-Based Compensation (Continued)

recognized over the respective vesting periods, which also represent the requisite service periods. The following table summarizes the activity for Headwaters' nonvested restricted stock during 2014.

(in thousands of shares)	Shares	Weighted- average grant date fair value
Outstanding at beginning of year	102	$6.79
Granted	150	9.19
Vested	(101)	7.98
Forfeited	0

Outstanding at end of year	151	$8.38

        Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock and the ESPP was approximately $0.7 million in both 2012 and 2013 and $0.9 million in 2014.

        As of September 30, 2014, there was approximately $2.0 million of total compensation cost related to unvested awards not yet recognized, which will be recognized over a weighted-average period of approximately 1.8 years. Due to the grant of stock-based awards subsequent to September 30, 2014 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

12. Earnings Per Share

        The following table sets forth the computations of basic and diluted EPS for the years indicated, reflecting the amounts attributable to Headwaters and excluding the amounts attributable to the non-controlling interest in Entegra. In accordance with ASC 260, income (loss) from continuing operations for each period is used as the control number in determining whether potentially dilutive

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

12. Earnings Per Share (Continued)

common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

(in thousands, except per-share amounts)	2012	2013	2014
Numerator:
Income (loss) from continuing operations	$(26,429)	$8,285	$16,473
Income from continuing operations attributable to non-controlling interest	0	0	(774)
Adjustment of estimated redemption value of non-controlling interest	0	0	(176)

Numerator for basic and diluted earnings per share from continuing operations—income (loss) from continuing operations attributable to Headwaters Incorporated	(26,429)	8,285	15,523
Numerator for basic and diluted earnings per share from discontinued operations—income (loss) from discontinued operations, net of income taxes	(35,819)	(1,148)	(415)

Numerator for basic and diluted earnings per share—net income (loss) attributable to Headwaters Incorporated	$(62,248)	$7,137	$15,108

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	60,894	70,128	73,160
Effect of dilutive securities—shares issuable upon exercise of options and SARs and vesting of restricted stock	0	1,124	1,291

Denominator for diluted earnings per share—weighted-average shares outstanding after assumed exercises and vesting	60,894	71,252	74,451

Basic and diluted income (loss) per share from continuing operations	$(0.43)	$0.12	$0.21
Basic and diluted income (loss) per share from discontinued operations	(0.59)	(0.02)	(0.01)

Basic and diluted income (loss) per share	$(1.02)	$0.10	$0.20

Anti-dilutive securities not considered in diluted EPS calculation:
SARs	2,957	2,479	2,279
Stock options	1,356	906	446
Restricted stock	82	105	126

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

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

14. Commitments and Contingencies

        Commitments and contingencies as of September 30, 2014 not disclosed elsewhere, are as follows.

        Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. These leases, most of which are in the heavy construction materials segment, currently are set to expire in various years through 2024, but many have renewal options under which the lease term can be extended. Rental expense was approximately $33.3 million, $34.9 million and $33.4 million in 2012, 2013 and 2014, respectively. As of September 30, 2014, minimum rental payments due under these leases are as follows.

Year ending September 30:	(in thousands)
2015	$28,037
2016	20,325
2017	14,907
2018	10,030
2019	6,634
Thereafter	7,016

$86,949

        Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of CCP materials. Actual purchases under contracts with minimum requirements

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

were approximately $12.0 million, $14.9 million and $20.3 million in 2012, 2013 and 2014, respectively. As of September 30, 2014, minimum future purchase requirements, are as follows.

Year ending September 30:	(in thousands)
2015	$16,703
2016	17,059
2017	13,813
2018	10,871
2019	10,867
Thereafter	61,893

$131,206

        Compensation Arrangements—Employment Agreements. Headwaters has entered into employment agreements with its Chief Executive Officer (CEO), Chief Financial Officer (CFO) and two other employees. The agreements have original terms of approximately three years and the CEO and CFO agreements are renewable for one-year terms. The CEO's agreement calls for supplemental retirement contributions equal to 72.5% of his salary during the term of the agreement. The aggregate commitment for salaries and other obligations for all future periods as of September 30, 2014, assuming no renewals, is approximately $4.5 million. The agreements also provide for certain termination benefits. If the officers' and employees' employment would have terminated (but not by reason of a change in control, which is described hereafter), as of September 30, 2014 the termination benefits as of that date would have aggregated approximately $8.4 million, of which approximately $2.8 million has been expensed and accrued.

        Executive Change in Control Agreements.    The Compensation Committee (Committee) has approved "Executive Change in Control Agreements" with certain officers and employees. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated multiple of the sum of the person's current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2014, the cash severance payments due to the officers and employees (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of unvested stock-based awards on that date above related exercise prices would have aggregated approximately $24.4 million (of which approximately $9.3 million has been expensed and accrued).

        Cash Performance Unit Awards.    In 2009, the Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of goals tied to cumulative divisional cash flow generated subsequent to September 30, 2008. In 2010, the

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

Committee assigned a five-year performance period to these grants which period ended September 30, 2013. Approximately $5.4 million of expense was recognized during the performance period for these awards, none of which remains outstanding as of September 30, 2014.

        In 2012, the Committee approved grants of performance unit awards to certain officers and employees in the corporate business unit, to be settled in cash, based on the achievement of goals related to consolidated cash flow generated during 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual consolidated cash flow generated during the 2012 performance year, using a threshold/target/maximum adjustment structure. The actual cash flow generated during the performance period exceeded the maximum level, and the awards provided for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant was still employed by Headwaters on those vest dates. The terms of the awards provided for further adjustment for changes in Headwaters' average stock price for the 60 days preceding September 30, 2012 as compared to Headwaters' average stock price for the 60 days preceding September 30, 2011. A total of $9.6 million of expense was recorded for the 2012 grants, all of which was recognized in 2012, and as of September 30, 2014, approximately $4.7 million remains accrued and unpaid.

        In 2013, the Committee approved grants of performance unit awards to participants in certain business units related to cash flow generated during 2013, with terms similar to those described above for 2012. Approximately $4.7 million of expense was recognized for these awards during 2013, all of which was accrued and unpaid as of September 30, 2014.

        In 2014, the Committee approved grants of performance unit awards to participants in certain business units related to cash flow generated during 2014, with terms similar to those described above for 2012 and 2013, with an added feature that provides for potential further adjustment based on cash flows generated in 2015 and 2016. Approximately $5.1 million of expense was recognized for these awards during 2014, which amount is subject to adjustment in 2015 and 2016, depending on cash flows generated in those years.

        Subsequent to September 30, 2014, the Committee approved grants of performance unit awards to participants in certain business units related to cash flow generated during 2015, with terms similar to those described above for 2014. Expense for these awards will be recognized during 2015, with potential adjustments in 2016 and 2017, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of September 30, 2014. These SARs are considered liability awards and vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of September 30, 2014, approximately $0.9 million has been accrued for outstanding awards because the stock price at September 30, 2014 was above the grant-date stock price of $3.81. Future changes in Headwaters' stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter.

        In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.4 million of which remain outstanding as of September 30, 2014. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. Approximately $4.6 million has been accrued for outstanding awards as of September 30, 2014. Changes in Headwaters' stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters' statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $3.6 million, $4.6 million and $4.6 million for 2012, 2013 and 2014, respectively.

        Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has six employee benefit plans that were operative during the years presented: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP), an Incentive Compensation Plan (ICP) and an Executive Retirement Program (ERP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP, ICP and ERP.

        The total expense for all of Headwaters' benefit plans combined, including all general and discretionary bonuses and cash-settled SARs, but excluding stock-settled SARs and ESPP expenses (which are included in stock-based compensation) and standard health and life insurance programs, was approximately $31.3 million, $23.0 million and $26.7 million in 2012, 2013 and 2014, respectively.

        401(k) Plan.    Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions historically vested after three years of plan eligibility. Effective January 1, 2013, Headwaters agreed to comply with the terms of a "safe harbor" 401(k) plan, which requires a mandatory minimum match of employee contributions and immediate vesting of employer contributions. Headwaters is not required to be profitable to make the matching contributions.

        ESPP.    The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the ESPP and approximately 2.4 million shares remain available for future issuance as of September 30, 2014. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which provides newly-issued shares to meet its commitment. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

        IBP.    The IBP, the specifics of which are approved annually by the Committee, provides for annual cash bonuses to be paid if Headwaters accomplishes certain financial goals and if participating employees meet individual goals.

        DCP.    The DCP is a nonqualified plan that allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. Headwaters may match employee contributions up to a designated maximum rate, which matching contributions have historically vested after three years of plan eligibility. Effective January 1, 2013, Headwaters agreed to a match (similar to the "safe harbor" 401(k) match discussed above) of certain employee contributions, again with immediate vesting of employer contributions. Headwaters is not required to be profitable to make the matching contributions.

        ICP.    Through early 2010, Headwaters used the 2005 Long-Term Incentive Plan for cash bonus awards and certain other incentive awards. Following stockholder approval of the 2010 ICP, Headwaters began issuing awards under that plan. Significant obligations under these two ICPs include i) the cash performance unit awards, described above; ii) the cash-settled SAR grants, also described above; and iii) grants of certain stock-based awards described in Note 11.

        ERP.    In 2013, Headwaters initiated the ERP to provide retirement benefits to designated officers and employees. There is no formal plan document governing this program, which operates and is funded at the sole discretion of the Committee. Although it is the current intent of the Committee to consider funding the ERP annually, there is no obligation to make contributions in any amount for any period, irrespective of whether Headwaters is profitable. Headwaters' contributions to participants in the ERP vest 20% per year once a participant reaches the age of 61 and become fully vested at age 65.

        Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of $0.2 million per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $0.25 million per occurrence and approximately $6.1 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2014, approximately $4.8 million was accrued for medical and workers compensation claims incurred on or before September 30, 2014 that have not been paid or reported.

        Property, Plant and Equipment—As of September 30, 2014, Headwaters was committed to spend approximately $3.3 million on capital projects that were in various stages of completion.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

        Headwaters incurred approximately $4.1 million, $3.3 million and $5.1 million of expense for legal matters in 2012, 2013 and 2014, respectively. Except for 2014, when $2.8 million of expense was recorded for potential losses, costs for outside legal counsel comprised a majority of Headwaters' litigation-related costs in the years presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.8 million up to the amounts sought by claimants and has recorded a liability as of September 30, 2014 of $2.8 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters' outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability, nor is it possible to estimate what litigation-related costs will be in future periods.

        The specific matters discussed below raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against Headwaters in the named cases lack merit, there is a possibility of material losses in excess of the amount accrued if one or more of the cases were to be determined adversely against Headwaters for a substantial amount of the damages asserted. It is possible that a change in the estimate of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

        Edwards.    In May 2013, James W. Edwards, purportedly a stockholder of Headwaters Incorporated, filed a complaint in the United States District Court for the District of Utah against current and former members of the Board of Directors of the Company and against Headwaters Incorporated. The complaint alleged that the Board breached its fiduciary duties and wasted corporate assets in connection with the Compensation Committee's grant of certain stock appreciation rights to the Company's Chief Executive Officer in November 2011 under the 2010 Incentive Plan (Plan). The complaint alleged that the 2011 grant exceeded Plan limits and that the 2013 Proxy Statement in connection with the Company's 2013 Annual Meeting of Stockholders contained false and misleading information concerning the 2011 grant. The complaint sought to rescind the 2011 grant, unspecified damages and other remedies, plus interest, attorney fees, and costs. The complaint was brought derivatively on behalf of Headwaters Incorporated and as a purported class action on behalf of all shareholders of record as of December 31, 2012. Defendants filed their initial response to the complaint in January 2014. The parties entered into a stipulation of settlement in February 2014 on terms including (i) the cancellation of stock appreciation rights granted to the CEO allegedly in excess of the Plan, with authority for the Compensation Committee to assess and compensate the CEO for the value of the cancelled award; (ii) certain training and controls in relation to future grants under the Plan; and (iii) payment of plaintiff's attorney fees in the amount of $500,000. In May 2014, the District Court entered an order granting preliminary approval of settlement and Headwaters published notice of the proposed settlement. In September 2014, the District Court entered an order of final judgment approving the settlement and dismissing the case with prejudice.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

        EPA.    In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA has failed to review, and where necessary, revise RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI's complaint seeks certain declaratory relief with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI's case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA has failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. In May 2014, the District Court entered a consent decree ordering the EPA to take final action in December 2014 regarding EPA's proposed revisions of RCRA subtitle D regulations pertaining to coal combustion residuals. How the EPA will revise its regulations will not be known until the EPA issues its final regulations. Because the final resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate outcome.

        Fentress Families Trust.    VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs' complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO's demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers' favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs' total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

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

        Archstone.    Archstone owns an apartment complex in Westbury, New York. Archstone alleges that moisture penetrated the building envelope and damaged moisture sensitive parts of the buildings which began to rot and grow mold. In 2008, Archstone evicted its tenants and began repairing the 21 apartment buildings. Also in 2008, Archstone filed a complaint in the Nassau County Supreme Court of the State of New York against the prime contractor and its performance bond surety, the designer, and Eldorado Stone, LLC which supplied architectural stone that was installed by others during construction. The prime contractor then sued over a dozen subcontractors who in turn sued others. Most parties filed cross-claims for contribution and indemnity against Eldorado Stone and others. Archstone claims as damages approximately $36.0 million in repair costs, $19.0 million in lost lease payments and rent abatement, $7.0 million paid to tenants who sued Archstone, and $7.0 million for class action defense fees, plus prejudgment interest and attorney's fees. Eldorado Stone answered denying liability and tendered the matter to its insurers. Eldorado Stone obtained an order of summary judgment dismissing three of Archstone's four claims. Eldorado Stone then moved for summary judgment on Archstone's remaining claim of common law indemnification for damages paid to the tenants and associated attorney's fees. In October 2014, Archstone and Eldorado Stone entered into a settlement which was covered by insurance, ending Eldorado Stone's involvement in the case.

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

        The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters' payment of deductibles or self-insured retentions, although such insurance carriers typically have issued "reservation of rights" letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and HBP, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

14. Commitments and Contingencies (Continued)

proceedings could have a materially negative effect on Headwaters' businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters' insurance carriers will remain viable, will accept claims or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation and claims is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HBP's liability.

        Heavy Construction Materials Matters.    In addition, there are litigation and pending and threatened claims made against HRI, Headwaters' Heavy Construction Materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe, and that HRI has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection, resulting in personal injury, contamination of land and water, and diminution in property value. The Fentress Family Trust case summarized above is an example of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain and HRI has had limited success in tendering defense of such claims to insurers, which is dependent upon the alleged facts and specific policy terms. Adverse resolution of these claims and insurance coverage disputes could have a materially negative effect on Headwaters' businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability.

        Other.    Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. Because resolution of these proceedings is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

15. Related Party Transactions

        In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters who retired from the Board in 2014 was also a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.1 million in each of the years 2012 through 2014.

        Until December 2013, when the contract was terminated, a majority of one of Headwaters' subsidiary's transportation needs was provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $5.8 million, $6.4 million and $1.4 million in 2012, 2013 and 2014, respectively.

16. Condensed Consolidating Financial Information

        Headwaters' 7-5/8% senior secured notes and 7 1/4% senior notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by all of Headwaters' 100%-owned domestic subsidiaries. Separate stand-alone financial statements and disclosures for Headwaters

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability. There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other guarantor subsidiaries.

        Non-guaranteeing entities include subsidiaries that are not 100% owned, foreign subsidiaries and joint ventures in which Headwaters has a non-controlling ownership interest. For certain periods, the non-guaranteeing entities represent less than 3% of consolidated assets, stockholders' equity, revenues, income from continuing operations before taxes and cash flows from operating activities. Accordingly, for those periods the condensed consolidating financial information which follows does not present separately the non-guarantor entities' information. Due to various events in 2014, the non-guaranteeing entities have become material and therefore have been presented separately.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$70,747	$4,569	$—	$75,316
Trade receivables, net	109,868			109,868
Inventories	37,383			37,383
Deferred income taxes	25,828	17,895	(29,687)	14,036
Other	6,548	732		7,280

Total current assets	250,374	23,196	(29,687)	243,883

Property, plant and equipment, net	155,499	4,120	—	159,619

Other assets:
Goodwill	137,198			137,198
Intangible assets, net	139,797			139,797
Investments in subsidiaries		282,979	(282,979)	—
Intercompany accounts and notes	360,482	637,046	(997,528)	—
Deferred income taxes	53,228	22,179	(75,407)	—
Other	22,300	21,212		43,512

Total other assets	713,005	963,416	(1,355,914)	320,507

Total assets	$1,118,878	$990,732	$(1,385,601)	$724,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,051	$759	$—	$21,810
Accrued personnel costs	14,622	33,124		47,746
Accrued interest		16,077		16,077
Current and deferred income taxes	20,073	9,734	(29,687)	120
Other accrued liabilities	52,898	2,370		55,268
Current portion of long-term debt		7,553		7,553

Total current liabilities	108,644	69,617	(29,687)	148,574

Long-term liabilities:
Long-term debt		449,420		449,420
Income taxes	80,877	19,167	(75,407)	24,637
Intercompany accounts and notes	637,046	360,482	(997,528)	—
Other	9,332	7,636		16,968

Total long-term liabilities	727,255	836,705	(1,072,935)	491,025

Total liabilities	835,899	906,322	(1,102,622)	639,599

Stockholders' equity:
Common stock		73		73
Capital in excess of par value	458,498	720,828	(458,498)	720,828
Retained earnings (accumulated deficit)	(175,519)	(635,972)	175,519	(635,972)
Treasury stock		(519)		(519)

Total stockholders' equity	282,979	84,410	(282,979)	84,410

Total liabilities and stockholders' equity	$1,118,878	$990,732	$(1,385,601)	$724,009

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,552	$5,764	$113,226	$—	$152,542
Trade receivables, net	113,940	5,390			119,330
Inventories	48,482	2,151			50,633
Deferred income taxes	15,509	289	18,427	(23,149)	11,076
Other	9,286	168	1,082		10,536

Total current assets	220,769	13,762	132,735	(23,149)	344,117

Property, plant and equipment, net	162,458	11,674	7,979	—	182,111

Other assets:
Goodwill	145,068	30,518			175,586
Intangible assets, net	131,150	28,713			159,863
Investments in subsidiaries			406,327	(406,327)	—
Intercompany accounts and notes	381,082		637,045	(1,018,127)	—
Deferred income taxes	41,658		22,928	(64,586)	—
Other	14,388	1,381	25,981		41,750

Total other assets	713,346	60,612	1,092,281	(1,489,040)	377,199

Total assets	$1,096,573	$86,048	$1,232,995	$(1,512,189)	$903,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,643	$956	$427	$—	$27,026
Accrued personnel costs	13,483	418	35,001		48,902
Accrued interest			18,273		18,273
Current income taxes	23,198	319		(23,149)	368
Other accrued liabilities	36,811	3,006	1,940		41,757

Total current liabilities	99,135	4,699	55,641	(23,149)	136,326

Long-term liabilities:
Long-term debt			599,579		599,579
Income taxes	65,133	893	21,802	(64,586)	23,242
Intercompany accounts and notes	572,356	4,061	441,710	(1,018,127)	—
Other	16,167	774	11,645		28,586

Total long-term liabilities	653,656	5,728	1,074,736	(1,082,713)	651,407

Total liabilities	752,791	10,427	1,130,377	(1,105,862)	787,733

Redeemable non-controlling interest in consolidated subsidiary		13,252			13,252

Stockholders' equity:
Common stock			74		74
Capital in excess of par value	458,498	60,453	723,824	(519,127)	723,648
Retained earnings (accumulated deficit)	(114,716)	1,916	(620,688)	112,800	(620,688)
Treasury stock			(592)		(592)

Total stockholders' equity	343,782	62,369	102,618	(406,327)	102,442

Total liabilities and stockholders' equity	$1,096,573	$86,048	$1,232,995	$(1,512,189)	$903,427

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Light building products	$339,632	$—	$—	$339,632
Heavy construction materials	281,672			281,672
Energy technology	11,483			11,483

Total revenue	632,787	—	—	632,787
Cost of revenue:
Light building products	241,669			241,669
Heavy construction materials	210,158			210,158
Energy technology	5,893			5,893

Total cost of revenue	457,720	—	—	457,720

Gross profit	175,067	—	—	175,067
Operating expenses:
Amortization	20,675			20,675
Selling, general and administrative	94,630	25,359		119,989

Total operating expenses	115,305	25,359	—	140,664

Operating income (loss)	59,762	(25,359)	—	34,403
Other income (expense):
Net interest expense	(80)	(52,598)		(52,678)
Intercompany interest income (expense)	(25,945)	25,945		—
Equity in earnings (loss) of subsidiaries		(13,536)	13,536	—
Other, net	(9,972)	2,479		(7,493)

Total other income (expense), net	(35,997)	(37,710)	13,536	(60,171)

Income (loss) from continuing operations before income taxes	23,765	(63,069)	13,536	(25,768)
Income tax benefit (provision)	(1,482)	821		(661)

Income (loss) from continuing operations	22,283	(62,248)	13,536	(26,429)
Loss from discontinued operations, net of income taxes	(35,819)			(35,819)

Net loss	$(13,536)	$(62,248)	$13,536	$(62,248)

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Light building products	$394,324	$—	$—	$394,324
Heavy construction materials	293,000			293,000
Energy technology	15,252			15,252

Total revenue	702,576	—	—	702,576
Cost of revenue:
Light building products	283,128			283,128
Heavy construction materials	219,996			219,996
Energy technology	6,970			6,970

Total cost of revenue	510,094	—	—	510,094

Gross profit	192,482	—	—	192,482
Operating expenses:
Amortization	20,230			20,230
Selling, general and administrative	96,478	21,363		117,841

Total operating expenses	116,708	21,363	—	138,071

Operating income (loss)	75,774	(21,363)	—	54,411
Other income (expense):
Net interest expense	(54)	(42,512)		(42,566)
Intercompany interest income (expense)	(23,434)	23,434		—
Equity in earnings of subsidiaries		47,117	(47,117)	—
Other, net	329	35		364

Total other income (expense), net	(23,159)	28,074	(47,117)	(42,202)

Income from continuing operations before income taxes	52,615	6,711	(47,117)	12,209
Income tax benefit (provision)	(4,350)	426		(3,924)

Income from continuing operations	48,265	7,137	(47,117)	8,285
Loss from discontinued operations, net of income taxes	(1,148)			(1,148)

Net income	$47,117	$7,137	$(47,117)	$7,137

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Light building products	$438,473	$33,961	$—	$—	$472,434
Heavy construction materials	309,337				309,337
Energy technology	9,676				9,676

Total revenue	757,486	33,961	—	—	791,447
Cost of revenue:
Light building products	312,220	24,063			336,283
Heavy construction materials	224,888				224,888
Energy technology	4,583				4,583

Total cost of revenue	541,691	24,063	—	—	565,754

Gross profit	215,795	9,898	—	—	225,693
Operating expenses:
Amortization	20,231	1,088			21,319
Selling, general and administrative	108,602	4,209	24,839		137,650

Total operating expenses	128,833	5,297	24,839	—	158,969

Operating income (loss)	86,962	4,601	(24,839)	—	66,724
Other income (expense):
Net interest expense	(349)	(2)	(45,978)		(46,329)
Intercompany interest income (expense)	(22,737)		22,737		—
Equity in earnings of subsidiaries			62,719	(62,719)	—
Other, net	(24)	(324)			(348)

Total other income (expense), net	(23,110)	(326)	39,478	(62,719)	(46,677)

Income from continuing operations before income taxes	63,852	4,275	14,639	(62,719)	20,047
Income tax benefit (provision)	(3,296)	(923)	645		(3,574)

Income from continuing operations	60,556	3,352	15,284	(62,719)	16,473
Loss from discontinued operations, net of income taxes	(415)				(415)

Net income	60,141	3,352	15,284	(62,719)	16,058
Net income attributable to non-controlling interest		(774)			(774)

Net income attributable to Headwaters Incorporated	$60,141	$2,578	$15,284	$(62,719)	$15,284

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2012

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net loss	$(13,536)	$(62,248)	$13,536	$(62,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,333	148		51,481
Interest expense related to amortization of debt issue costs and debt discount		14,184		14,184
Stock-based compensation	673	1,064		1,737
Deferred income taxes	199	(1)		198
Net gain on disposition of property, plant and equipment	(538)			(538)
Gain on sale of discontinued operations, net of income taxes	(267)			(267)
Asset impairments	13,166			13,166
Net loss of unconsolidated joint ventures	9,314			9,314
Gain on convertible debt repayments		(2,479)		(2,479)
Equity in (earnings) loss of subsidiaries		13,536	(13,536)	0
Increase in trade receivables	(9,792)			(9,792)
Decrease in inventories	2,954			2,954
Increase in accounts payable and accrued liabilities	9,646	17,797		27,443
Other changes in operating assets and liabilities, net	16,928	(15,912)		1,016

Net cash provided by (used in)operating activities	80,080	(33,911)	—	46,169

Cash flows from investing activities:
Business acquisitions	(996)			(996)
Proceeds from sale of investments in unconsolidated joint ventures	18,522			18,522
Purchase of property, plant and equipment	(24,419)	(2,028)		(26,447)
Proceeds from disposition of property, plant and equipment	1,261			1,261
Proceeds from sale of discontinued operations	2,000			2,000
Net decrease (increase) in long-term receivables and deposits	24	(66)		(42)
Net change in other assets	(214)	(492)		(706)

Net cash used in investing activities	(3,822)	(2,586)	—	(6,408)

Cash flows from financing activities:
Payments on long-term debt		(36,334)		(36,334)
Debt issue costs		(1,090)		(1,090)
Employee stock purchases	462	173		635
Intercompany transfers	(68,731)	68,731		0

Net cash provided by (used in) financing activities	(68,269)	31,480	—	(36,789)

Net increase (decrease) in cash and cash equivalents	7,989	(5,017)	—	2,972
Cash and cash equivalents, beginning of year	36,122	14,688		50,810

Cash and cash equivalents, end of year	$44,111	$9,671	$—	$53,782

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$47,117	$7,137	$(47,117)	$7,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,027	290		52,317
Interest expense related to amortization of debt issue costs and debt discount		5,841		5,841
Stock-based compensation	765	938		1,703
Deferred income taxes	698			698
Net gain on disposition of property, plant and equipment	(649)			(649)
Loss on sale of discontinued operations, net of income taxes	55			55
Gain on convertible debt repayments		(35)		(35)
Equity in earnings of subsidiaries		(47,117)	47,117	0
Increase in trade receivables	(5,035)			(5,035)
Decrease in inventories	2,221			2,221
Increase (decrease) in accounts payable and accrued liabilities	(5,637)	1,419		(4,218)
Other changes in operating assets and liabilities, net	31,000	(32,472)		(1,472)

Net cash provided by (used in) operating activities	122,562	(63,999)	—	58,563

Cash flows from investing activities:
Business acquisitions	(43,250)			(43,250)
Purchase of property, plant and equipment	(26,940)	(2,179)		(29,119)
Proceeds from disposition of property, plant and equipment	791			791
Proceeds from sale of discontinued operations	4,813			4,813
Net decrease (increase) in long-term receivables and deposits	(1,890)	719		(1,171)
Net change in other assets	(294)	(143)		(437)

Net cash used in investing activities	(66,770)	(1,603)	—	(68,373)

Cash flows from financing activities:
Proceeds from issuance of common stock		77,957		77,957
Payments on long-term debt		(47,355)		(47,355)
Employee stock purchases	539	203		742
Intercompany transfers	(29,695)	29,695		0

Net cash provided by (used in) financing activities	(29,156)	60,500	—	31,344

Net increase (decrease) in cash and cash equivalents	26,636	(5,102)	—	21,534
Cash and cash equivalents, beginning of year	44,111	9,671		53,782

Cash and cash equivalents, end of year	$70,747	$4,569	$—	$75,316

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

16. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net income	$60,141	$3,352	$15,284	$(62,719)	$16,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,716	2,146	272		55,134
Interest expense related to amortization of debt issue costs and debt discount			2,175		2,175
Stock-based compensation	843		1,322		2,165
Deferred income taxes	1,062	604			1,666
Net loss on disposition of property, plant and equipment	44	6	45		95
Gain on sale of discontinued operations, net of income taxes	(2,727)				(2,727)
Asset impairments	1,815				1,815
Net loss of unconsolidated joint ventures		529			529
Equity in earnings of subsidiaries			(62,719)	62,719	0
Decrease (increase) in trade receivables	(90)	607			517
Decrease (increase) in inventories	(3,927)	1,580			(2,347)
Increase (decrease) in accounts payable and accrued liabilities	(17,364)	828	3,311		(13,225)
Other changes in operating assets and liabilities, net	33,349	129	(34,956)		(1,478)

Net cash provided by (used in) operating activities	125,862	9,781	(75,266)	—	60,377

Cash flows from investing activities:
Business acquisitions	(10,500)		(84,498)		(94,998)
Investments in unconsolidated joint ventures		(1,875)			(1,875)
Purchase of property, plant and equipment	(30,672)	(829)	(4,298)		(35,799)
Proceeds from disposition of property, plant and equipment	905				905
Proceeds from sale of discontinued operations	4,666				4,666
Net decrease in long-term receivables and deposits	7,145		300		7,445
Net change in other assets	(2,275)		113		(2,162)

Net cash used in investing activities	(30,731)	(2,704)	(88,383)	—	(121,818)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			146,650		146,650
Payments on long-term debt			(7,792)		(7,792)
Dividends paid to non-controlling interest in consolidated subsidiary		(950)			(950)
Employee stock purchases	580		179		759
Intercompany transfers	(132,872)	(397)	133,269		0

Net cash provided by (used in) financing activities	(132,292)	(1,347)	272,306	—	138,667

Net increase (decrease) in cash and cash equivalents	(37,161)	5,730	108,657	—	77,226
Cash and cash equivalents, beginning of year	70,713	34	4,569		75,316

Cash and cash equivalents, end of year	$33,552	$5,764	$113,226	$—	$152,542

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

17. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for 2013 and 2014 is as follows.

	2013(1)(2)
(in thousands, except per-share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue	$149,573	$140,988	$197,030	$214,985	$702,576
Gross profit	37,245	32,411	58,505	64,321	192,482
Net income (loss)(3)	(5,872)	(8,260)	11,016	10,253	7,137
Basic and diluted earnings (loss) per share(4)	(0.09)	(0.11)	0.15	0.14	0.10

	2014(1)(2)
(in thousands, except per-share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue	$165,615	$156,512	$223,399	$245,921	$791,447
Gross profit	40,893	38,551	67,672	78,577	225,693
Net income (loss)(3)	(1,434)	(10,082)	10,893	16,681	16,058
Basic and diluted earnings (loss) per share(4)	(0.02)	(0.14)	0.14	0.22	0.20

(1)
Headwaters' revenue is seasonal, with higher revenues typically occurring in the third and fourth quarters of the fiscal year than in the first and second quarters. As a result, profitability is also usually higher in the last half of the fiscal year than in the first half of the year.

(2)
As described in Note 4, Headwaters acquired several businesses during 2013 and 2014 and these acquisitions have affected to a certain extent the comparability of the above information.

(3)
In both 2013 and 2014, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded income tax expense in both years, primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus state income taxes in certain state jurisdictions (see Note 10).

(4)
In accordance with ASC Topic 260 Earnings Per Share, EPS is computed independently for each of the four fiscal quarters in a year. The basic and diluted EPS computed for certain years may not equal the sum of the four quarterly computations due to the combination of profitable quarters and loss quarters and / or rounding conventions.

[FSC LOGO HERE]