Form 10-Q
period 2014-12-31
HEADWATERS INC
filed 2015-02-05
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of January 30, 2015 was 73,697,337.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to Headwaters’ operations that are based on management’s current expectations, estimates and projections about the industries in which Headwaters operates. Words such as “may,” “should,” “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets,” “goals,” “outlook” and similar expressions are intended to help identify such forward-looking statements. Forward-looking statements include Headwaters’ expectations as to the managing and marketing of coal combustion products, the production and marketing of building products, the sales to oil refineries of residue hydrocracking catalysts, the development, commercialization, and financing of new products and other strategic business opportunities and acquisitions, and other information about Headwaters which are not purely historical by nature, including those statements regarding Headwaters’ future business plans, the operation of facilities, the availability of feedstocks, and the marketability of the coal combustion products, building products and catalysts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the Company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Headwaters undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing feedstock and energy prices; actions of competitors or regulators; technological developments; potential disruption of the Company’s production facilities, transportation networks and information technology systems due to war, terrorism, malicious attack, civil accidents, political events, civil unrest or severe weather; potential environmental liability or product liability under existing or future laws and litigation; potential liability resulting from other pending or future litigation; changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in the Company’s  Annual Report on Form 10-K, quarterly reports on Form 10-Q and other periodic reports. In addition, such results could be affected by general domestic and international economic and political conditions and other unpredictable or unknown factors not discussed in this report which could have material adverse effects on forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$152,542	$151,778
Trade receivables, net	119,330	85,980
Inventories	50,633	56,559
Current and deferred income taxes	11,076	12,009
Other	10,536	10,673
Total current assets	344,117	316,999

Property, plant and equipment, net	182,111	181,995

Other assets:
Goodwill	175,586	175,545
Intangible assets, net	159,863	157,075
Other	41,750	42,694
Total other assets	377,199	375,314

Total assets	$903,427	$874,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,026	$15,782
Accrued personnel costs	48,902	28,461
Accrued interest	18,273	14,456
Current income taxes	368	0
Other accrued liabilities	41,757	37,481
Total current liabilities	136,326	96,180

Long-term liabilities:
Long-term debt	599,579	599,619
Income taxes	23,242	23,242
Other	28,586	32,076
Total long-term liabilities	651,407	654,937
Total liabilities	787,733	751,117

Commitments and contingencies

Redeemable non-controlling interest in consolidated subsidiary	13,252	13,252

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,510 shares at September 30, 2014 (including 61 shares held in treasury) and 73,686 shares at December 31, 2014 (including 65 shares held in treasury)	74	74
Capital in excess of par value	723,648	724,367
Retained earnings (accumulated deficit)	(620,688)	(613,849)
Treasury stock	(592)	(653)
Total stockholders’ equity	102,442	109,939

Total liabilities and stockholders’ equity	$903,427	$874,308

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2013	2014

Revenue:
Building products	$93,012	$117,534
Construction materials	71,521	81,404
Energy technology	1,082	659
Total revenue	165,615	199,597

Cost of revenue:
Building products	69,338	84,192
Construction materials	54,765	59,511
Energy technology	619	207
Total cost of revenue	124,722	143,910

Gross profit	40,893	55,687

Operating expenses:
Amortization	5,106	4,486
Selling, general and administrative	28,227	32,029
Total operating expenses	33,333	36,515

Operating income	7,560	19,172

Other income (expense):
Net interest expense	(10,056)	(11,952)
Other, net	12	(269)
Total other income (expense), net	(10,044)	(12,221)

Income (loss) from continuing operations before income taxes	(2,484)	6,951

Income tax benefit	350	200

Income (loss) from continuing operations	(2,134)	7,151

Income (loss) from discontinued operations, net of income taxes	700	(67)

Net income (loss)	(1,434)	7,084

Net loss (income) attributable to non-controlling interest	6	(245)

Net income (loss) attributable to Headwaters Incorporated	$(1,428)	$6,839

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.03)	$0.09
From discontinued operations	0.01	0.00
	$(0.02)	$0.09

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2014

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2014	73,510	$74	$723,648	$(620,688)	$(592)	$102,442

Issuance of common stock pursuant to employee stock purchase plan	27	0	315			315

Issuance of restricted stock, net of cancellations	115	0				0

Exercise of stock appreciation rights	34	0				0

Stock-based compensation			619			619

Net 4 share increase in treasury stock held for deferred compensation plan obligations, at cost			61		(61)	0

Adjustment of estimated redemption value of non-controlling interest in consolidated subsidiary			(276)			(276)

Net income attributable to Headwaters Incorporated for the three months ended December 31, 2014				6,839		6,839

Balances as of December 31, 2014	73,686	$74	$724,367	$(613,849)	$(653)	$109,939

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2013	2014

Cash flows from operating activities:
Net income (loss)	$(1,434)	$7,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,047	12,910
Interest expense related to amortization of debt issue costs and debt discount	570	525
Stock-based compensation	466	619
Net loss on disposition of property, plant and equipment	361	107
Loss (gain) on sale of discontinued operations, net of income taxes	(964)	45
Net loss of unconsolidated joint ventures	49	221
Decrease in trade receivables	38,929	33,737
Increase in inventories	(4,782)	(4,815)
Decrease in accounts payable and accrued liabilities	(32,850)	(40,436)
Other changes in operating assets and liabilities, net	(2,779)	(1,849)
Net cash provided by operating activities	10,613	8,148

Cash flows from investing activities:
Business acquisitions	(57,550)	(1,200)
Investments in unconsolidated joint ventures	(750)	(125)
Purchase of property, plant and equipment	(6,888)	(8,771)
Proceeds from disposition of property, plant and equipment	111	325
Proceeds from sale of discontinued operations	4,666	0
Net decrease in long-term receivables and deposits	2,810	940
Net change in other assets	135	125
Net cash used in investing activities	(57,466)	(8,706)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	146,650	0
Other debt issue costs	(105)	0
Dividends paid to non-controlling interest in consolidated subsidiary	0	(521)
Employee stock purchases	319	315
Net cash provided by (used in) financing activities	146,864	(206)

Net increase (decrease) in cash and cash equivalents	100,011	(764)

Cash and cash equivalents, beginning of period	75,316	152,542

Cash and cash equivalents, end of period	$175,327	$151,778

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a building materials company incorporated in Delaware, providing products and services in two core business segments.

The building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and concrete block. Revenues from Headwaters’ building products businesses are diversified geographically and also by market, including the new housing and residential repair and remodel markets, as well as commercial construction markets.

The construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily sold directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. Headwaters’ construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. In oil, Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters disposed of its remaining coal cleaning facilities in January 2013 and the results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. In the December 2013 quarter, approximately 14% of Headwaters’ total revenue and cost of revenue was for services. In the December 2014 quarter, approximately 10% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2014 (Form 10-K).

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

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

2.              Segment Reporting

Headwaters currently operates three business segments: building products, construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their markets, operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the construction materials segment consist primarily of CCP sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Currently, continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. As described in Note 4, Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013 and the results of operations have been reflected as discontinued operations in the accompanying statements of operations for all periods. Intersegment sales are immaterial.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

	Three Months Ended December 31, 2013
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$93,012	$71,521	$1,082	$0	$165,615

Depreciation and amortization	$(9,212)	$(3,286)	$(488)	$(61)	$(13,047)

Operating income (loss)	$5,086	$9,933	$(2,286)	$(5,173)	$7,560
Net interest expense					(10,056)
Other income (expense), net					12
Income tax benefit					350
Loss from continuing operations					(2,134)
Income from discontinued operations, net of income taxes					700
Net loss					$(1,434)

Capital expenditures	$4,452	$1,185	$230	$1,021	$6,888

Segment assets as of September 30, 2014	$411,968	$325,140	$22,674	$143,645	$903,427

	Three Months Ended December 31, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$117,534	$81,404	$659	$0	$199,597

Depreciation and amortization	$(8,713)	$(3,736)	$(353)	$(108)	$(12,910)

Operating income (loss)	$11,948	$13,488	$(1,611)	$(4,653)	$19,172
Net interest expense					(11,952)
Other income (expense), net					(269)
Income tax benefit					200
Income from continuing operations					7,151
Loss from discontinued operations, net of income taxes					(67)
Net income					$7,084

Capital expenditures	$6,021	$1,348	$168	$1,234	$8,771

Segment assets as of December 31, 2014	$394,675	$317,097	$23,185	$139,351	$874,308

3.              Acquisitions

Entegra — On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile Acquisition, LLC, a privately-held Florida-based company in the building products industry, which markets its products primarily under the Entegra brand. Entegra’s results of operations have been included with Headwaters’ consolidated results beginning December 13, 2013.

Entegra is a leading manufacturer of concrete roof tiles and accessories which are sold primarily into the Florida market. The acquisition of Entegra provides additional product offerings to Headwaters’ current roofing products portfolio. Headwaters believes the strategic location of Entegra’s centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and distribution within the Florida market, which is one of the fastest growing states in the U.S. in terms of population.

Total consideration paid for Entegra was approximately $57.5 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

and administrative expense in the statement of operations for fiscal 2014. Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Entegra for a stipulated multiple of EBITDA adjusted for certain prescribed items. This call right is exercisable at any time after five years following the date of acquisition, unless certain defined events occur prior to that time, in which case the right is exercisable earlier. The non-controlling owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA adjusted for certain prescribed items. This put right is exercisable at any time after 18 months following the date of acquisition, unless certain defined events under Headwaters’ control occur prior to that time, in which case the right is exercisable earlier.

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

Gerard — On May 16, 2014, Headwaters acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, L.P., which products are marketed under the Gerard and Allmet brands. Gerard’s results of operations are being reported within the building products segment and have been included with Headwaters’ consolidated results beginning May 16, 2014.

Gerard is one of the largest manufacturers of stone coated metal roofing materials in the U.S. and sells niche roofing products that combine profiles resembling tile, shake, or slate with a fire proof material and a low lifetime installed cost. The acquisition of Gerard increases the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of focus for Headwaters. With the addition of Gerard, Headwaters now has three product categories in niche roofing, including resin-based composite, concrete, and metal, which could increase opportunities for cross selling. Besides broadening the niche roofing product lines, Gerard also expands Headwaters geographic footprint in the roofing category.

Total consideration paid for Gerard was approximately $27.0 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for fiscal 2014.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

(in thousands)

Current assets	$9,236
Current liabilities	(1,869)
Property, plant and equipment	8,314
Intangible assets:
Customer relationships (15 year life)	4,000
Trade name (indefinite life)	3,900
Goodwill	7,291
Long-term liabilities	(3,906)
Net assets acquired	$26,966

The process of identifying and valuing the intangible assets that were acquired has not been completed. When this process is completed and estimated useful lives are finalized, amortization of the intangible assets will be adjusted effective as of May 16, 2014 if necessary. Gerard’s future growth attributable to new customers, geographic market presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

Other — Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. Headwaters acquired 100% of one such equity method investee in the December 2014 quarter for a cash payment of approximately $1.2 million.

Redeemable Non-controlling Interest in Consolidated Subsidiary — As described above, Headwaters acquired 80% of the equity interests of Entegra, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is not deemed to be a freestanding financial instrument and because it is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders’ equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

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

The following table summarizes the activity of the non-controlling interest in the December 2014 quarter:

(in thousands)

Balance as of September 30, 2014	$13,252
Net income attributable to non-controlling interest	245
Dividends	(521)
Adjustment of estimated redemption value	276
Balance as of December 31, 2014	$13,252

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

4.              Discontinued Operations

In September 2011, the Board of Directors committed to a plan to sell Headwaters’ coal cleaning business, which was part of the energy technology segment. At that time the business met all of the criteria for classification as held for sale and presentation as a discontinued operation. Following the sale of all remaining coal cleaning facilities in January 2013, there are no remaining assets held for sale. The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is presented in the following table:

	Three Months Ended December 31,
(in thousands)	2013	2014

Revenue	$0	$0

Loss from operations of discontinued operations before income taxes	$(264)	$(22)
Gain (loss) on disposal	964	(45)
Income tax provision	0	0
Income (loss) from discontinued operations, net of income taxes	$700	$(67)

Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, some adjustments of the previously recognized estimated gains on the sales transactions have been recorded, including the reported amounts reflected in the table above. Headwaters currently expects that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved. The loss from operations reflected in the table includes expenses for certain litigation which commenced prior to disposal of the business.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, Headwaters amended the purchase agreement to provide the buyer with additional time to make payments to Headwaters, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of December 31, 2014, Headwaters remains contingently liable for one of the assumed obligations and has accrued approximately $8.0 million to meet that contingent liability as necessary. Headwaters has also reserved certain receivables due from the buyer until such time as collection is more certain.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2014	December 31, 2014

Raw materials	$12,017	$13,543
Finished goods	38,616	43,016
	$50,633	$56,559

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2014		December 31, 2014
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$15,300	—	$15,300	—

CCP contracts	15 - 20 years	112,300	$64,192	112,300	$65,613
Customer relationships	5 - 17 years	107,953	50,355	109,102	52,234
Trade names	5 - 20 years	67,220	33,394	67,220	34,249
Patents and patented technologies	5 - 19 years	14,526	11,686	14,526	11,908
Other	5 - 17 years	3,935	1,744	4,484	1,853
		$321,234	$161,371	$322,932	$165,857

Total amortization expense related to intangible assets was approximately $5.1 million and $4.5 million for the December 2013 and 2014 quarters, respectively. The primary reason for the decrease in amortization expense from 2013 to 2014 is that certain assets have been fully amortized.

Total estimated annual amortization expense for 2015 through 2020 is shown in the following table:

Year ending September 30:	(in thousands)
2015	$18,129
2016	17,910
2017	17,032
2018	16,983
2019	15,954
2020	11,747

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $599.8 million as of September 30, 2014 and December 31, 2014. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2014	December 31, 2014

7-5/8% Senior secured notes, due April 2019	$400,000	$400,000

7¼% Senior notes, due January 2019	150,000	150,000

8.75% Convertible senior subordinated notes due February 2016 (face amount $49,791), net of discount	49,579	49,619

Carrying amount of long-term debt, net of discount	$599,579	$599,619

7-5/8% Senior Secured Notes — In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. The 7-5/8% notes mature in April 2019 and bear interest at a rate of 7.625%, payable semiannually. The notes are secured by substantially all assets of Headwaters; however, the note holders have a second priority position with respect to the assets that secure the ABL Revolver described below, currently consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The notes are senior in priority to the 7¼% senior notes described below to the extent of the value of the assets securing the 7-5/8% notes, and are senior to all other outstanding and future subordinated debt.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Headwaters can redeem the 7-5/8% notes, in whole or in part, at any time after March 31, 2015 at redemption prices that decline over time from 103.8% to 100.0%, depending on the redemption date. Headwaters can also redeem any portion of the notes at any time through March 31, 2015 at a price equal to 100% plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The senior secured notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2014.

7¼% Senior Notes — In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are effectively subordinate in priority to the 7-5/8% senior secured notes and the ABL Revolver to the extent of the value of the assets securing such debt, and are senior to all other outstanding and future subordinated debt.

Headwaters can redeem the 7¼% notes, in whole or in part, at any time after January 15, 2016 at redemption prices that decline over time from 103.625% to 100.0%, depending on the redemption date. In addition, until January 15, 2016, Headwaters can redeem at a price of 107.25% up to 35% of the outstanding notes with the net proceeds from one or more equity offerings. Headwaters can also redeem any of the notes at any time prior to January 15, 2016 at a price equal to 100% of the principal amount plus a make-whole premium. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of December 31, 2014.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of December 31, 2014. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters. As of December 31, 2014, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.4 million for various purposes and had availability under the ABL Revolver of approximately $60.3 million.

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

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.75%, 2.0% or 2.25%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.5%, 0.75% or 1.0%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2014, the interest rate on those borrowings would have been approximately 2.0%.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2014.

8.75% Convertible Senior Subordinated Notes Due 2016 — The 8.75% convertible senior subordinated notes have a maturity date of February 2016 with no early redemption options for either Headwaters or the holders of the notes. The conversion rate for the 8.75% notes is 33.9236 shares per $1,000 principal amount ($29.48 conversion price), subject to adjustment. Upon conversion, Headwaters is required to pay cash up to the principal amount of the notes, and shares of common stock to the extent the price of Headwaters’ common stock exceeds the conversion price during a 20-trading-day observation period. The conversion rate is adjusted for certain corporate transactions referred to as “fundamental changes.”

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

Interest and Debt Maturities — During the December 2013 and 2014 quarters, Headwaters incurred total interest costs of approximately $10.2 million and $12.1 million, respectively, including approximately $0.6 million and $0.5 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.6% at September 30, 2014 and December 31, 2014. Headwaters has no debt maturities until February 2016.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2014 and December 31, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2014 would have been approximately $626.0 million, compared to a carrying value of $599.6 million, and the aggregate fair value as of December 31, 2014 would have been approximately $627.0 million, compared to a carrying value of $599.6 million.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2015, exclusive of discrete items, is currently expected to be approximately 10%. This estimated rate was used to record income taxes for the December 2014 quarter. For the December 2013 quarter, Headwaters used an estimated effective income tax rate for continuing operations of 14%. Headwaters did not recognize any tax expense or benefit for discrete items in the December 2013 quarter, but recognized approximately $0.9 million of tax benefit for discrete items in the December 2014 quarter that did not affect the calculation of the estimated effective income tax rate for the 2015 fiscal year. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for any period presented, except to the extent of projected fiscal year earnings. The estimated income tax rates of 14% for fiscal 2014 and 10% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income is expected to be generated.

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

Headwaters considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

Positive evidence:

•                Current forecasts indicate that Headwaters’ will generate pre-tax income and taxable income in the future.

•                A majority of Headwaters’ tax attributes have significant carryover periods of 20 years or more.

Negative evidence:

•                Headwaters had a three-year cumulative loss as of September 30, 2014.

•                Headwaters operates in cyclical industries that are difficult to forecast.

Headwaters places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During fiscal 2015, Headwaters may realize a three-year cumulative profit on a consolidated basis. If this occurs, Headwaters will also consider the other factors described above in evaluating the continued need for a full, or partial, valuation allowance.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

markets in which Headwaters participates are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact Headwaters’ results of operations in the period of reversal.

As of December 31, 2014, Headwaters’ NOL and capital loss carryforwards totaled approximately $67.7 million (tax effected). The U.S. and state NOLs expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of December 31, 2014, which expire from 2028 to 2034.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2011 through 2013. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $5.0 million of Headwaters’ unrecognized income tax benefits will be released within the next 12 months. Most of this amount relates to state taxes and is currently expected to be released in the December 2015 quarter due to the expiration of statute of limitation time periods.

10.       Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of December 31, 2014, the treasury stock and related deferred compensation obligation had fair values of approximately $1.0 million, which was $0.3 million higher than the carrying values at cost.

Stock-Based Compensation — In the December 2014 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.3 million stock-based awards to officers and employees. The awards were granted under terms of the 2010 Incentive Compensation Plan and vest over an approximate three-year period. Vesting is also subject to a 60-day average stock price hurdle that precludes vesting unless Headwaters’ stock price exceeds by a predetermined amount the stock price on the date of grant.

Stock-based compensation expense was approximately $0.5 million and $0.6 million for the December 2013 and 2014 quarters, respectively. As of December 31, 2014, there was approximately $4.5 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

11.       Earnings per Share

The following table sets forth the computations of basic and diluted EPS, reflecting the amounts attributable to Headwaters and excluding the amounts attributable to the non-controlling interest in Entegra. In accordance with ASC 260, income (loss) from continuing operations for each period is used as the control number in determining whether potentially dilutive common shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2013	2014

Numerator:
Income (loss) from continuing operations	$(2,134)	$7,151

Loss (income) from continuing operations attributable to non-controlling interest	6	(245)

Adjustment of estimated redemption value of non-controlling interest	0	(276)

Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations attributable to Headwaters Incorporated	(2,128)	6,630

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	700	(67)

Numerator for basic and diluted earnings per share — net income (loss) attributable to Headwaters Incorporated	$(1,428)	$6,563

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,066	73,448
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	0	1,880
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	73,066	75,328
Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.03)	$0.09
From discontinued operations	0.01	0.00
	$(0.02)	$0.09
Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	3,937	905
Stock options	618	105
Restricted stock	253	0

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2014, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K (including fiscal 2015 grants made in the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

December 2014 quarter). Since September 30, 2014, there have been no significant changes in Headwaters’ commitments or in the amounts accrued under these awards, except for payment in the December 2014 quarter of amounts contractually due under the terms of certain prior year awards. As explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject to adjustment for cash flows generated in fiscal 2015 and 2016. Headwaters also currently expects that additional amounts could be earned in the June and September 2015 quarters under the terms of the fiscal 2015 awards.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of December 31, 2014. These SARs are considered liability awards and vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of December 31, 2014, approximately $1.1 million has been accrued for outstanding awards because the stock price at December 31, 2014 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.4 million of which remain outstanding as of December 31, 2014. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred in fiscal 2012. Approximately $4.8 million has been accrued for outstanding awards as of December 31, 2014. Changes in Headwaters’ stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $0.9 million and $1.3 million for the December 2013 and 2014 quarters, respectively.

Property, Plant and Equipment — As of December 31, 2014, Headwaters was committed to spend approximately $1.8 million on capital projects that were in various stages of completion.

Legal Matters — Headwaters has ongoing litigation and asserted claims which have been incurred in the normal course of business, including the specific matters discussed below. Headwaters intends to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on Headwaters’ operations, cash flow or financial position.

Headwaters incurred approximately $0.5 million of expense for legal matters in both the December 2013 and 2014 quarters. Costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of December 31, 2014 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

December 31, 2014

(Unaudited)

changes could be material. Additionally, as with any litigation, these proceedings require that Headwaters incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the EPA failed to review, and where necessary, revise RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks certain declaratory relief with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI’s case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. In May 2014, the District Court entered a consent decree ordering the EPA to take final action in December 2014 regarding EPA’s proposed revisions of RCRA subtitle D regulations pertaining to coal combustion residuals. In December 2014, the EPA issued a prepublication notice of a final rule to regulate the disposal of coal combustion residuals as solid (non-hazardous) waste under subtitle D of RCRA, with national minimum criteria for CCR landfills and impoundments consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements, post closure care, recordkeeping and reporting, and other requirements. The final rule will be effective 180 days after publication in the Federal Register, which publication has yet to occur. It is expected that the EPA will move to terminate the consent decree in the near future which will end the case.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company. In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including Virginia Electric and Power Company (VEPCO), and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

CPM.  In December 2012, CPM Virginia, LLC filed a complaint in the State of Virginia Chesapeake Circuit Court against HRI related to construction of the golf course described in the Fentress Families Trust case, alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. In December 2014, CPM filed a separate complaint in the State of Virginia Richmond Circuit Court

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

against VEPCO, VFL, and Headwaters. Plaintiff claims that VEPCO and VFL withheld information from CPM about the environmental and safety risks of using fly ash to construct the golf course which CPM asserts that it owns or has an interest in. CPM alleges multiple causes of action and claims hundreds of millions of dollars in damages, including site remediation costs, punitive damages, and attorney fees. Because resolution of this litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

Building Products Matters.  There are litigation and pending and threatened claims made against certain subsidiaries within Headwaters’ building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. The plaintiffs or claimants in these matters typically allege that the structures have suffered damage from water penetration due to some alleged failure of the roofing product or wall system. The claims most often involve alleged liabilities associated with certain roofing, stucco, and architectural stone products which are produced and sold by certain subsidiaries of Headwaters.

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters’ payment of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and its subsidiaries, including attorneys’ fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will remain viable, will accept claims or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation, claims, and insurance coverage is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ or its subsidiaries’ liability.

Construction Materials Matters.  In addition, there are litigation and pending and threatened claims made against HRI, Headwaters’ construction materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe, and that HRI has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection, resulting in personal injury, contamination of land and water, and diminution in property value. The Fentress Family Trust case summarized above is an example of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain and HRI has had limited success in tendering defense of such claims to insurers, which is dependent upon the alleged facts and specific policy terms. Adverse resolution of these claims and insurance coverage disputes could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

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

December 31, 2014

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2014

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$33,552	$5,764	$113,226	$—	$152,542
Trade receivables, net	113,940	5,390			119,330
Inventories	48,482	2,151			50,633
Deferred income taxes	15,509	289	18,427	(23,149)	11,076
Other	9,286	168	1,082		10,536
Total current assets	220,769	13,762	132,735	(23,149)	344,117

Property, plant and equipment, net	162,458	11,674	7,979	—	182,111

Other assets:
Goodwill	145,068	30,518			175,586
Intangible assets, net	131,150	28,713			159,863
Investments in subsidiaries			406,327	(406,327)	—
Intercompany accounts and notes			637,046	(637,046)	—
Deferred income taxes	41,658		22,928	(64,586)	—
Other	14,388	1,381	25,981		41,750
Total other assets	332,264	60,612	1,092,282	(1,107,959)	377,199

Total assets	$715,491	$86,048	$1,232,996	$(1,131,108)	$903,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,643	$956	$427	$—	$27,026
Accrued personnel costs	13,483	418	35,001		48,902
Accrued interest			18,273		18,273
Current income taxes	23,198	319		(23,149)	368
Other accrued liabilities	36,811	3,006	1,940		41,757
Total current liabilities	99,135	4,699	55,641	(23,149)	136,326

Long-term liabilities:
Long-term debt			599,579		599,579
Income taxes	65,133	893	21,802	(64,586)	23,242
Intercompany accounts and notes	191,274	4,061	441,711	(637,046)	—
Other	16,167	774	11,645		28,586
Total long-term liabilities	272,574	5,728	1,074,737	(701,632)	651,407
Total liabilities	371,709	10,427	1,130,378	(724,781)	787,733

Redeemable non-controlling interest in consolidated subsidiary		13,252			13,252

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	458,498	60,453	723,824	(519,127)	723,648
Retained earnings (accumulated deficit)	(114,716)	1,916	(620,688)	112,800	(620,688)
Treasury stock			(592)		(592)
Total stockholders’ equity	343,782	62,369	102,618	(406,327)	102,442

Total liabilities and stockholders’ equity	$715,491	$86,048	$1,232,996	$(1,131,108)	$903,427

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2014

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$42,862	$4,752	$104,164	$—	$151,778
Trade receivables, net	80,686	5,294			85,980
Inventories	54,276	2,283			56,559
Current and deferred income taxes	15,510	289	20,536	(24,326)	12,009
Other	8,419	177	2,077		10,673
Total current assets	201,753	12,795	126,777	(24,326)	316,999

Property, plant and equipment, net	162,324	10,602	9,069	—	181,995

Other assets:
Goodwill	145,027	30,518			175,545
Intangible assets, net	128,731	28,344			157,075
Investments in subsidiaries			477,061	(477,061)	—
Intercompany accounts and notes			637,046	(637,046)	—
Deferred income taxes	41,658		22,928	(64,586)	—
Other	13,603	1,359	27,732		42,694
Total other assets	329,019	60,221	1,164,767	(1,178,693)	375,314

Total assets	$693,096	$83,618	$1,300,613	$(1,203,019)	$874,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,746	$838	$198	$—	$15,782
Accrued personnel costs	7,645	403	20,413		28,461
Accrued interest			14,456		14,456
Current income taxes	23,907	419		(24,326)	—
Other accrued liabilities	32,975	2,716	1,790		37,481
Total current liabilities	79,273	4,376	36,857	(24,326)	96,180

Long-term liabilities:
Long-term debt			599,619		599,619
Income taxes	65,133	893	21,802	(64,586)	23,242
Intercompany accounts and notes	168,701	2,704	516,662	(688,067)	—
Other	16,059	735	15,282		32,076
Total long-term liabilities	249,893	4,332	1,153,365	(752,653)	654,937
Total liabilities	329,166	8,708	1,190,222	(776,979)	751,117

Redeemable non-controlling interest in consolidated subsidiary		13,252			13,252

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	458,498	58,090	724,819	(517,040)	724,367
Retained earnings (accumulated deficit)	(94,568)	3,568	(613,849)	91,000	(613,849)
Treasury stock			(653)		(653)
Total stockholders’ equity	363,930	61,658	110,391	(426,040)	109,939

Total liabilities and stockholders’ equity	$693,096	$83,618	$1,300,613	$(1,203,019)	$874,308

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2013

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$91,337	$1,675	$—	$—	$93,012
Construction materials	71,521				71,521
Energy technology	1,082				1,082
Total revenue	163,940	1,675	—	—	165,615

Cost of revenue:
Building products	67,869	1,469			69,338
Construction materials	54,765				54,765
Energy technology	619				619
Total cost of revenue	123,253	1,469	—	—	124,722

Gross profit	40,687	206	—	—	40,893

Operating expenses:
Amortization	5,106				5,106
Selling, general and administrative	22,801	253	5,173		28,227
Total operating expenses	27,907	253	5,173	—	33,333

Operating income (loss)	12,780	(47)	(5,173)	—	7,560

Other income (expense):
Net interest expense	(21)		(10,035)		(10,056)
Equity in earnings of subsidiaries			11,651	(11,651)	—
Other, net	45	(33)			12
Total other income (expense), net	24	(33)	1,616	(11,651)	(10,044)

Income (loss) from continuing operations before income taxes	12,804	(80)	(3,557)	(11,651)	(2,484)

Income tax benefit (provision)	(1,779)		2,129		350

Income (loss) from continuing operations	11,025	(80)	(1,428)	(11,651)	(2,134)

Income from discontinued operations, net of income taxes	700				700

Net income (loss)	11,725	(80)	(1,428)	(11,651)	(1,434)

Net loss attributable to non-controlling interest		6			6

Net income (loss) attributable to Headwaters Incorporated	$11,725	$(74)	$(1,428)	$(11,651)	$(1,428)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended December 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$106,393	$11,141	$—	$—	$117,534
Construction materials	81,404				81,404
Energy technology	659				659
Total revenue	188,456	11,141	—	—	199,597

Cost of revenue:
Building products	76,518	7,674			84,192
Construction materials	59,511				59,511
Energy technology	207				207
Total cost of revenue	136,236	7,674	—	—	143,910

Gross profit	52,220	3,467	—	—	55,687

Operating expenses:
Amortization	4,118	368			4,486
Selling, general and administrative	25,802	1,574	4,653		32,029
Total operating expenses	29,920	1,942	4,653	—	36,515

Operating income (loss)	22,300	1,525	(4,653)	—	19,172

Other income (expense):
Net interest expense	(44)		(11,908)		(11,952)
Equity in earnings of subsidiaries			21,800	(21,800)	—
Other, net	(80)	(189)			(269)
Total other income (expense), net	(124)	(189)	9,892	(21,800)	(12,221)

Income from continuing operations before income taxes	22,176	1,336	5,239	(21,800)	6,951

Income tax benefit (provision)	(1,270)	(130)	1,600		200

Income from continuing operations	20,906	1,206	6,839	(21,800)	7,151

Loss from discontinued operations, net of income taxes	(67)				(67)

Net income	20,839	1,206	6,839	(21,800)	7,084

Net income attributable to non-controlling interest		(245)			(245)

Net income attributable to Headwaters Incorporated	$20,839	$961	$6,839	$(21,800)	$6,839

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2013

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$11,725	$(80)	$(1,428)	$(11,651)	$(1,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,918	68	61		13,047
Interest expense related to amortization of debt issue costs and debt discount			570		570
Stock-based compensation	197		269		466
Net loss on disposition of property, plant and equipment	316		45		361
Gain on sale of discontinued operations, net of income taxes	(964)				(964)
Net loss of unconsolidated joint ventures		49			49
Equity in earnings of subsidiaries			(11,651)	11,651	0
Decrease in trade receivables	38,426	503			38,929
Decrease (increase) in inventories	(5,119)	337			(4,782)
Increase (decrease) in accounts payable and accrued liabilities	(21,485)	1,043	(12,408)		(32,850)
Other changes in operating assets and liabilities, net	(784)	140	(2,135)		(2,779)
Net cash provided by (used in) operating activities	35,230	2,060	(26,677)	—	10,613

Cash flows from investing activities:
Business acquisition		(57,550)			(57,550)
Investments in unconsolidated joint ventures		(750)			(750)
Purchase of property, plant and equipment	(5,847)	(20)	(1,021)		(6,888)
Proceeds from disposition of property, plant and equipment	111				111
Proceeds from sale of discontinued operations	4,666				4,666
Net decrease in long-term receivables and deposits	2,511		299		2,810
Net change in other assets	(75)		210		135
Net cash provided by (used in) investing activities	1,366	(58,320)	(512)	—	(57,466)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			146,650		146,650
Other debt issue costs			(105)		(105)
Employee stock purchases	240		79		319
Intercompany transfers	(32,487)	58,242	(25,755)		0
Net cash provided by (used in) financing activities	(32,247)	58,242	120,869	—	146,864

Net increase in cash and cash equivalents	4,349	1,982	93,680	—	100,011

Cash and cash equivalents, beginning of period	70,713	34	4,569		75,316

Cash and cash equivalents, end of period	$75,062	$2,016	$98,249	$—	$175,327

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended December 31, 2014

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$20,839	$1,206	$6,839	$(21,800)	$7,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,089	713	108		12,910
Interest expense related to amortization of debt issue costs and debt discount			525		525
Stock-based compensation	238		381		619
Net loss (gain) on disposition of property, plant and equipment	116	(9)			107
Loss on sale of discontinued operations, net of income taxes	45				45
Net loss of unconsolidated joint ventures		221			221
Equity in earnings of subsidiaries			(21,800)	21,800	0
Decrease in trade receivables	33,641	96			33,737
Increase in inventories	(4,683)	(132)			(4,815)
Decrease in accounts payable and accrued liabilities	(21,230)	(423)	(18,783)		(40,436)
Other changes in operating assets and liabilities, net	(358)	100	(1,591)		(1,849)
Net cash provided by (used in) operating activities	40,697	1,772	(34,321)	—	8,148

Cash flows from investing activities:
Business acquisition	(1,200)				(1,200)
Investments in unconsolidated joint venture	(125)				(125)
Purchase of property, plant and equipment	(7,403)	(134)	(1,234)		(8,771)
Proceeds from disposition of property, plant and equipment	315	10			325
Net decrease (increase) in long-term receivables and deposits	(136)		1,076		940
Net change in other assets	(89)		214		125
Net cash provided by (used in) investing activities	(8,638)	(124)	56	—	(8,706)

Cash flows from financing activities:
Dividends paid to non-controlling interest in consolidated subsidiary		(521)			(521)
Employee stock purchases	235	7	73		315
Intercompany transfers	(22,984)	(2,146)	25,130		0
Net cash provided by (used in) financing activities	(22,749)	(2,660)	25,203	—	(206)

Net increase (decrease) in cash and cash equivalents	9,310	(1,012)	(9,062)	—	(764)

Cash and cash equivalents, beginning of period	33,552	5,764	113,226		152,542

Cash and cash equivalents, end of period	$42,862	$4,752	$104,164	$—	$151,778

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

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We currently operate primarily in two building materials-oriented business segments: building products and construction materials, and have several product lines within those segments. Our end markets include new residential, residential repair and remodel, commercial, institutional and infrastructure. Our third non-core operating segment is energy technology.

Operations and Markets.  In the building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories marketed primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are marketed under the Gerard and Allmet brands.

Our construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, we sell fly ash directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities. We acquired two small businesses in the CCP industry in fiscal 2014.

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

Building Products Segment.  For several years, our building products segment was significantly affected by the depressed new housing and residential repair and remodel markets. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. There was improvement in end markets in fiscal 2013 and 2014, although fiscal 2014 was somewhat uneven, and while demand for new homes rose in 2014, there is still an environment characterized by uncertainties which constrain new building and purchases. New residential construction starts as of December 2014 were at a seasonally-adjusted annualized level of approximately 1.1 million units, a modest increase from 1.0 million units as of December 2013. Through fiscal 2014, recovery of the repair and remodel markets seemed to lag the rebound in new residential construction, although some improvement of repair and remodel was noted in the December 2014 quarter.

Existing home sales have been relatively steady over the past year. The National Association of Realtors reported that for all of calendar 2014, there were 4.9 million sales, which was slightly lower than 5.1 million for calendar 2013. December 2014 total existing home sales were at a seasonally-adjusted annual rate of 5.0 million units, a slight increase from 4.9 million units in December 2013. Total housing inventory as of December 31, 2014 was 1.9 million existing homes for sale, representing a 4.4-month supply. This compares to a 4.6-month supply as of December 31, 2013 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in December 2014 was 6% higher than in December 2013. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

We, like many others in the building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2007 and continuing through 2011. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans, and consumer confidence has been unsteady. It is not possible to know if the improved market conditions and housing recovery we are currently experiencing are sustainable for the long-term and there are no assurances that improvements in our building products markets will continue.

Construction Materials Segment.  Our business strategy in the construction materials segment is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management. The economic downturn in 2007 through 2011 had less impact on our construction materials segment than on our building products segment. However, to the extent that coal combustion power plant units are shut down or idled in the future, our CCP segment may be adversely affected.

Energy Technology Segment.  Revenues for the energy technology segment consist primarily of catalyst sales. Two refineries utilize the HCAT catalyst technology and on-site testing by potential new customers continues.

Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and the remaining ten facilities in 2013. We recognized small estimated gains on the 2012 and 2013 sales transactions, and subsequent to the dates of sale, some adjustments of the previously recorded estimated gains have been recognized. We currently expect that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved.

Seasonality and Weather.  Both our building products and construction materials segments are greatly impacted by seasonality. Accordingly, revenues and profitability are generally highest in the June and September quarters.

Capitalization and Liquidity.  In 2011, we restructured our long-term debt with the issuance of $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. In fiscal 2012 and 2013, we repaid a total of $85.6 million of our convertible senior subordinated notes and in fiscal 2014 we repaid $7.7 million of these notes. Currently, we have outstanding approximately $49.8 million face value of convertible debt, which is due in February 2016.

In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. Approximately $95.0 million of those net proceeds were used to acquire the four businesses described above. As of December 31, 2014, we had approximately $151.8 million of cash on hand, total liquidity of approximately $212.1 million and additional cash flow is expected to be generated from operations over the next 12 months.

Capital expenditures for each of the years 2012 through 2014 ranged from approximately $26.0 million to $36.0 million and are currently expected to be approximately $40.0 million during fiscal 2015.

In summary, our strategy for 2015 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The information set forth below compares our operating results for the three months ended December 31, 2014, the first quarter of our 2015 fiscal year (2015), with operating results for the three months ended December 31, 2013, the first quarter of our 2014 fiscal year (2014). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our first quarter 2015 revenue increased by 21% to $199.6 million from $165.6 million for the first quarter of 2014. Gross profit increased by 36%, to $55.7 million in 2015, compared to $40.9 million in 2014 and operating income improved from $7.6 million in 2014 to $19.2 million in 2015. Income from continuing operations was $7.2 million, or $0.09 per diluted share, for the first quarter of 2015, compared to a loss of $(2.1) million, or $(0.03) per diluted share, for the first quarter of 2014. Net income including discontinued operations was $7.1 million, or $0.09 per diluted share, for the first quarter of 2015, compared to a net loss of $(1.4) million, or $(0.02) per diluted share, for the first quarter of 2014.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 26% from $93.0 million in the first quarter of 2014 to $117.5 million in the first quarter of 2015. The 26% revenue increase was due to both organic growth and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. Organic revenue growth was broadly distributed throughout our major product categories as we benefited from a growing economy, an improved residential repair and remodel market, and favorable weather conditions. In the first quarter of 2015, gross profit increased by 41% to $33.3 million from $23.7 million in 2014. In certain markets, we have also been able to raise prices to help offset cost increases. Cost improvement efforts, coupled with lower energy costs and operating leverage, contributed to gross margin improvement of 290 basis points.

According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.1 million and 1.5 million units, respectively. New housing starts were only 0.9 million units and 1.0 million units in calendar 2013 and 2014, respectively, and during the last 55 years, the six years with the lowest number of housing starts were the six consecutive calendar years 2008 through 2013. According to the NAHB, in December 2014 the seasonally-adjusted annual number of new housing starts was 1.1 million units. Also impacting some of our product offerings has been the continuing weakness in some sectors of the repair and remodel end markets, including resin-based siding, which continues to be weaker than the new residential construction market. However, some improvement was observed in the repair and remodel markets in the December 2014 quarter.

The significant weakness in the new housing and residential repair and remodel markets which began several years ago appeared to ease somewhat during fiscal 2013 and 2014, but the recovery was somewhat uneven during fiscal 2014. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some areas of the U.S., such as parts of the South and West, as compared to other regions such as the Northeast and Midwest, where growth has been minimal. These regional differences in the health of the housing market impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and price increases have tempered somewhat the impact of the weak housing market; however, it is not possible to know when improved market conditions and a housing recovery will become sustainable over the long-term.

Given our market leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in the housing market. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still below the 50-year average. Also, according to a 2014 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average between approximately 1.2 million and 1.3 million units a year from 2015 to 2025.

Construction Materials Segment.  Construction materials revenue increased by 14% to $81.4 million in the first quarter of 2015, compared to $71.5 million in 2014. The revenue growth was due to increases in product volume and prices, partially offset by a decrease in service revenue. First quarter 2015 fly ash volumes benefitted from stable supply, favorable weather, and momentum early in the quarter. If cement shortages develop due to limited domestic production capacity, there could be an increase in the fly ash substitution rate leading to additional volume growth. Following increases in portland cement pricing, our average net sales price per ton increased in 2015 over the prior year quarter.

Service revenue represented approximately 23% of total segment revenue for the first quarter of 2015, compared to 31% for the first quarter of 2014 and 25% for all of fiscal 2014. Service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality. Service revenue declined in the first quarter of 2015 because multiple fiscal 2014 add-on service projects were completed. Looking forward, greater regulatory certainty resulting from the new EPA disposal regulations could create a positive environment for incremental service projects as utilities adapt to the new rules.

Gross profit increased by 30% to $21.9 million in the first quarter of 2015, compared to $16.8 million in 2014, and gross margin increased by more than 340 basis points to nearly 27%. The increases in gross profit and gross margin in 2015 were primarily due to increases in fly ash revenue resulting from positive changes in both volume and price, as well as to cost management initiatives.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 9.0% over 2011 and calendar 2013 consumption increased 4.4% over 2012. Cement consumption was projected to increase 8.2% in calendar 2014 and by percentages ranging from 8.0% to 5.3% in calendar years 2015 through 2019. It is not possible to accurately predict the future trends of either cement consumption or cement prices, nor the correlation between cement usage and prices and fly ash sales and prices. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In November 2013, the PCA’s Chief Economist indicated the trough point for road construction, which accounts for the largest amount of public cement consumption, was reached in 2013.

As anticipated, in December 2014 the EPA issued its final rule for regulation of coal ash disposal as a non-hazardous solid waste under Subtitle D of the Resource Conservation and Recovery Act. This action comes after several years of effort to eliminate uncertainty in the marketplace over the demonstrated beneficial use of fly ash in concrete applications.

Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown or temporary idling of multiple coal combustion power plant units (primarily older and smaller units), negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue until the industry adjusts to requirements to update coal burning plants, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed, creating an opportunity for potential growth. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers. The two business acquisitions in the construction materials industry in fiscal 2014 increased our supply of fly ash and other CCPs, increasing our competitive position in the Northeast and Southeast regions of the U.S.

Energy Technology Segment.  Energy technology segment revenues in 2015 were $0.7 million, compared to revenues of $1.1 million in 2014. The decrease in revenue was due primarily to the timing of shipments to the two refineries which use HCAT, our heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the fiscal 2014 business acquisitions. Selling, general and administrative expenses increased 13% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired in fiscal 2014.

Other Income and Expense.  In 2015, we reported net other expense of $12.2 million, compared to net other expense of $10.0 million in 2014. The increase of $2.2 million was comprised of an increase in net interest expense of approximately $1.9 million and a change in net other expense of approximately $0.3 million. Net interest expense increased primarily due to the senior debt which was issued in 2014. Interest expense in fiscal 2015 is currently expected to be approximately $50.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 10% estimated effective income tax rate for fiscal 2015 and the 14% rate used for fiscal 2014, including why we have recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. See “Critical Accounting Policies and Estimates — Income Taxes” in the Form 10-K for a detailed discussion of this valuation allowance. In 2015, we also recorded approximately $0.9 million of tax benefit for discrete items, all as described in Note 9.

Discontinued Operations.  We recorded less than $0.1 million of loss from discontinued operations in 2015. We recorded $0.7 million of gain from discontinued operations in 2014, representing $0.3 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $1.0 million of gain related to the coal cleaning facilities sold in the January 2013 sales transaction. The initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $4.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved. We currently expect that additional adjustments to the estimated gains and losses from sale of the facilities may be recognized in the future as certain contingencies are resolved.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the purchase agreement was amended to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of December 31, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability as necessary. We have also reserved certain receivables due from the buyer until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation contingency is resolved.

Impact of Inflation and Related Matters

In certain periods, some of our operations in the building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride, cement and aggregates. In addition, in prior periods we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers through higher prices, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

There has been a dramatic reduction in oil prices since the summer of 2014, which had a positive effect on fuel and transportation costs in our December 2014 quarter. If oil prices were to remain near their current low level for the long-term, the positive impact on costs would continue, but revenues in certain of our operations could be negatively affected. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues. Currently, we do not believe low oil prices will significantly affect fiscal 2015 revenues.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during 2015 was approximately $8.1 million, compared to net cash provided by operating activities during 2014 of approximately $10.6 million. The two most significant differences in the components of operating cash flows between the two periods were an increase in net income of approximately $8.5 million from 2014 to 2015 and a reduction in cash flow of approximately $11.9 million related to changes in working capital accounts, primarily trade receivables and current liabilities. The change related to working capital accounts was primarily due to increased sales in 2015 as compared to 2014 and the timing of payments to vendors.

In 2015, our primary investing activity consisted of capital expenditures, and in 2014 our primary investing activity consisted of the acquisition of Roof Tile. Purchases of property, plant and equipment increased from $6.9 million in 2014 to $8.8 million in 2015. There were no significant financing activities in 2015, but in 2014 we issued $150.0 million of senior debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  On December 12, 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., which markets its products primarily under the Entegra brand. Entegra is in the building products segment. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for 2014. In 2015, we acquired the remaining 50% interest in a former equity method investee for a cash payment of approximately $1.2 million.

In both 2014 and 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2015 for both maintenance and growth are currently expected to be approximately $40.0 million, as compared to approximately $36.0 million in fiscal 2014 and less than $30.0 million in fiscal 2013 and 2012. Funding for fiscal 2015 capital expenditures is expected to come from working capital. As of December 31, 2014, we were committed to spend approximately $1.8 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 25% or less of total potential availability under the facility.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, we amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of December 31, 2014, we remain contingently liable for one of the assumed obligations and have accrued approximately $8.0 million to meet that contingent liability as necessary. We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In 2014, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million, of which approximately $95.0 million was used to acquire Roof Tile and other businesses in fiscal 2014.

Our outstanding long-term debt matures from 2016 through 2019, with approximately $49.8 million due in February 2016. We have sufficient cash on hand to repay the debt due in 2016 and we currently believe our cash flow will be sufficient to repay all outstanding long-term debt on or before the respective due dates. Following certain asset sales, as defined, we could be required to prepay a portion of the senior secured notes.

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

We were in compliance with all debt covenants as of December 31, 2014. The senior secured notes, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 15% of the total $70.0 million commitment, or $10.5 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in 2009. The ABL Revolver has a termination date of October 2018, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured notes or the convertible senior subordinated notes, at which time any amounts borrowed must be repaid. The contingent provision for early termination is precluded if borrowing base capacity under the ABL Revolver and/or cash collateral is at least equivalent to the amount of notes maturing on such date. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

As of December 31, 2014, availability under the ABL Revolver was approximately $60.3 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 15% threshold, or $10.5 million, in a future period. As of December 31, 2014, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.4. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for debt service plus rent expense. Voluntary prepayments of debt principal may be excluded from fixed charges if, at the time of the prepayment, the pro-forma net excess availability (after giving effect of the prepaid debt) for the prior and future 60 days is greater than 25% of the facility, or $17.5 million.

If availability under the ABL Revolver were to decline below $10.5 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. We do not currently believe it is likely we will reach the lower limits of both our ABL Revolver and the fixed charge coverage ratio. See Note 7 to the condensed consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

Working Capital.  As of December 31, 2014, our working capital was $220.8 million (including $151.8 million of cash and cash equivalents) compared to $207.8 million as of September 30, 2014. We currently expect operations to produce positive cash flow during fiscal 2015 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $1.1 million for both 2014 and 2015. As of December 31, 2014, our NOL and capital loss carryforwards totaled approximately $67.7 million (tax effected). The U.S. and state NOLs and capital losses expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of December 31, 2014, which expire from 2028 to 2034. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures and interest payments on long-term debt. In subsequent periods, significant cash requirements will include the repayment of debt. See Note 12 to the condensed consolidated financial statements where the potential risks of litigation are described. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

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

Cash Performance Unit Awards. As described in Note 12 to the condensed consolidated financial statements, the Compensation Committee approved grants of performance unit awards to participants in certain business units related to cash flows generated during fiscal 2014, including a provision for adjustment for changes in our average stock price during the 2014 fiscal year. The terms of these awards are similar to those for the 2012 and 2013 awards with one added feature that provides for potential further adjustment based on cash flows generated in fiscal 2015 and 2016. Therefore, adjustments to the estimated liability for the 2014 awards may occur in fiscal 2015 and 2016 depending on cash flows generated in those years, but not for changes in the stock price subsequent to September 30, 2014.

In the December 2014 quarter, the Committee approved grants of performance unit awards to participants in certain business units related to cash flows generated during fiscal 2015, with terms similar to those for the 2014 awards. Changes in our cash flow generation as well as changes in the stock price through September 30, 2015 will result in adjustment of the expected liability as of September 30, 2015, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter through September 30, 2015. Potential adjustments to the liability for the fiscal 2015 awards may also occur in fiscal 2016 and 2017, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2011 and 2012 the Committee approved grants to certain employees of approximately 1.4 million cash-settled SARs, approximately 0.5 million of which remain outstanding as of December 31, 2014. All of these SARs have vested. The SARs terminate on or before September 30, 2016 and as of December 31, 2014, approximately $5.9 million has been accrued for outstanding awards because the stock price at December 31, 2014 was above the grant-date stock prices of $3.81 and $1.85. Future changes in our stock price through the expiration dates in any amount above the grant-date stock prices will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

Compensation expense for all cash-settled SARs was approximately $0.9 million and $1.3 million for the December 2013 and 2014 quarters, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.5 million in the ultimate payout liability. The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $0.9 million and $1.3 million for the December 2013 and 2014 quarters, respectively.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2014 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

See “Legal Matters” in Note 12 to the condensed consolidated financial statements for a description of current legal proceedings.

ITEM 1A.         RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended December 31, 2014, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 — October 31, 2014	0	n/a	n/a	n/a
November 1, 2014 — November 30, 2014	4,554	$13.45	n/a	n/a
December 1, 2014 — December 31, 2014	0	n/a	n/a	n/a
Total	4,554	$13.45	n/a	n/a

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

HEADWATERS INCORPORATED

Date: February 5, 2015	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2015	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)