Form 10-Q
period 2015-03-31
HEADWATERS INC
filed 2015-05-07
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of April 30, 2015 was 73,745,988.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2014	2015

ASSETS

Current assets:
Cash and cash equivalents	$152,542	$79,723
Trade receivables, net	119,330	91,366
Inventories	50,633	63,565
Current and deferred income taxes	11,076	11,218
Other	10,536	12,146
Total current assets	344,117	258,018

Property, plant and equipment, net	182,111	182,249

Other assets:
Goodwill	175,586	175,512
Intangible assets, net	159,863	152,812
Other	34,629	34,645
Total other assets	370,078	362,969

Total assets	$896,306	$803,236
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,026	$19,820
Accrued personnel costs	48,902	32,575
Accrued interest	18,273	2,721
Current income taxes	368	0
Other accrued liabilities	41,757	37,049
Current portion of long-term debt	0	3,188
Total current liabilities	136,326	95,353

Long-term liabilities:
Long-term debt, net	592,458	559,129
Income taxes	23,242	18,939
Other	28,586	31,359
Total long-term liabilities	644,286	609,427
Total liabilities	780,612	704,780

Commitments and contingencies

Redeemable non-controlling interest in consolidated subsidiary	13,252	12,829

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,510 shares at September 30, 2014 (including 61 shares held in treasury) and 73,742 shares at March 31, 2015 (including 71 shares held in treasury)	74	74
Capital in excess of par value	723,648	725,615
Retained earnings (accumulated deficit)	(620,688)	(639,306)
Treasury stock	(592)	(756)
Total stockholders’ equity	102,442	85,627

Total liabilities and stockholders’ equity	$896,306	$803,236

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2014	2015	2014	2015

Revenue:
Building products	$94,139	$106,406	$187,151	$223,940
Construction materials	59,093	67,498	130,614	148,902
Energy technology	3,280	5,821	4,362	6,480
Total revenue	156,512	179,725	322,127	379,322

Cost of revenue:
Building products	70,828	79,481	140,166	163,673
Construction materials	45,669	50,738	100,434	110,249
Energy technology	1,464	2,365	2,083	2,572
Total cost of revenue	117,961	132,584	242,683	276,494

Gross profit	38,551	47,141	79,444	102,828

Operating expenses:
Amortization	5,485	4,560	10,591	9,046
Selling, general and administrative	32,517	34,351	60,744	66,380
Total operating expenses	38,002	38,911	71,335	75,426

Operating income	549	8,230	8,109	27,402

Other income (expense):
Net interest expense	(12,234)	(35,965)	(22,290)	(47,917)
Other, net	(32)	(33)	(20)	(302)
Total other income (expense), net	(12,266)	(35,998)	(22,310)	(48,219)

Loss from continuing operations before income taxes	(11,717)	(27,768)	(14,201)	(20,817)

Income tax benefit	2,210	2,780	2,560	2,980

Loss from continuing operations	(9,507)	(24,988)	(11,641)	(17,837)

Income (loss) from discontinued operations, net of income taxes	(575)	(210)	125	(277)

Net loss	(10,082)	(25,198)	(11,516)	(18,114)

Net income attributable to non-controlling interest	(236)	(259)	(230)	(504)

Net loss attributable to Headwaters Incorporated	$(10,318)	$(25,457)	$(11,746)	$(18,618)

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.13)	$(0.34)	$(0.16)	$(0.25)
From discontinued operations	(0.01)	(0.00)	0.00	(0.00)
	$(0.14)	$(0.34)	$(0.16)	$(0.25)

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2015

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2014	73,510	$74	$723,648	$(620,688)	$(592)	$102,442

Issuance of common stock pursuant to employee stock purchase plan	38	0	464			464

Issuance of restricted stock, net of cancellations	115	0				0

Exercise of stock appreciation rights	79	0				0

Stock-based compensation			1,339			1,339

Net 10 share increase in treasury stock held for deferred compensation plan obligations, at cost			164		(164)	0

Net loss attributable to Headwaters Incorporated for the six months ended March 31, 2015				(18,618)		(18,618)

Balances as of March 31, 2015	73,742	$74	$725,615	$(639,306)	$(756)	$85,627

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2014	2015

Cash flows from operating activities:
Net loss	$(11,516)	$(18,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,460	25,856
Interest expense related to amortization of debt issue costs and debt discount	1,153	5,042
Stock-based compensation	1,016	1,339
Deferred income taxes	214	477
Net loss on disposition of property, plant and equipment	373	113
Loss (gain) on sale of discontinued operations, net of income taxes	(3,117)	241
Net loss of unconsolidated joint ventures	133	234
Decrease in trade receivables	30,911	28,347
Increase in inventories	(9,754)	(10,628)
Decrease in accounts payable and accrued liabilities	(23,598)	(47,580)
Other changes in operating assets and liabilities, net	(5,530)	(8,769)
Net cash provided by (used in) operating activities	6,745	(23,442)

Cash flows from investing activities:
Business acquisitions	(60,619)	(1,200)
Investments in unconsolidated joint ventures	(1,000)	(125)
Purchase of property, plant and equipment	(15,944)	(17,474)
Proceeds from disposition of property, plant and equipment	358	640
Proceeds from sale of discontinued operations	4,666	0
Net decrease in long-term receivables and deposits	5,825	3,650
Net change in other assets	24	(344)
Net cash used in investing activities	(66,690)	(14,853)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	146,200	414,675
Payments on long-term debt	(7,792)	(448,736)
Dividends paid to non-controlling interest in consolidated subsidiary	0	(927)
Employee stock purchases	454	464
Net cash provided by (used in) financing activities	138,862	(34,524)

Net increase (decrease) in cash and cash equivalents	78,917	(72,819)

Cash and cash equivalents, beginning of period	75,316	152,542

Cash and cash equivalents, end of period	$154,233	$79,723

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.              Nature of Operations and Basis of Presentation

Description of Business and Organization — Headwaters Incorporated (Headwaters) is a building materials company incorporated in Delaware, providing products and services in two core business segments.

The building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and concrete block. Revenues from Headwaters’ building products businesses are diversified geographically and also by end use, including new housing construction and residential repair and remodeling, as well as commercial construction.

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the six months ended March 31, 2014, approximately 13% of Headwaters’ total revenue and cost of revenue was for services. During the six months ended March 31, 2015, approximately 10% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments and the non-routine adjustments to account for the debt transactions described in Note 7. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2014 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

Recent Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest–Imputation of Interest (ASC Topic 835-30). This new rule was issued to simplify the presentation of debt issue costs to require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issue costs were not affected by the amendments in

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

the ASU. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued and Headwaters elected to adopt the ASU effective as of March 31, 2015, with retrospective application to the September 30, 2014 balance sheet.

The effect of the adoption of ASU 2015-03 was to reclassify debt issue costs of approximately $7.1 million as of September 30, 2014 and $10.6 million as of March 31, 2015 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the balance sheets were reduced by those amounts, and the long-term debt amounts presented in the balance sheets were reduced by the same amounts. There was no effect on net income (loss).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. For Headwaters, the mandatory adoption date of ASC 606 is October 1, 2017 and there are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. Headwaters is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

Reclassifications — Certain prior period amounts, including the changes described above for the accounting for debt issue costs, have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income (loss), but the reclassification of debt issue costs did affect total assets and total liabilities.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	Three Months Ended March 31, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$94,139	$59,093	$3,280	$0	$156,512

Depreciation and amortization	$(9,546)	$(3,319)	$(479)	$(69)	$(13,413)

Operating income (loss)	$1,907	$5,228	$(821)	$(5,765)	$549
Net interest expense					(12,234)
Other income (expense), net					(32)
Income tax benefit					2,210
Loss from continuing operations					(9,507)
Loss from discontinued operations, net of income taxes					(575)
Net loss					$(10,082)

Capital expenditures	$6,864	$1,377	$75	$740	$9,056

Segment assets as of September 30, 2014	$411,968	$325,140	$22,674	$136,524	$896,306

	Three Months Ended March 31, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$106,406	$67,498	$5,821	$0	$179,725

Depreciation and amortization	$(8,702)	$(3,799)	$(341)	$(104)	$(12,946)

Operating income (loss)	$4,679	$8,175	$1,473	$(6,097)	$8,230
Net interest expense					(35,965)
Other income (expense), net					(33)
Income tax benefit					2,780
Loss from continuing operations					(24,988)
Loss from discontinued operations, net of income taxes					(210)
Net loss					$(25,198)

Capital expenditures	$6,131	$1,026	$61	$1,485	$8,703

Segment assets as of March 31, 2015	$396,568	$308,750	$27,131	$70,787	$803,236

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	Six Months Ended March 31, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$187,151	$130,614	$4,362	$0	$322,127

Depreciation and amortization	$(18,758)	$(6,605)	$(967)	$(130)	$(26,460)

Operating income (loss)	$6,993	$15,161	$(3,107)	$(10,938)	$8,109
Net interest expense					(22,290)
Other income (expense), net					(20)
Income tax benefit					2,560
Loss from continuing operations					(11,641)
Income from discontinued operations, net of income taxes					125
Net loss					$(11,516)

Capital expenditures	$11,316	$2,562	$305	$1,761	$15,944

	Six Months Ended March 31, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$223,940	$148,902	$6,480	$0	$379,322

Depreciation and amortization	$(17,415)	$(7,535)	$(694)	$(212)	$(25,856)

Operating income (loss)	$16,627	$21,663	$(138)	$(10,750)	$27,402
Net interest expense					(47,917)
Other income (expense), net					(302)
Income tax benefit					2,980
Loss from continuing operations					(17,837)
Loss from discontinued operations, net of income taxes					(277)
Net loss					$(18,114)

Capital expenditures	$12,152	$2,374	$229	$2,719	$17,474

3.              Acquisitions

Entegra — On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile Acquisition, LLC, a privately-held Florida-based company in the building products industry, which sells its products primarily under the Entegra brand. Entegra’s results of operations have been included with Headwaters’ consolidated results beginning December 13, 2013.

Entegra is a leading manufacturer of concrete roof tiles and accessories which are sold primarily into Florida. The acquisition of Entegra provides additional product offerings to Headwaters’ current roofing products portfolio. Headwaters believes the strategic location of Entegra’s centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and distribution within Florida, which is one of the fastest growing states in the U.S. in terms of population.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Entegra’s future growth attributable to new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

Gerard — On May 16, 2014, Headwaters acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, L.P., which products are sold under the Gerard and Allmet brands. Gerard’s results of operations are being reported within the building products segment and have been included with Headwaters’ consolidated results beginning May 16, 2014.

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

Total consideration paid for Gerard was approximately $27.6 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of operations for fiscal 2014.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The Gerard acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$9,236
Current liabilities	(1,691)
Property, plant and equipment	8,314
Intangible assets:
Customer relationships (15 year life)	4,000
Trade name (indefinite life)	3,900
Goodwill	7,719
Long-term liabilities	(3,906)
Net assets acquired	$27,572

The process of identifying and valuing the intangible assets that were acquired has not been completed. When this process is completed and estimated useful lives are finalized, amortization of the intangible assets will be adjusted effective as of May 16, 2014 if necessary. Gerard’s future growth attributable to new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

Other — During the March 2014 quarter, Headwaters acquired the assets of a company in the construction materials industry located in the Northeast U.S. for initial cash consideration of approximately $3.1 million. This acquisition increased Headwaters’ supply of fly ash and bottom ash, improving its competitive position in that region. During the September 2014 quarter, Headwaters acquired the assets of another company in the construction materials industry located in the Southeast U.S. for cash consideration of approximately $7.4 million. This acquisition increased Headwaters’ supply of ash products produced by industrial boilers and has strengthened the ability to meet customers’ needs along the Gulf Coast.

Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. Headwaters acquired 100% of one such equity method investee in the December 2014 quarter for a cash payment of approximately $1.2 million. As a result of Headwaters obtaining a controlling financial interest from this transaction, the investee has been consolidated within the building products segment.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Because there is no fixed redemption date for the put right, Headwaters compares quarterly the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on the EBITDA formula described previously to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the changes in carrying value of the non-controlling interest during the six months ended March 31, 2015:

(in thousands)

Balance as of September 30, 2014	$13,252
Net income attributable to non-controlling interest	504
Dividends paid to non-controlling interest	(927)
Balance as of March 31, 2015	$12,829

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2014	2015	2014	2015
Revenue	$0	$0	$0	$0

Loss from operations of discontinued operations before income taxes	$(2,728)	$(14)	$(2,992)	$(36)
Gain (loss) on disposal	2,153	(196)	3,117	(241)
Income tax provision	0	0	0	0
Income (loss) from discontinued operations, net of income taxes	$(575)	$(210)	$125	$(277)

Headwaters sold all of its coal cleaning facilities in fiscal 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, adjustments of the previously recognized estimated gains on the sales transactions have been recorded, including the reported amounts reflected in the table above. Headwaters currently expects that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved. The loss from operations reflected in the table includes expenses for certain litigation which commenced prior to disposal of the business.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of March 31, 2015, one of Headwaters’ subsidiaries anticipates that it will perform permit

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2014	March 31, 2015

Raw materials	$12,017	$13,645
Finished goods	38,616	49,920
	$50,633	$63,565

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2014		March 31, 2015
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	Indefinite	$15,300	$—	$15,300	$—

CCP contracts	15 - 20 years	112,300	64,192	112,300	67,033
Customer relationships	5 - 17 years	107,953	50,355	109,299	54,188
Trade names	5 - 20 years	67,220	33,394	67,220	35,104
Patents and patented technologies	5 - 19 years	14,526	11,686	14,526	12,130
Other	5 - 17 years	3,935	1,744	4,584	1,962
		$321,234	$161,371	$323,229	$170,417

Total amortization expense related to intangible assets was approximately $5.5 million and $4.6 million for the March 2014 and 2015 quarters, respectively, and approximately $10.6 million and $9.0 million for the six months ended March 31, 2014 and 2015, respectively. The primary reason for the decrease in amortization expense from 2014 to 2015 is that certain assets have been fully amortized.

Total estimated annual amortization expense for 2015 through 2020 is shown in the following table:

Year ending September 30:	(in thousands)
2015	$18,166
2016	17,957
2017	17,079
2018	17,030
2019	16,001
2020	11,762

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $599.8 million as of September 30, 2014 and $575.0 million as of March 31, 2015. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2014	March 31, 2015

Senior secured term loan, due March 2022 (face amount $425,000)	$0	$414,801
7¼% Senior notes, due January 2019 (face amount $150,000)	147,192	147,516
7-5/8% Senior secured notes, repaid in March 2015 (face amount $400,000)	396,058	0
8.75% Convertible senior subordinated notes, repaid in February 2015 (face amount $49,791)	49,208	0

Carrying amount of long-term debt, net of discounts and debt issue costs	592,458	562,317
Less current portion	0	(3,188)

Long-term debt	$592,458	$559,129

Senior Secured Term Loan — In March 2015, Headwaters entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. The loan will mature in March 2022, subject to certain exceptions described below. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity. In the event that in October 2018 Headwaters has more than $50.0 million outstanding of the 7¼% senior notes and has not received a binding commitment to refinance these notes, the maturity date of the Term Loan Facility will be October 2018.

The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters’ pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.5% for any eurocurrency loan and 2.5% for any alternate base rate loan. The initial interest rate on borrowings under the Term Loan Facility is 4.5%, with interest payable quarterly.

Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans and with respect to certain repricing transactions in which new secured term loans are incurred within six months of March 24, 2015, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters’ annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt.

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters.

The net proceeds from the initial borrowing under the Term Loan Facility were approximately $414.7 million, after giving effect to original issue discount of approximately $2.1 million and estimated transaction costs of approximately $8.2 million. As described below, the net proceeds from the original borrowing under the Term Loan Facility were primarily used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes.

7¼% Senior Notes — In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are subordinate in priority to the senior secured Term Loan Facility described above and the ABL Revolver described below, to the extent of the value of the assets securing such debt, and are senior to all other future subordinated debt.

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

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all debt covenants as of March 31, 2015.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of March 31, 2015. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of March 31, 2015, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.4 million for various purposes and had availability under the ABL Revolver of approximately $60.6 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBOR rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2015, the interest rate on those borrowings would have been approximately 1.8%.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2015.

7-5/8% Senior Secured Notes — In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. In March 2015, Headwaters irrevocably deposited with the trustee of the notes an amount sufficient to pay and discharge all obligations under the notes and the related indenture, which discharge the trustee acknowledged. As a result, the indenture and all related guarantees and security interests have been discharged. This discharge resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in Headwaters’ statements of operations for the 2015 periods.

8.75% Convertible Senior Subordinated Notes Due 2016 — In February 2015, Headwaters repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, pursuant to open market transactions. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense in the statement of operations.

Interest and Debt Maturities — During the March 2014 and 2015 quarters, Headwaters incurred total interest costs of approximately $12.4 million and $36.1 million, respectively, including approximately $0.6 million and $4.5 million, respectively, of non-cash interest expense. During the six months ended March 31, 2014 and 2015, Headwaters incurred total interest costs of approximately $22.6 million and $48.3 million, respectively, including approximately $1.2 million and $5.0 million, respectively, of non-cash interest expense. As described above, approximately $24.8 million of interest expense incurred in the 2015 periods resulted from the early repayments of the 7-5/8% senior secured notes and the 8.75% convertible senior subordinated notes.

Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.6% at September 30, 2014 and 5.2% at March 31, 2015. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter beginning September 30, 2015, Headwaters has no debt maturities until January 2019.

8.              Fair Value of Financial Instruments

Headwaters’ material financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments except some long-term debt are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

All of Headwaters’ outstanding long-term debt as of September 30, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2014 would have been approximately $626.0 million, compared to a carrying value of $592.5 million. As of March 31, 2015, only the 7¼% senior notes have a fixed rate and the aggregate fair value of this debt as of March 31, 2015 would have been approximately $158.0 million, compared to a carrying value of $147.5 million.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates and, for the convertible senior subordinated notes that were outstanding at September 30, 2014, the difference between Headwaters’ common stock price at that date and the conversion price.

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2015, exclusive of discrete items, is currently expected to be approximately 10%. This estimated rate was used to record income taxes for the six months ended March 31, 2015. For the six months ended March 31, 2014, Headwaters used an estimated effective income tax rate for continuing operations of 18%. Headwaters did not recognize any tax expense or benefit for discrete items in 2014, but recognized approximately $0.9 million of tax benefit for discrete items in 2015 that did not affect the calculation of the estimated effective income tax rate for the 2015 fiscal year. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for any period presented, except to the extent of projected fiscal year earnings. The estimated income tax rates of 18% for fiscal 2014 and 10% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income is expected to be generated.

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

Negative evidence:

•                Headwaters had a three-year cumulative loss as of September 30, 2014, and has not generated significant earnings year to date in fiscal 2015.

•                Headwaters operates in cyclical industries that are difficult to forecast.

Headwaters places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During fiscal 2015, Headwaters may emerge from a three-year cumulative loss status on a consolidated basis. Headwaters will consider this and the other factors described above in evaluating the continued need for a full, or partial, valuation allowance.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

All of the factors Headwaters is considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of “cumulative losses in recent years” which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because Headwaters’ financial results are significantly dependent upon industry trends, including new housing construction, repair and remodeling, and infrastructure construction. Most of the end use categories in which Headwaters sells its products and services are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. Any reversal of the valuation allowance will favorably impact Headwaters’ results of operations in the period of reversal.

As of March 31, 2015, Headwaters’ NOL and capital loss carryforwards totaled approximately $77.8 million (tax effected). The U.S. and state NOLs expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of March 31, 2015, which expire from 2028 to 2034.

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

10.       Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of March 31, 2015, the treasury stock and related deferred compensation obligation had fair values of approximately $1.3 million, which was $0.6 million higher than the carrying values at cost.

Stock-Based Compensation — In the December 2014 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.3 million stock-based awards to officers and employees. The awards were granted under terms of the 2010 Incentive Compensation Plan and vest over an approximate three-year period. Vesting is also subject to a 60-day average stock price hurdle that precludes vesting unless Headwaters’ stock price exceeds by a predetermined amount the stock price on the date of grant, which threshold was reached during the March 2015 quarter.

Stock-based compensation expense was approximately $0.5 million and $0.7 million for the March 2014 and 2015 quarters, respectively, and $1.0 million and $1.3 million for the six months ended March 31, 2014 and 2015, respectively. As of March 31, 2015, there was approximately $3.7 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2014	2015	2014	2015

Numerator:
Loss from continuing operations	$(9,507)	$(24,988)	$(11,641)	$(17,837)

Income from continuing operations attributable to non-controlling interest	(236)	(259)	(230)	(504)

Adjustment of estimated redemption value of non-controlling interest	0	276	0	0

Numerator for basic and diluted earnings per share from continuing operations — loss from continuing operations attributable to Headwaters Incorporated	(9,743)	(24,971)	(11,871)	(18,341)

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(575)	(210)	125	(277)

Numerator for basic and diluted earnings per share — net loss attributable to Headwaters Incorporated	$(10,318)	$(25,181)	$(11,746)	$(18,618)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares outstanding	73,121	73,555	73,094	73,501

Basic and diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.13)	$(0.34)	$(0.16)	$(0.25)
From discontinued operations	(0.01)	(0.00)	0.00	(0.00)
	$(0.14)	$(0.34)	$(0.16)	$(0.25)
Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	3,821	3,811	3,879	2,358
Stock options	594	105	606	105
Restricted stock	253	264	253	132

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2015, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K (including fiscal 2015 grants made in the December 2014 quarter). Since September 30, 2014, there have been no significant changes in Headwaters’ commitments or in the amounts accrued under these awards, except for payment in the December 2014 quarter of amounts contractually due under the terms of certain prior year awards. As explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject to adjustment for cash flows generated in fiscal 2015 and 2016.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Headwaters also currently expects that additional amounts could be earned in the June and September 2015 quarters under the terms of the fiscal 2015 awards.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of March 31, 2015. These SARs are considered liability awards and vested in annual installments through September 30, 2013, provided the participant was still employed by Headwaters at the respective vest dates, and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of March 31, 2015, approximately $0.9 million has been accrued for outstanding awards because the stock price at March 31, 2015 was above the grant-date stock price of $3.81. Future changes in Headwaters’ stock price in any amount above $3.81 through September 30, 2015 will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.3 million of which remain outstanding as of March 31, 2015. These SARs have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred in fiscal 2012. Approximately $5.8 million has been accrued for outstanding awards as of March 31, 2015. Changes in Headwaters’ stock price in any amount above the grant-date stock price of $1.85 through September 30, 2016, the date these SARs expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $4.2 million and $2.7 million for the six months ended March 31, 2014 and 2015, respectively.

Property, Plant and Equipment — As of March 31, 2015, Headwaters was committed to spend approximately $1.7 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $3.9 million and $1.7 million of expense for legal matters during the six months ended March 31, 2014 and 2015, respectively. Costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of March 31, 2015 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

EPA.  In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleges that the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

EPA failed to review, and where necessary, revise RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI’s complaint seeks certain declaratory relief with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI’s case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. In May 2014, the District Court entered a consent decree ordering the EPA to take final action in December 2014 regarding EPA’s proposed revisions of RCRA subtitle D regulations pertaining to coal combustion residuals. In December 2014, the EPA issued a prepublication notice of a final rule to regulate the disposal of coal combustion residuals as solid (non-hazardous) waste under subtitle D of RCRA, with national minimum criteria for CCR landfills and impoundments consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements, post closure care, recordkeeping and reporting, and other requirements. The final rule will be effective 180 days after publication in the Federal Register, which publication occurred on April 17, 2015. It is expected that the EPA will move to terminate the consent decree in the near future which will end the case.

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

CPM.  In December 2012, CPM Virginia, LLC filed a complaint in the State of Virginia Chesapeake Circuit Court against HRI related to construction of the golf course described in the Fentress Families Trust case, alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleged that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. In April 2015, the parties agreed to dismiss the case without prejudice to the potential refiling of the claims in the future. In December 2014, CPM filed a separate complaint in the State of Virginia Richmond Circuit Court against VEPCO, VFL, and Headwaters. Plaintiff claimed that VEPCO and VFL withheld information from CPM about the environmental and safety risks of using fly ash to construct the golf course which CPM asserts that it owns or has an interest in. CPM alleged multiple causes of action and claimed hundreds of millions of dollars in damages, including site

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

remediation costs, punitive damages, and attorney fees. In February 2015, plaintiff voluntarily dismissed the complaint without prejudice to the potential refiling of the claims in the future.

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

13.  Condensed Consolidating Financial Information

Headwaters’ borrowings under the Term Loan Facility and the 7¼% senior notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by substantially all of Headwaters’ 100%-owned domestic subsidiaries. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

There are no significant restrictions on the ability of Headwaters Incorporated to obtain funds from the guarantor subsidiaries nor on the ability of the guarantor subsidiaries to obtain funds from Headwaters Incorporated or other

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

guarantor subsidiaries. Non-guaranteeing entities include subsidiaries that are not 100% owned, foreign subsidiaries and joint ventures in which Headwaters has a non-controlling ownership interest.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2014

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$33,552	$5,764	$113,226	$—	$152,542
Trade receivables, net	113,940	5,390			119,330
Inventories	48,482	2,151			50,633
Deferred income taxes	15,509	289	18,427	(23,149)	11,076
Other	9,286	168	1,082		10,536
Total current assets	220,769	13,762	132,735	(23,149)	344,117

Property, plant and equipment, net	162,458	11,674	7,979	—	182,111

Other assets:
Goodwill	145,068	30,518			175,586
Intangible assets, net	131,150	28,713			159,863
Investments in subsidiaries			406,327	(406,327)	—
Intercompany accounts and notes			637,046	(637,046)	—
Deferred income taxes	41,658		22,928	(64,586)	—
Other	14,388	1,381	18,860		34,629
Total other assets	332,264	60,612	1,085,161	(1,107,959)	370,078

Total assets	$715,491	$86,048	$1,225,875	$(1,131,108)	$896,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,643	$956	$427	$—	$27,026
Accrued personnel costs	13,483	418	35,001		48,902
Accrued interest			18,273		18,273
Current income taxes	23,198	319		(23,149)	368
Other accrued liabilities	36,811	3,006	1,940		41,757
Total current liabilities	99,135	4,699	55,641	(23,149)	136,326

Long-term liabilities:
Long-term debt, net			592,458		592,458
Income taxes	65,133	893	21,802	(64,586)	23,242
Intercompany accounts and notes	191,274	4,061	441,711	(637,046)	—
Other	16,167	774	11,645		28,586
Total long-term liabilities	272,574	5,728	1,067,616	(701,632)	644,286
Total liabilities	371,709	10,427	1,123,257	(724,781)	780,612

Redeemable non-controlling interest in consolidated subsidiary		13,252			13,252

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	458,498	60,453	723,824	(519,127)	723,648
Retained earnings (accumulated deficit)	(114,716)	1,916	(620,688)	112,800	(620,688)
Treasury stock			(592)		(592)
Total stockholders’ equity	343,782	62,369	102,618	(406,327)	102,442

Total liabilities and stockholders’ equity	$715,491	$86,048	$1,225,875	$(1,131,108)	$896,306

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2015

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$36,633	$2,975	$40,115	$—	$79,723
Trade receivables, net	85,726	5,640			91,366
Inventories	60,857	2,708			63,565
Current and deferred income taxes	7,196	27,998	44,780	(68,756)	11,218
Other	10,596	163	1,387		12,146
Total current assets	201,008	39,484	86,282	(68,756)	258,018

Property, plant and equipment, net	162,422	10,304	9,523	—	182,249

Other assets:
Goodwill	144,643	30,869			175,512
Intangible assets, net	124,836	27,976			152,812
Investments in subsidiaries	46,273		474,868	(521,141)	—
Intercompany accounts and notes			637,046	(637,046)	—
Deferred income taxes	50,188		23,589	(73,777)	—
Other	10,894	2,180	21,571		34,645
Total other assets	376,834	61,025	1,157,074	(1,231,964)	362,969

Total assets	$740,264	$110,813	$1,252,879	$(1,300,720)	$803,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,904	$908	$1,008	$—	$19,820
Accrued personnel costs	9,551	598	22,426		32,575
Accrued interest			2,721		2,721
Current income taxes	47,658		21,098	(68,756)	—
Other accrued liabilities	27,939	5,122	3,988		37,049
Current portion of long-term debt			3,188		3,188
Total current liabilities	103,052	6,628	54,429	(68,756)	95,353

Long-term liabilities:
Long-term debt, net			559,129		559,129
Income taxes	64,117	7,310	21,289	(73,777)	18,939
Intercompany accounts and notes		177,035	516,660	(693,695)	—
Other	333	15,457	15,569		31,359
Total long-term liabilities	64,450	199,802	1,112,647	(767,472)	609,427
Total liabilities	167,502	206,430	1,167,076	(836,228)	704,780

Redeemable non-controlling interest in consolidated subsidiary		12,829			12,829

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	486,069	56,922	725,791	(543,167)	725,615
Retained earnings (accumulated deficit)	86,693	(165,368)	(639,306)	78,675	(639,306)
Treasury stock			(756)		(756)
Total stockholders’ equity	572,762	(108,446)	85,803	(464,492)	85,627

Total liabilities and stockholders’ equity	$740,264	$110,813	$1,252,879	$(1,300,720)	$803,236

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$85,108	$9,031	$—	$—	$94,139
Construction materials	59,093				59,093
Energy technology	3,280				3,280
Total revenue	147,481	9,031	—	—	156,512

Cost of revenue:
Building products	64,458	6,370			70,828
Construction materials	45,669				45,669
Energy technology	1,464				1,464
Total cost of revenue	111,591	6,370	—	—	117,961

Gross profit	35,890	2,661	—	—	38,551

Operating expenses:
Amortization	5,123	362			5,485
Selling, general and administrative	25,610	1,142	5,765		32,517
Total operating expenses	30,733	1,504	5,765	—	38,002

Operating income (loss)	5,157	1,157	(5,765)	—	549

Other income (expense):
Net interest expense	(146)		(12,088)		(12,234)
Equity in earnings of subsidiaries			3,574	(3,574)	—
Other, net	29	(61)			(32)
Total other income (expense), net	(117)	(61)	(8,514)	(3,574)	(12,266)

Income (loss) from continuing operations before income taxes	5,040	1,096	(14,279)	(3,574)	(11,717)

Income tax benefit (provision)	(1,571)	(180)	3,961		2,210

Income (loss) from continuing operations	3,469	916	(10,318)	(3,574)	(9,507)

Loss from discontinued operations, net of income taxes	(575)				(575)

Net income (loss)	2,894	916	(10,318)	(3,574)	(10,082)

Net income attributable to non-controlling interest		(236)			(236)

Net income (loss) attributable to Headwaters Incorporated	$2,894	$680	$(10,318)	$(3,574)	$(10,318)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$95,935	$10,471	$—	$—	$106,406
Construction materials	67,498				67,498
Energy technology	5,821				5,821
Total revenue	169,254	10,471	—	—	179,725

Cost of revenue:
Building products	72,416	7,065			79,481
Construction materials	50,738				50,738
Energy technology	2,365				2,365
Total cost of revenue	125,519	7,065	—	—	132,584

Gross profit	43,735	3,406	—	—	47,141

Operating expenses:
Amortization	4,191	369			4,560
Selling, general and administrative	26,636	1,618	6,097		34,351
Total operating expenses	30,827	1,987	6,097	—	38,911

Operating income (loss)	12,908	1,419	(6,097)	—	8,230

Other income (expense):
Net interest expense	(60)		(35,905)		(35,965)
Equity in earnings of subsidiaries			12,325	(12,325)	—
Other, net	(62)	29			(33)
Total other income (expense), net	(122)	29	(23,580)	(12,325)	(35,998)

Income (loss) from continuing operations before income taxes	12,786	1,448	(29,677)	(12,325)	(27,768)

Income tax benefit (provision)	(1,300)	(140)	4,220		2,780

Income (loss) from continuing operations	11,486	1,308	(25,457)	(12,325)	(24,988)

Loss from discontinued operations, net of income taxes		(210)			(210)

Net income (loss)	11,486	1,098	(25,457)	(12,325)	(25,198)

Net income attributable to non-controlling interest		(259)			(259)

Net income (loss) attributable to Headwaters Incorporated	$11,486	$839	$(25,457)	$(12,325)	$(25,457)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$176,445	$10,706	$—	$—	$187,151
Construction materials	130,614				130,614
Energy technology	4,362				4,362
Total revenue	311,421	10,706	—	—	322,127

Cost of revenue:
Building products	132,327	7,839			140,166
Construction materials	100,434				100,434
Energy technology	2,083				2,083
Total cost of revenue	234,844	7,839	—	—	242,683

Gross profit	76,577	2,867	—	—	79,444

Operating expenses:
Amortization	10,229	362			10,591
Selling, general and administrative	48,411	1,395	10,938		60,744
Total operating expenses	58,640	1,757	10,938	—	71,335

Operating income (loss)	17,937	1,110	(10,938)	—	8,109

Other income (expense):
Net interest expense	(167)		(22,123)		(22,290)
Equity in earnings of subsidiaries			15,225	(15,225)	—
Other, net	74	(94)			(20)
Total other income (expense), net	(93)	(94)	(6,898)	(15,225)	(22,310)

Income (loss) from continuing operations before income taxes	17,844	1,016	(17,836)	(15,225)	(14,201)

Income tax benefit (provision)	(3,350)	(180)	6,090		2,560

Income (loss) from continuing operations	14,494	836	(11,746)	(15,225)	(11,641)

Income from discontinued operations, net of income taxes	125				125

Net income (loss)	14,619	836	(11,746)	(15,225)	(11,516)

Net income attributable to non-controlling interest		(230)			(230)

Net income (loss) attributable to Headwaters Incorporated	$14,619	$606	$(11,746)	$(15,225)	$(11,746)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$202,328	$21,612	$—	$—	$223,940
Construction materials	148,902				148,902
Energy technology	6,480				6,480
Total revenue	357,710	21,612	—	—	379,322

Cost of revenue:
Building products	148,934	14,739			163,673
Construction materials	110,249				110,249
Energy technology	2,572				2,572
Total cost of revenue	261,755	14,739	—	—	276,494

Gross profit	95,955	6,873	—	—	102,828

Operating expenses:
Amortization	8,309	737			9,046
Selling, general and administrative	52,438	3,192	10,750		66,380
Total operating expenses	60,747	3,929	10,750	—	75,426

Operating income (loss)	35,208	2,944	(10,750)	—	27,402

Other income (expense):
Net interest expense	(104)		(47,813)		(47,917)
Equity in earnings of subsidiaries			34,125	(34,125)	—
Other, net	(142)	(160)			(302)
Total other income (expense), net	(246)	(160)	(13,688)	(34,125)	(48,219)

Income (loss) from continuing operations before income taxes	34,962	2,784	(24,438)	(34,125)	(20,817)

Income tax benefit (provision)	(2,570)	(270)	5,820		2,980

Income(loss) from continuing operations	32,392	2,514	(18,618)	(34,125)	(17,837)

Loss from discontinued operations, net of income taxes	(67)	(210)			(277)

Net income (loss)	32,325	2,304	(18,618)	(34,125)	(18,114)

Net income attributable to non-controlling interest		(504)			(504)

Net income (loss) attributable to Headwaters Incorporated	$32,325	$1,800	$(18,618)	$(34,125)	$(18,618)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$32,325	$2,304	$(18,618)	$(34,125)	$(18,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,223	1,421	212		25,856
Interest expense related to amortization of debt issue costs and debt discount			5,042		5,042
Stock-based compensation	496		843		1,339
Deferred income taxes	295	182			477
Net loss on disposition of property, plant and equipment	112	1			113
Loss on sale of discontinued operations, net of income taxes	45	196			241
Net loss of unconsolidated joint ventures		234			234
Equity in earnings of subsidiaries			(34,125)	34,125	0
Decrease (increase) in trade receivables	28,597	(250)			28,347
Increase in inventories	(10,071)	(557)			(10,628)
Increase (decrease) in accounts payable and accrued liabilities	(23,170)	2,248	(26,658)		(47,580)
Other changes in operating assets and liabilities, net	2,554	(7,521)	(3,802)		(8,769)
Net cash provided by (used in) operating activities	55,406	(1,742)	(77,106)	—	(23,442)

Cash flows from investing activities:
Business acquisition	(1,200)				(1,200)
Investments in unconsolidated joint venture	(125)				(125)
Purchase of property, plant and equipment	(14,496)	(259)	(2,719)		(17,474)
Proceeds from disposition of property, plant and equipment	640				640
Net decrease in long-term receivables and deposits	2,584		1,066		3,650
Net change in other assets	(437)		93		(344)
Net cash used in investing activities	(13,034)	(259)	(1,560)	—	(14,853)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			414,675		414,675
Payments on long-term debt			(448,736)		(448,736)
Dividends paid to non-controlling interest in consolidated subsidiary		(927)			(927)
Employee stock purchases	342	16	106		464
Intercompany transfers	(39,633)	123	39,510		0
Net cash provided by (used in) financing activities	(39,291)	(788)	5,555	—	(34,524)

Net increase (decrease) in cash and cash equivalents	3,081	(2,789)	(73,111)	—	(72,819)

Cash and cash equivalents, beginning of period	33,552	5,764	113,226		152,542

Cash and cash equivalents, end of period	$36,633	$2,975	$40,115	$—	$79,723

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

Overview

Consolidation and Segments.  The consolidated financial statements include the accounts of Headwaters, all of our subsidiaries, and other entities in which we have a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. We currently operate primarily in two building materials-oriented business segments: building products and construction materials, and have several product lines within those segments. The end uses for our products and materials include new housing construction, residential repair and remodeling, and commercial, institutional and infrastructure construction. Our third non-core operating segment is energy technology.

Operations and Products.  In the building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands.

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

Building Products Segment.  For several years, our building products segment was significantly affected by depressed new housing construction and residential repair and remodeling. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. There was improvement in demand for our products in fiscal 2013 and 2014, although the improvement has been somewhat uneven. While demand for new homes has been rising, there is still an environment characterized by uncertainties which constrain new building and purchases. New housing construction starts as of March 2015 were at a seasonally-adjusted annualized level of approximately 0.9 million units, a decrease from 1.0 million units as of March 2014. Through fiscal 2014, recovery of repair and remodeling seemed to lag the rebound in new housing construction, although some improvement of repair and remodeling has been noted in the six months ended March 31, 2015.

Existing home sales have been relatively steady over the past year. The National Association of Realtors reported that for all of calendar 2014, there were 4.9 million sales, lower than 5.1 million sales in calendar 2013. However, March 2015 total existing home sales were at a seasonally-adjusted annual rate of 5.2 million units, an increase from 4.6 million units in March 2014. Total housing inventory as of March 31, 2015 was 2.0 million existing homes for sale, representing a 4.6-month supply. This compares to a 5.2-month supply as of March 31, 2014 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in March 2015 was 8% higher than in March 2014. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

We, like many others in the building products industry, experienced a large drop in sales and a reduction in our margins beginning in 2007 and continuing through 2011. While mortgage and home equity loan interest rates have been low in recent years, volatility continues to exist in credit and equity markets, increased borrowing requirements prevent many potential buyers from qualifying for home mortgages and equity loans, and consumer confidence has been unsteady. It is not possible to know if the improved product demand and housing recovery we are currently experiencing are sustainable for the long-term and there are no assurances that improvements in sales of our building products will continue.

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

Energy Technology Segment.  Revenues for the energy technology segment consist primarily of catalyst sales. Three refineries utilize the HCAT catalyst technology and on-site testing by potential new customers continues.

Until January 2013, we owned and operated coal cleaning facilities that remove impurities from waste coal, resulting in higher-value, marketable coal. In 2011, we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. In September 2011, the Board of Directors committed to a plan to sell the coal cleaning business, which has been classified as a discontinued operation since that time. We sold one coal cleaning facility during 2012 and the remaining ten facilities in 2013. We recognized small estimated gains on the 2012 and 2013 sales transactions, and subsequent to the dates of sale, adjustments of the previously recorded estimated gains have been recognized. We currently expect that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved.

Seasonality and Weather.  Both our building products and construction materials segments are greatly impacted by seasonality. Accordingly, revenues and profitability are generally highest in the June and September quarters.

Capitalization and Liquidity.  In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. Approximately $95.0 million of those net proceeds were used in fiscal 2014 to acquire the four businesses described above.

In connection with several transactions during the March 2015 quarter, we significantly restructured our long-term debt. We repaid substantially all of the outstanding 8.75% convertible senior subordinated notes, and now have essentially no remaining convertible debt outstanding. We entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. This variable-rate loan has an initial interest rate of 4.50% and matures in March 2022, subject to certain early termination provisions. The net proceeds of approximately $414.7 million were used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes which carried a maturity date of April 2019. Finally, the ABL Revolver was amended to extend its maturity to March 2020, subject to certain early termination provisions, with more favorable interest rates.

Currently, except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter beginning September 30, 2015, we have no expected debt maturities until January 2019. As of March 31, 2015, we had approximately $79.7 million of cash on hand, total liquidity of approximately $140.3 million and additional cash flow is expected to be generated from operations over the next 12 months.

Capital expenditures for each of the fiscal years 2012 through 2014 ranged from approximately $26.0 million to $36.0 million and are currently expected to be approximately $40.0 million during fiscal 2015.

In summary, our strategy for 2015 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The information set forth below compares our operating results for the three months ended March 31, 2015, the second quarter of our 2015 fiscal year (2015), with operating results for the three months ended March 31, 2014, the second quarter of our 2014 fiscal year (2014). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our 2015 consolidated revenue increased by 15% to $179.7 million from $156.5 million for 2014 and gross profit increased by 22% to $47.1 million, compared to $38.6 million in 2014. Operating income improved from $0.5 million in 2014 to $8.2 million in 2015. The loss from continuing operations, which includes approximately $24.8 million of non-routine interest expense, was $(25.0) million, or $(0.34) per diluted share for 2015, compared to a loss of $(9.5) million, or $(0.13) per diluted share, for 2014. Net loss including discontinued operations was $(25.2) million, or $(0.34) per diluted share, for 2015, compared to a net loss of $(10.1) million, or $(0.14) per diluted share, for 2014.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 13% from $94.1 million in 2014 to $106.4 million in 2015, as a result of organic growth and the contribution from the Gerard acquisition in May 2014. In 2015, gross profit increased by 15% to $26.9 million from $23.3 million in 2014. Product revenue associated with repair and remodeling construction continued to improve in the second quarter of 2015, despite difficult winter conditions in the Northeast, and this resulted in margin expansion in our siding accessory group. We also experienced growth in sales of our stone products, and our Texas-based block product group performed well, even with substantial rainfall that delayed some large projects. Segment margins increased due to a combination of positive operating leverage, continuous improvement actions, and lower raw material resin costs, offsetting higher labor, cement and aggregate costs. Gross margin improved by 50 basis points year-over-year in the March quarter.

According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.1 million and 1.5 million units, respectively. New housing starts were only 0.9 million units and 1.0 million units in calendar 2013 and 2014, respectively, and during the last 56 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to the NAHB, in March 2015 the seasonally-adjusted annual number of new housing starts was 0.9 million units. Also impacting some of our product offerings has been the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which continues to be weaker than new housing construction. However, some improvement has been observed in repair and remodeling activity during the six months ended March 31, 2015.

The significant weakness in new housing construction and residential repair and remodeling which began several years ago appeared to ease during fiscal 2013 and 2014, but the recovery has been somewhat uneven. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some areas of the U.S., such as Texas and some sections of the interior U.S., as compared to other regions such as the Northeast, Southeast and Great Lakes area, where growth has been minimal. These regional differences in the health of housing construction impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and sales increases have tempered somewhat the impact of weak housing construction; however, it is not possible to know when improved selling conditions and a housing recovery will become sustainable over the long-term.

Given our product leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in housing construction. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are still below the 50-year average. Also, according to a 2014 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average between approximately 1.2 million and 1.3 million units a year from 2015 to 2025.

Construction Materials Segment.  Construction materials revenue increased by 14% to $67.5 million in 2015, compared to $59.1 million in 2014. Continuing a recent trend, volume grew in nearly all regions of the country as demand for high quality fly ash continues to improve year over year, accounting for a substantial portion of our overall revenue growth. As cement shortages develop due to limited domestic production capacity, we anticipate continued fly ash demand, leading to additional volume and revenue growth.

Service revenue represented approximately 25% of total segment revenue for 2015, compared to 32% for 2014, and 25% for all of fiscal 2014. Service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality. In 2015, the percentage of revenue represented by services was lower as compared to 2014 due to the significant growth in fly ash product sales and the completion of a number of service contracts.

Gross profit increased by 25% to $16.8 million in 2015, compared to $13.4 million in 2014, and gross margin increased by 210 basis points to nearly 25%. Improvements in gross profit and gross margin were primarily due to increases in fly ash revenue, as well as to cost management initiatives.

According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 8.6% over 2011 and calendar 2013 consumption increased 4.1% over 2012. Cement consumption was projected to increase 8.7% in calendar 2014 and by percentages ranging from 8.0% to 5.4% in calendar years 2015 through 2019, with a projected 7.5% increase in calendar 2015. It is not possible to accurately predict the future trends of cement consumption, nor the correlation between cement usage and fly ash sales. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In April 2015, the PCA’s Chief Economist indicated a trough point for road construction, which accounts for the largest amount of public cement consumption, was reached in 2013.

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

Energy Technology Segment.  Energy technology segment revenue in 2015 was $5.8 million, compared to revenue of $3.3 million in 2014. The increase in revenue was due primarily to the timing of shipments to the three refineries which use HCAT, our heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the fiscal 2014 business acquisitions. Selling, general and administrative expenses increased 6% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired during the last nine months of fiscal 2014.

Net Interest Expense.  In 2015, net interest expense increased approximately $23.7 million over 2014. This increase was due primarily to approximately $24.8 million of non-routine interest expense related to the early repayments of debt which are described in detail in the “Liquidity and Capital Resources—Financing Activities” portion of this management discussion. As a result of the early repayments of debt in the March 2015 quarter, interest expense for the remainder of fiscal 2015 will be approximately $8.0 million less than it would have been absent the prepayments, and interest expense for fiscal 2015 is currently expected to be approximately $65.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 10% estimated effective income tax rate for fiscal 2015 and the 18% rate used for fiscal 2014, including why we have recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods, and what factors could lead to a reversal of some or all of the valuation allowance later in fiscal 2015. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. See “Critical Accounting Policies and Estimates — Income Taxes” in the Form 10-K for a detailed discussion of this valuation allowance. In 2015, we also recorded approximately $0.9 million of tax benefit for discrete items, all as described in Note 9.

Discontinued Operations.  We recorded $0.2 million of loss from discontinued operations in 2015, primarily representing loss on disposal of the coal cleaning facilities sold in the January 2013 sales transaction. We recorded $0.6 million of loss from discontinued operations in 2014, representing $2.7 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $2.1 million of gain related to the coal cleaning facilities sold in the January 2013 sales transaction.

The initial gain recorded on disposal was estimated, based on information available at the time. For all facility sales transactions, a majority of the consideration is in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels over several years. Potential future production royalties and deferred purchase price on the sales transactions were not considered in the original gain calculations and are being accounted for in the periods when such amounts are received. We currently expect that additional adjustments to the recognized gains and losses from sale of the facilities may be recorded in the future as certain contingencies are resolved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of March 31, 2015, one of our subsidiaries anticipates that it will perform permit reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

The information set forth below compares our operating results for the six months ended March 31, 2015 (2015), with operating results for the six months ended March 31, 2014 (2014). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2015 was $379.3 million, up 18% from $322.1 million for 2014. Gross profit increased 29%, from $79.4 million in 2014 to $102.8 million in 2015. Operating income of $8.1 million in 2014 improved by 238%, to $27.4 million in 2015. The loss from continuing operations increased from $(11.6) million, or a diluted loss per share of $(0.16) in 2014, to a loss of $(17.8) million, or $(0.25) per diluted share, in 2015. The net loss including discontinued operations increased from $(11.5) million, or a diluted loss per share of $(0.16) in 2014, to a net loss of $(18.1) million, or $(0.25) per diluted share, in 2015. The increase in loss from continuing operations in 2015 was attributable primarily to $24.8 million of interest expense related to early debt repayments.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 20% from $187.2 million in 2014 to $223.9 million in 2015, as a result of organic growth and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. In 2015, gross profit increased by 28% to $60.3 million from $47.0 million in 2014 and gross margin improved by 180 basis points year-over-year. Product revenue associated with repair and remodeling construction continued to improve in 2015 as compared to 2014, despite difficult winter conditions in the Northeast during the March 2015 quarter. We also experienced growth in sales of our stone products and our Texas-based block products. Segment margins increased due to a combination of positive operating leverage, continuous improvement actions, lower raw material resin costs and lower energy costs, offsetting higher labor, cement and aggregate costs.

Construction Materials Segment.  Construction materials revenue increased by 14% to $148.9 million in 2015, compared to $130.6 million in 2014. Volume grew in nearly all regions of the country as demand for high quality fly ash continues to improve year over year, accounting for a substantial portion of our overall revenue growth. Gross profit increased by 28% to $38.7 million in 2015, compared to $30.2 million in 2014, and gross margin increased by 290 basis points to nearly 26%. Improvements in gross profit and gross margin were primarily due to increases in fly ash revenue, as well as to cost management initiatives.

Energy Technology Segment.  Energy technology segment revenue in 2015 was $6.5 million, compared to revenue of $4.4 million in 2014. The increase in revenue was due primarily to the timing of shipments to the three refineries which use HCAT, our heavy oil upgrading catalyst.

Operating Expenses.  Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the fiscal 2014 business acquisitions. Selling, general and administrative expenses increased 9% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired during fiscal 2014.

Net Interest Expense.  In 2015, net interest expense increased approximately $25.6 million over 2014. This increase was due primarily to approximately $24.8 million of non-routine interest expense related to the early repayments of debt which are described in detail in the Liquidity and Capital Resources—Financing Activities portion of this management discussion.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 10% estimated effective income tax rate for fiscal 2015 and the 18% rate used for fiscal 2014, including why we have recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. In 2015, we also recorded approximately $0.9 million of tax benefit for discrete items, all as described in Note 9.

Discontinued Operations.  We recorded $0.3 million of loss from discontinued operations in 2015, primarily representing loss on disposal of the coal cleaning facilities sold in the January 2013 sales transaction. We recorded $0.1 million of gain from discontinued operations in 2014, representing $3.0 million of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and $3.1 million of gain related to the coal cleaning facilities sold in the January 2013 sales transaction. The initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $4.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

Impact of Inflation and Related Matters

In certain periods, some of our operations in the building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride, cement and aggregates. In addition, in prior periods we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

There has been a dramatic reduction in oil prices since the summer of 2014, which has had a positive effect on fuel and transportation costs during the six months ended March 31, 2015. If oil prices were to remain near their current low level for the long-term, the positive impact on costs would continue, but revenues in certain of our operations could be negatively affected. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues. Currently, we do not believe low oil prices will significantly affect fiscal 2015 revenues.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash used in operating activities during the six months ended March 31, 2015 (2015) was approximately $(23.4) million, compared to net cash provided by operating activities during the six months ended March 31, 2014 (2014) of approximately $6.7 million. The two most significant differences in the components of operating cash flows between the two periods were an increase in net loss of approximately $6.6 million from 2014 to 2015 and a change in cash flow of approximately $30.7 million related to changes in working capital accounts, primarily current liabilities. The change in net loss was primarily due to the large non-routine charges to interest expense related to the early repayments of our convertible senior subordinated notes and our 7-5/8% senior secured notes, totaling approximately $24.8 million, as described in Note 7 to the condensed consolidated financial statements. The change related to working capital accounts was primarily due to the early repayment of the 7-5/8% notes in 2015, which also accelerated the payment of the respective accrued interest into March 2015, whereas in 2014 the related accrued interest for the similar six-month period was paid in April 2014.

In 2015, our primary investing activity consisted of capital expenditures, and in 2014 our primary investing activity consisted of two business acquisitions. Purchases of property, plant and equipment increased from $15.9 million in 2014 to $17.5 million in 2015. Our primary financing activities in 2015 consisted of obtaining a new senior secured Term Loan Facility and the early repayments of the convertible notes and the 7-5/8% notes. In 2014, we issued $150.0 million of senior debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., which sells its products primarily under the Entegra brand. Entegra is in the building products segment. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for 2014. During the March 2014 quarter, we also acquired a company in the construction materials industry for initial cash consideration of approximately $3.1 million. In 2015, we acquired the remaining 50% interest in a former equity method investee for a cash payment of approximately $1.2 million.

In both 2014 and 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2015 for both maintenance and growth are currently expected to be approximately $40.0 million, as compared to approximately $36.0 million in fiscal 2014 and less than $30.0 million in each of the fiscal years 2013 and 2012. Funding for fiscal 2015 capital expenditures is expected to come from working capital. As of March 31, 2015, we were committed to spend approximately $1.7 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 20% or less of total potential availability under the facility.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. As of March 31, 2015, one of our subsidiaries anticipates that it will perform permit reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations. We have also reserved certain receivables due from the buyer until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In 2014, we issued $150.0 million of 7¼% senior unsecured notes for net proceeds of approximately $146.2 million, of which approximately $95.0 million was used to acquire Roof Tile and other businesses in fiscal 2014. We also repaid $7.7 million aggregate principal amount of convertible notes.

In February 2015, using cash on hand, we repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, pursuant to open market transactions. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense. In March 2015, we entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. Features and restrictions relating to the Term Loan Facility are described in Note 7 to the condensed consolidated financial statements.

The net proceeds from the initial borrowing under the Term Loan Facility were approximately $414.7 million, after giving effect to original issue discount of approximately $2.1 million and estimated transaction costs of approximately $8.2 million. The net proceeds from the original borrowing under the Term Loan Facility were primarily used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes. The early repayment of the 7-5/8% notes resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in the statement of operations.

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7¼% senior notes remains outstanding at that time. Except for these required repayments of the senior secured term loan of approximately $1.1 million per quarter beginning September 30, 2015, we have no expected debt maturities until January 2019.

We may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans and with respect to certain repricing transactions in which new secured term loans are incurred within six months of March 24, 2015, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of our annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt.

The Term Loan Facility allows us to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on our pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Headwaters is a holding company and repayment of our senior secured Term Loan Facility and 7¼% senior unsecured notes will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. In the event of a default, the ABL Revolver limits the ability of the ABL borrowers, all of which are our subsidiaries, to make distributions to enable us to make payments in respect of our senior secured Term Loan Facility and senior unsecured notes. There are no other significant contractual or governmental restrictions on our ability to obtain funds from our guarantor subsidiaries.

We were in compliance with all debt covenants as of March 31, 2015. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was entered into in 2009. The ABL Revolver has a termination date of March 2020, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

As of March 31, 2015, availability under the ABL Revolver was approximately $60.6 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of March 31, 2015, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.6. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

If availability under the ABL Revolver were to decline below $8.75 million at some future date and the fixed charge coverage ratio were to also be below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. We do not currently believe it is likely we will reach the lower limits of both our ABL Revolver and the fixed charge coverage ratio. See Note 7 to the condensed consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

Working Capital.  As of March 31, 2015, our working capital was $162.7 million (including $79.7 million of cash and cash equivalents) compared to $207.8 million as of September 30, 2014. We currently expect operations to produce positive cash flow during fiscal 2015 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $2.0 million for both 2014 and 2015. As of March 31, 2015, our NOL and capital loss carryforwards totaled approximately $77.8 million (tax effected). The U.S. and state NOLs and capital losses expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of March 31, 2015, which expire from 2028 to 2034. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our stock price and variable-rate debt. We do not use derivative financial instruments for speculative or trading purposes.

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

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2011 and 2012 the Committee approved grants to certain employees of approximately 1.4 million cash-settled SARs, approximately 0.4 million of which remain outstanding as of March 31, 2015. All of these SARs have vested. The SARs terminate on or before September 30, 2016 and as of March 31, 2015, approximately $6.7 million has been accrued for outstanding awards because the stock price at March 31, 2015 was above the grant-date stock prices of $3.81 and $1.85. Future changes in our stock price through the expiration dates in any amount above the grant-date stock prices will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

Compensation expense for all cash-settled SARs was approximately $4.2 million and $2.7 million for the six months ended March 31, 2014 and 2015, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.4 million in the ultimate payout liability. The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $4.2 million and $2.7 million for the six months ended March 31, 2014 and 2015, respectively.

Variable-Rate Debt.  As described in Note 7 to the condensed consolidated financial statements, we have outstanding a variable-rate $425.0 million term loan which currently bears interest at 4.5%. The interest rate cannot decrease below the current level but will increase if the eurocurrency (LIBO) rate exceeds the 1% floor. Assuming there were no change in the amount of debt outstanding and the LIBO rate did increase beyond the floor, a change in the interest rate of 1% could change our interest expense by up to approximately $4.3 million per year. Also as described in Note 7, any future borrowings under our ABL Revolver will bear interest at a variable rate.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2015 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended March 31, 2015, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 – January 31, 2015	0	n/a	n/a	n/a
February 1, 2015 – February 28, 2015	7,944	$15.42	n/a	n/a
March 1, 2015 – March 31, 2015	0	n/a	n/a	n/a
Total	7,994	$15.42	n/a	n/a

(1)                                 Includes broker commissions.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
99.13	Compensation Committee Charter, dated 1 May 2015	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: May 7, 2015	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)