Form 10-Q
period 2015-06-30
HEADWATERS INC
filed 2015-08-06
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of July 29, 2015 was 73,875,882.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2014	2015

ASSETS

Current assets:
Cash and cash equivalents	$152,542	$99,415
Trade receivables, net	119,330	119,207
Inventories	50,633	62,116
Current and deferred income taxes	11,076	11,908
Other	10,536	13,402
Total current assets	344,117	306,048

Property, plant and equipment, net	182,111	181,874

Other assets:
Goodwill	175,586	175,512
Intangible assets, net	159,863	148,276
Other	34,629	34,750
Total other assets	370,078	358,538

Total assets	$896,306	$846,460
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,026	$24,950
Accrued personnel costs	48,902	35,872
Accrued interest	18,273	5,014
Current income taxes	368	0
Other accrued liabilities	41,757	44,538
Current portion of long-term debt	0	4,250
Total current liabilities	136,326	114,624

Long-term liabilities:
Long-term debt, net	592,458	558,605
Income taxes	23,242	20,943
Other	28,586	30,182
Total long-term liabilities	644,286	609,730
Total liabilities	780,612	724,354

Commitments and contingencies

Redeemable non-controlling interest in consolidated subsidiary	13,252	12,763

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,510 shares at September 30, 2014 (including 61 shares held in treasury) and 73,875 shares at June 30, 2015 (including 77 shares held in treasury)	74	74
Capital in excess of par value	723,648	726,636
Retained earnings (accumulated deficit)	(620,688)	(616,489)
Treasury stock	(592)	(878)
Total stockholders’ equity	102,442	109,343

Total liabilities and stockholders’ equity	$896,306	$846,460

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share amounts)	2014	2015	2014	2015

Revenue:
Building products	$140,572	$147,830	$327,723	$371,770
Construction materials	80,636	91,900	211,250	240,802
Energy technology	2,191	3,564	6,553	10,044
Total revenue	223,399	243,294	545,526	622,616

Cost of revenue:
Building products	97,673	100,801	237,839	264,474
Construction materials	57,070	63,850	157,504	174,099
Energy technology	984	1,881	3,067	4,453
Total cost of revenue	155,727	166,532	398,410	443,026

Gross profit	67,672	76,762	147,116	179,590

Operating expenses:
Amortization	5,477	4,557	16,068	13,603
Selling, general and administrative	36,504	38,906	97,248	105,286
Total operating expenses	41,981	43,463	113,316	118,889

Operating income	25,691	33,299	33,800	60,701

Other income (expense):
Net interest expense	(12,121)	(8,083)	(34,411)	(56,000)
Other, net	(36)	122	(56)	(180)
Total other income (expense), net	(12,157)	(7,961)	(34,467)	(56,180)

Income (loss) from continuing operations before income taxes	13,534	25,338	(667)	4,521

Income tax benefit (provision)	(2,410)	(2,220)	150	760

Income (loss) from continuing operations	11,124	23,118	(517)	5,281

Loss from discontinued operations, net of income taxes	(231)	(110)	(106)	(387)

Net income (loss)	10,893	23,008	(623)	4,894

Net income attributable to non-controlling interest	(389)	(191)	(619)	(695)

Net income (loss) attributable to Headwaters Incorporated	$10,504	$22,817	$(1,242)	$4,199

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.14	$0.31	$(0.02)	$0.06
From discontinued operations	0.00	0.00	0.00	0.00
	$0.14	$0.31	$(0.02)	$0.06
Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.14	$0.30	$(0.02)	$0.06
From discontinued operations	0.00	0.00	0.00	0.00
	$0.14	$0.30	$(0.02)	$0.06

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2015

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2014	73,510	$74	$723,648	$(620,688)	$(592)	$102,442

Issuance of common stock pursuant to employee stock purchase plan	48	0	633			633

Issuance of restricted stock, net of cancellations	115	0				0

Exercise of stock appreciation rights	202	0				0

Stock-based compensation			2,069			2,069

Net 16 share increase in treasury stock held for deferred compensation plan obligations, at cost			286		(286)	0

Net income attributable to Headwaters Incorporated for the nine months ended June 30, 2015				4,199		4,199

Balances as of June 30, 2015	73,875	$74	$726,636	$(616,489)	$(878)	$109,343

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2014	2015

Cash flows from operating activities:
Net income (loss)	$(623)	$4,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,714	39,793
Interest expense related to amortization of debt issue costs and debt discount	1,699	5,611
Stock-based compensation	1,576	2,069
Deferred income taxes	429	954
Net loss (gain) on disposition of property, plant and equipment	(84)	95
Loss (gain) on sale of discontinued operations, net of income taxes	(3,032)	219
Asset impairments	1,466	0
Net loss of unconsolidated joint ventures	286	247
Decrease in trade receivables	3,531	506
Increase in inventories	(8,639)	(8,927)
Decrease in accounts payable and accrued liabilities	(27,216)	(29,479)
Other changes in operating assets and liabilities, net	(4,910)	(10,788)
Net cash provided by operating activities	5,197	5,194

Cash flows from investing activities:
Business acquisitions	(88,579)	(1,200)
Investments in unconsolidated joint ventures	(1,450)	(125)
Purchase of property, plant and equipment	(25,367)	(26,524)
Proceeds from disposition of property, plant and equipment	864	716
Proceeds from sale of discontinued operations	4,666	0
Net decrease in long-term receivables and deposits	7,673	3,847
Net change in other assets	(2,876)	(423)
Net cash used in investing activities	(105,069)	(23,709)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	146,200	414,675
Payments on long-term debt	(7,792)	(448,736)
Dividends paid to non-controlling interest in consolidated subsidiary	0	(1,184)
Employee stock purchases	612	633
Net cash provided by (used in) financing activities	139,020	(34,612)

Net increase (decrease) in cash and cash equivalents	39,148	(53,127)

Cash and cash equivalents, beginning of period	75,316	152,542

Cash and cash equivalents, end of period	$114,464	$99,415

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the nine months ended June 30, 2014, approximately 11% of Headwaters’ total revenue and cost of revenue was for services. During the nine months ended June 30, 2015, approximately 9% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments and the non-routine adjustments to account for the debt transactions described in Note 7. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2014 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2014 and March 31, 2015.

Recent Accounting Pronouncements — In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (ASC Topic 835-30). This new rule was issued to simplify the presentation of debt issue costs to require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issue costs were not affected by the amendments in

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

the ASU. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued and Headwaters elected to adopt the ASU effective as of March 31, 2015, with retrospective application to the September 30, 2014 balance sheet.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. In April 2015, the FASB issued for public comment a proposed ASU to defer the effective date of ASU 2014-09 and in July 2015, voted to approve the proposed ASU. The mandatory adoption date of ASC 606 for Headwaters is now October 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. Headwaters is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

the Corporate column. The net operating results of the discontinued coal cleaning business are reflected in the single line item for discontinued operations.

	Three Months Ended June 30, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$140,572	$80,636	$2,191	$0	$223,399

Depreciation and amortization	$(10,336)	$(3,444)	$(408)	$(66)	$(14,254)

Operating income (loss)	$18,691	$15,019	$(1,761)	$(6,258)	$25,691
Net interest expense					(12,121)
Other income (expense), net					(36)
Income tax provision					(2,410)
Income from continuing operations					11,124
Loss from discontinued operations, net of income taxes					(231)
Net income					$10,893

Capital expenditures	$6,604	$1,968	$93	$758	$9,423

Segment assets as of September 30, 2014	$411,968	$325,140	$22,674	$136,524	$896,306

	Three Months Ended June 30, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$147,830	$91,900	$3,564	$0	$243,294

Depreciation and amortization	$(9,660)	$(3,774)	$(345)	$(158)	$(13,937)

Operating income (loss)	$22,838	$18,427	$(993)	$(6,973)	$33,299
Net interest expense					(8,083)
Other income (expense), net					122
Income tax provision					(2,220)
Income from continuing operations					23,118
Loss from discontinued operations, net of income taxes					(110)
Net income					$23,008

Capital expenditures	$6,062	$1,521	$44	$1,423	$9,050

Segment assets as of June 30, 2015	$411,305	$342,656	$25,852	$66,647	$846,460

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

	Nine Months Ended June 30, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$327,723	$211,250	$6,553	$0	$545,526

Depreciation and amortization	$(29,094)	$(10,049)	$(1,375)	$(196)	$(40,714)

Operating income (loss)	$25,684	$30,180	$(4,868)	$(17,196)	$33,800
Net interest expense					(34,411)
Other income (expense), net					(56)
Income tax benefit					150
Loss from continuing operations					(517)
Loss from discontinued operations, net of income taxes					(106)
Net loss					$(623)

Capital expenditures	$17,920	$4,530	$398	$2,519	$25,367

	Nine Months Ended June 30, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$371,770	$240,802	$10,044	$0	$622,616

Depreciation and amortization	$(27,075)	$(11,309)	$(1,039)	$(370)	$(39,793)

Operating income (loss)	$39,465	$40,090	$(1,131)	$(17,723)	$60,701
Net interest expense					(56,000)
Other income (expense), net					(180)
Income tax benefit					760
Income from continuing operations					5,281
Loss from discontinued operations, net of income taxes					(387)
Net income					$4,894

Capital expenditures	$18,214	$3,895	$273	$4,142	$26,524

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

Total consideration paid for Entegra was approximately $57.5 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for fiscal 2014. Headwaters has the right, but not the obligation, to acquire the non-controlling 20% equity interest in Entegra for a stipulated multiple of EBITDA adjusted for certain prescribed items. This call right is exercisable at any time after five years following the date of acquisition, unless certain defined events occur prior to that time, in which case the right is exercisable earlier. The non-controlling

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

owners have the right, but not the obligation, to require Headwaters to acquire the non-controlling 20% equity interest, again for a stipulated multiple of EBITDA adjusted for certain prescribed items. This put right became exercisable in June 2015.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The Gerard acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

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

Investments in entities in which Headwaters has a significant influence over operating and financial decisions are accounted for using the equity method of accounting. Headwaters acquired 100% of one such equity method investee in the December 2014 quarter for a cash payment of approximately $1.2 million. As a result of Headwaters obtaining a controlling financial interest, the investee has been consolidated within the building products segment.

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

Because there is no fixed redemption date for the put right, Headwaters compares quarterly the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on the EBITDA formula described previously to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the changes in carrying value of the non-controlling interest during the nine months ended June 30, 2015:

(in thousands)

Balance as of September 30, 2014	$13,252
Net income attributable to non-controlling interest	695
Dividends paid to non-controlling interest	(1,184)
Balance as of June 30, 2015	$12,763

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2014	2015	2014	2015
Revenue	$0	$0	$0	$0
Loss from operations of discontinued operations before income taxes	$(146)	$(132)	$(3,138)	$(168)
Gain (loss) on disposal	(85)	22	3,032	(219)
Income tax provision	0	0	0	0
Loss from discontinued operations, net of income taxes	$(231)	$(110)	$(106)	$(387)

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries anticipates that it will perform permit reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations and approximately $7.7 million remains outstanding as of June 30, 2015. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2014	June 30, 2015

Raw materials	$12,017	$13,742
Finished goods	38,616	48,374
	$50,633	$62,116

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2014		June 30, 2015
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$15,300	$—	$15,300	$—

CCP contracts	15 - 20 years	112,300	64,192	112,300	68,454
Customer relationships	5 - 17 years	107,953	50,355	109,320	56,136
Trade names	5 - 20 years	67,220	33,394	67,220	35,959
Patents and patented technologies	5 - 19 years	14,526	11,686	14,526	12,352
Other	5 - 17 years	3,935	1,744	4,584	2,073
		$321,234	$161,371	$323,250	$174,974

Total amortization expense related to intangible assets was approximately $5.5 million and $4.6 million for the June 2014 and 2015 quarters, respectively, and approximately $16.1 million and $13.6 million for the nine months ended June 30, 2014 and 2015, respectively. The primary reason for the decrease in amortization expense from 2014 to 2015 is that certain assets have been fully amortized.

Total estimated annual amortization expense for 2015 through 2020 is shown in the following table:

Year ending September 30:	(in thousands)
2015	$18,153
2016	17,966
2017	17,087
2018	17,038
2019	16,009
2020	11,763

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $599.8 million as of September 30, 2014 and $575.0 million as of June 30, 2015. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2014	June 30, 2015

Senior secured term loan, due March 2022 (face amount $425,000)	$0	$415,177
7¼% Senior notes, due January 2019 (face amount $150,000)	147,192	147,678
7-5/8% Senior secured notes, repaid in March 2015 (face amount $400,000)	396,058	0
8.75% Convertible senior subordinated notes, repaid in February 2015 (face amount $49,791)	49,208	0

Carrying amount of long-term debt, net of discounts and debt issue costs	592,458	562,855
Less current portion	0	(4,250)

Long-term debt	$592,458	$558,605

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

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of June 30, 2015.

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

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all covenants as of June 30, 2015.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of June 30, 2015. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of June 30, 2015, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.4 million for various purposes and had availability under the ABL Revolver of approximately $60.6 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2015, the interest rate on those borrowings would have been approximately 1.8%.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2015.

7-5/8% Senior Secured Notes — In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes for net proceeds of approximately $392.8 million. In March 2015, Headwaters irrevocably deposited with the trustee of the notes an amount sufficient to pay and discharge all obligations under the notes and the related indenture, which discharge the trustee acknowledged. As a result, the indenture and all related guarantees and security interests have been discharged. This discharge resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in Headwaters’ statements of operations for the nine months ended June 30, 2015.

8.75% Convertible Senior Subordinated Notes Due 2016 — In February 2015, Headwaters repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, pursuant to open market transactions. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense.

Interest and Debt Maturities — During the June 2014 and 2015 quarters, Headwaters incurred total interest costs of approximately $12.2 million and $8.2 million, respectively, including approximately $0.5 million and $0.6 million, respectively, of non-cash interest expense. During the nine months ended June 30, 2014 and 2015, Headwaters incurred total interest costs of approximately $34.6 million and $56.5 million, respectively, including approximately $1.7 million and $5.6 million, respectively, of non-cash interest expense. As described above, approximately $24.8 million of interest expense incurred in the March 2015 quarter resulted from the early repayments of the 7-5/8% senior secured notes and the 8.75% convertible senior subordinated notes.

Neither capitalized interest nor interest income was material for any period presented. The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 7.6% at September 30, 2014 and 5.2% at June 30, 2015. Except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter beginning September 30, 2015, Headwaters has no debt maturities until January 2019.

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

All of Headwaters’ outstanding long-term debt as of September 30, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters’ long-term debt as of September 30, 2014 would have been approximately $626.0 million, compared to a carrying value of $592.5 million. As of June 30, 2015, only the 7¼% senior notes have a fixed rate and the aggregate fair value of this debt as of June 30, 2015 would have been approximately $157.0 million, compared to a carrying value of $147.7 million.

Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

interest rates, and for the convertible senior subordinated notes that were outstanding at September 30, 2014, the difference between Headwaters’ common stock price at that date and the conversion price.

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2015, exclusive of discrete items, is currently expected to be approximately 12%. This estimated rate was used to record income taxes for the nine months ended June 30, 2015. For the nine months ended June 30, 2014, Headwaters used an estimated effective income tax rate for continuing operations of 22%. Headwaters did not recognize any tax expense or benefit for discrete items in 2014, but recognized approximately $1.3 million of tax benefit for discrete items in 2015 that did not affect the calculation of the estimated effective income tax rate for the 2015 fiscal year. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

Beginning in 2011, Headwaters has recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for any period presented, except to the extent of projected fiscal year earnings. The estimated income tax rates of 22% for fiscal 2014 and 12% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income is expected to be generated.

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

Negative evidence:

•                Headwaters had a three-year cumulative loss as of September 30, 2014, and has not generated sufficient earnings year to date in fiscal 2015.

•                Headwaters operates in cyclical industries that are difficult to forecast.

Headwaters places more weight on objectively verifiable evidence than on other types of evidence and management currently believes that available negative evidence outweighs the available positive evidence. Management has therefore determined that Headwaters does not meet the “more likely than not” threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a valuation allowance is required. During the September 2015 quarter, Headwaters may emerge from a three-year cumulative loss status on a consolidated basis. Headwaters will consider this and the other factors described above in evaluating the continued need for a full, or partial, valuation allowance.

All of the factors Headwaters is considering in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

As of June 30, 2015, Headwaters’ NOL and capital loss carryforwards totaled approximately $82.1 million (tax effected). The U.S. and state NOLs expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards as of June 30, 2015, which expire from 2028 to 2034.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2011 through 2014. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $5.0 million of Headwaters’ unrecognized income tax benefits will be released within the next 12 months. Most of this amount relates to state taxes and is currently expected to be released in the December 2015 quarter due to the expiration of statute of limitation time periods.

10.       Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of June 30, 2015, the treasury stock and related deferred compensation obligation had fair values of approximately $1.4 million, which was $0.5 million higher than the carrying values at cost.

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

Stock-based compensation expense was approximately $0.6 million and $0.7 million for the June 2014 and 2015 quarters, respectively, and $1.6 million and $2.1 million for the nine months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, there was approximately $3.0 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

Shelf Registration — In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per-share amounts)	2014	2015	2014	2015

Numerator:
Income (loss) from continuing operations	$11,124	$23,118	$(517)	$5,281
Income from continuing operations attributable to non-controlling interest	(389)	(191)	(619)	(695)
Adjustment of estimated redemption value of non-controlling interest	(158)	0	(158)	0
Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations attributable to Headwaters Incorporated	10,577	22,927	(1,294)	4,586
Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(231)	(110)	(106)	(387)
Numerator for basic and diluted earnings per share — net income (loss) attributable to Headwaters Incorporated	$10,346	$22,817	$(1,400)	$4,199
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,206	73,658	73,131	73,553
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	1,380	2,386	0	2,146
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	74,586	76,044	73,131	75,699
Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.14	$0.31	$(0.02)	$0.06
From discontinued operations	0.00	0.00	0.00	0.00
	$0.14	$0.31	$(0.02)	$0.06
Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.14	$0.30	$(0.02)	$0.06
From discontinued operations	0.00	0.00	0.00	0.00
	$0.14	$0.30	$(0.02)	$0.06
Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	691	160	3,836	1,625
Stock options	377	72	530	94
Restricted stock	0	0	253	88

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2015, not disclosed elsewhere, are as follows:

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K (including fiscal 2015 grants made in the December 2014 quarter). Since September 30, 2014, there have been no significant changes in Headwaters’ commitments or in the amounts accrued under these awards, except for payment in the December 2014 quarter of amounts contractually due under the terms of certain prior year awards, and the accrual of approximately $2.5 million in the June 2015 quarter under terms of the fiscal 2015 grants. As explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject to adjustment for cash flows generated in fiscal 2015 and 2016. Headwaters currently expects that additional amounts could be earned in the September 2015 quarter under the terms of the fiscal 2015 awards.

Cash-Settled SAR Grants.  In fiscal 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, less than 0.1 million of which remain outstanding as of June 30, 2015. These SARs, which are considered liability awards, vested in annual installments through September 30, 2013 and are settled in cash upon exercise by the employee. The SARs terminate on September 30, 2015 and must be exercised on or before that date. As of June 30, 2015, approximately $0.4 million has been accrued for outstanding awards because the stock price at June 30, 2015 was above the grant-date stock price of $3.81. Changes in Headwaters’ stock price through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in Headwaters’ statement of operations for the September 2015 quarter.

In fiscal 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of June 30, 2015. These SARs have a grant-date stock price of $1.85 and otherwise have terms similar to those described above, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred in fiscal 2012. Approximately $2.6 million has been accrued for outstanding awards as of June 30, 2015. Changes in Headwaters’ stock price through September 30, 2016, the date unexercised SARs will expire, will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in Headwaters’ statement of operations each quarter. Compensation expense for all cash-settled SARs was approximately $5.1 million and $2.9 million for the nine months ended June 30, 2014 and 2015, respectively.

Property, Plant and Equipment — As of June 30, 2015, Headwaters was committed to spend approximately $1.5 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $4.5 million and $1.7 million of expense for legal matters during the nine months ended June 30, 2014 and 2015, respectively. Except for $2.5 million in 2014, costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs for the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of June 30, 2015 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

June 30, 2015

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — June 30, 2015

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$58,535	$4,319	$36,561	$—	$99,415
Trade receivables, net	113,926	5,281			119,207
Inventories	59,551	2,565			62,116
Current and deferred income taxes	9,295	28,071	42,435	(67,893)	11,908
Other	12,057	86	1,259		13,402
Total current assets	253,364	40,322	80,255	(67,893)	306,048

Property, plant and equipment, net	161,029	10,346	10,499	—	181,874

Other assets:
Goodwill	144,643	30,869			175,512
Intangible assets, net	120,668	27,608			148,276
Investments in subsidiaries			498,272	(498,272)	—
Intercompany accounts and notes	52,614		641,487	(694,101)	—
Deferred income taxes	44,706		23,339	(68,045)	—
Other	10,869	2,227	21,735	(81)	34,750
Total other assets	373,500	60,704	1,184,833	(1,260,499)	358,538

Total assets	$787,893	$111,372	$1,275,587	$(1,328,392)	$846,460
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,108	$1,021	$821	$—	$24,950
Accrued personnel costs	9,885	354	25,633		35,872
Accrued interest			5,014		5,014
Current income taxes	52,137		15,756	(67,893)	—
Other accrued liabilities	35,028	6,238	3,272		44,538
Current portion of long-term debt			4,250		4,250
Total current liabilities	120,158	7,613	54,746	(67,893)	114,624

Long-term liabilities:
Long-term debt, net			558,605		558,605
Income taxes	61,221	7,512	20,255	(68,045)	20,943
Intercompany accounts and notes		177,441	516,660	(694,101)	—
Other		14,461	15,802	(81)	30,182
Total long-term liabilities	61,221	199,414	1,111,322	(762,227)	609,730
Total liabilities	181,379	207,027	1,166,068	(830,120)	724,354

Redeemable non-controlling interest in consolidated subsidiary		12,763			12,763

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	486,069	56,194	726,812	(542,439)	726,636
Retained earnings (accumulated deficit)	120,445	(164,612)	(616,489)	44,167	(616,489)
Treasury stock			(878)		(878)
Total stockholders’ equity	606,514	(108,418)	109,519	(498,272)	109,343

Total liabilities and stockholders’ equity	$787,893	$111,372	$1,275,587	$(1,328,392)	$846,460

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$129,085	$11,487	$—	$—	$140,572
Construction materials	80,636				80,636
Energy technology	2,191				2,191
Total revenue	211,912	11,487	—	—	223,399

Cost of revenue:
Building products	89,948	7,725			97,673
Construction materials	57,070				57,070
Energy technology	984				984
Total cost of revenue	148,002	7,725	—	—	155,727

Gross profit	63,910	3,762	—	—	67,672

Operating expenses:
Amortization	5,165	312			5,477
Selling, general and administrative	28,837	1,409	6,258		36,504
Total operating expenses	34,002	1,721	6,258	—	41,981

Operating income (loss)	29,908	2,041	(6,258)	—	25,691

Other income (expense):
Net interest expense	(125)	(2)	(11,994)		(12,121)
Equity in earnings of subsidiaries			23,446	(23,446)	—
Other, net	25	(61)			(36)
Total other income (expense), net	(100)	(63)	11,452	(23,446)	(12,157)

Income from continuing operations before income taxes	29,808	1,978	5,194	(23,446)	13,534

Income tax benefit (provision)	(7,250)	(470)	5,310		(2,410)

Income from continuing operations	22,558	1,508	10,504	(23,446)	11,124

Loss from discontinued operations, net of income taxes	(231)				(231)

Net income	22,327	1,508	10,504	(23,446)	10,893

Net income attributable to non-controlling interest		(389)			(389)

Net income attributable to Headwaters Incorporated	$22,327	$1,119	$10,504	$(23,446)	$10,504

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$136,117	$11,713	$—	$—	$147,830
Construction materials	91,900				91,900
Energy technology	3,564				3,564
Total revenue	231,581	11,713	—	—	243,294

Cost of revenue:
Building products	92,288	8,513			100,801
Construction materials	63,850				63,850
Energy technology	1,881				1,881
Total cost of revenue	158,019	8,513	—	—	166,532

Gross profit	73,562	3,200	—	—	76,762

Operating expenses:
Amortization	4,189	368			4,557
Selling, general and administrative	30,296	1,637	6,973		38,906
Total operating expenses	34,485	2,005	6,973	—	43,463

Operating income (loss)	39,077	1,195	(6,973)	—	33,299

Other income (expense):
Net interest expense	(25)		(8,058)		(8,083)
Equity in earnings of subsidiaries			34,508	(34,508)	—
Other, net	130	(8)			122
Total other income (expense), net	105	(8)	26,450	(34,508)	(7,961)

Income from continuing operations before income taxes	39,182	1,187	19,477	(34,508)	25,338

Income tax benefit (provision)	(5,430)	(130)	3,340		(2,220)

Income from continuing operations	33,752	1,057	22,817	(34,508)	23,118

Loss from discontinued operations, net of income taxes		(110)			(110)

Net income	33,752	947	22,817	(34,508)	23,008

Net income attributable to non-controlling interest		(191)			(191)

Net income attributable to Headwaters Incorporated	$33,752	$756	$22,817	$(34,508)	$22,817

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$305,530	$22,193	$—	$—	$327,723
Construction materials	211,250				211,250
Energy technology	6,553				6,553
Total revenue	523,333	22,193	—	—	545,526

Cost of revenue:
Building products	222,275	15,564			237,839
Construction materials	157,504				157,504
Energy technology	3,067				3,067
Total cost of revenue	382,846	15,564	—	—	398,410

Gross profit	140,487	6,629	—	—	147,116

Operating expenses:
Amortization	15,394	674			16,068
Selling, general and administrative	77,248	2,804	17,196		97,248
Total operating expenses	92,642	3,478	17,196	—	113,316

Operating income (loss)	47,845	3,151	(17,196)	—	33,800

Other income (expense):
Net interest expense	(292)	(2)	(34,117)		(34,411)
Equity in earnings of subsidiaries			38,671	(38,671)	—
Other, net	99	(155)			(56)
Total other income (expense), net	(193)	(157)	4,554	(38,671)	(34,467)

Income (loss) from continuing operations before income taxes	47,652	2,994	(12,642)	(38,671)	(667)

Income tax benefit (provision)	(10,600)	(650)	11,400		150

Income (loss) from continuing operations	37,052	2,344	(1,242)	(38,671)	(517)

Loss from discontinued operations, net of income taxes	(106)				(106)

Net income (loss)	36,946	2,344	(1,242)	(38,671)	(623)

Net income attributable to non-controlling interest		(619)			(619)

Net income (loss) attributable to Headwaters Incorporated	$36,946	$1,725	$(1,242)	$(38,671)	$(1,242)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$338,445	$33,325	$—	$—	$371,770
Construction materials	240,802				240,802
Energy technology	10,044				10,044
Total revenue	589,291	33,325	—	—	622,616

Cost of revenue:
Building products	241,222	23,252			264,474
Construction materials	174,099				174,099
Energy technology	4,453				4,453
Total cost of revenue	419,774	23,252	—	—	443,026

Gross profit	169,517	10,073	—	—	179,590

Operating expenses:
Amortization	12,498	1,105			13,603
Selling, general and administrative	82,734	4,829	17,723		105,286
Total operating expenses	95,232	5,934	17,723	—	118,889

Operating income (loss)	74,285	4,139	(17,723)	—	60,701

Other income (expense):
Net interest expense	(129)		(55,871)		(56,000)
Equity in earnings of subsidiaries			68,633	(68,633)	—
Other, net	(12)	(168)			(180)
Total other income (expense), net	(141)	(168)	12,762	(68,633)	(56,180)

Income (loss) from continuing operations before income taxes	74,144	3,971	(4,961)	(68,633)	4,521

Income tax benefit (provision)	(8,000)	(400)	9,160		760

Income from continuing operations	66,144	3,571	4,199	(68,633)	5,281

Loss from discontinued operations, net of income taxes	(67)	(320)			(387)

Net income	66,077	3,251	4,199	(68,633)	4,894

Net income attributable to non-controlling interest		(695)			(695)

Net income attributable to Headwaters Incorporated	$66,077	$2,556	$4,199	$(68,633)	$4,199

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$66,077	$3,251	$4,199	$(68,633)	$4,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,270	2,153	370		39,793
Interest expense related to amortization of debt issue costs and debt discount			5,611		5,611
Stock-based compensation	759		1,310		2,069
Deferred income taxes	591	363			954
Net loss on disposition of property, plant and equipment	94	1			95
Loss on sale of discontinued operations, net of income taxes	45	174			219
Net loss of unconsolidated joint ventures		247			247
Equity in earnings of subsidiaries			(68,633)	68,633	0
Decrease in trade receivables	397	109			506
Increase in inventories	(8,513)	(414)			(8,927)
Increase (decrease) in accounts payable and accrued liabilities	(10,650)	3,231	(22,060)		(29,479)
Other changes in operating assets and liabilities, net	(339)	(8,519)	(1,930)		(10,788)
Net cash provided by (used in) operating activities	85,731	596	(81,133)	—	5,194

Cash flows from investing activities:
Business acquisition	(1,200)				(1,200)
Investments in unconsolidated joint venture	(125)				(125)
Purchase of property, plant and equipment	(21,768)	(614)	(4,142)		(26,524)
Proceeds from disposition of property, plant and equipment	716				716
Net decrease in long-term receivables and deposits	2,781		1,066		3,847
Net change in other assets	(587)		164		(423)
Net cash used in investing activities	(20,183)	(614)	(2,912)	—	(23,709)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			414,675		414,675
Payments on long-term debt			(448,736)		(448,736)
Dividends paid to non-controlling interest in consolidated subsidiary		(1,184)			(1,184)
Employee stock purchases	464	28	141		633
Intercompany transfers	(41,029)	(271)	41,300		0
Net cash provided by (used in) financing activities	(40,565)	(1,427)	7,380	—	(34,612)

Net increase (decrease) in cash and cash equivalents	24,983	(1,445)	(76,665)	—	(53,127)

Cash and cash equivalents, beginning of period	33,552	5,764	113,226		152,542

Cash and cash equivalents, end of period	$58,535	$4,319	$36,561	$—	$99,415

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

Building Products Segment.  For several years, our building products segment was significantly affected by depressed new housing construction and residential repair and remodeling. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. There was improvement in demand for our products beginning in fiscal 2012, although the improvement has been somewhat uneven. While demand for new homes has been rising, there is still an environment characterized by uncertainties which constrain new building and purchases. New housing construction starts as of June 2015 were at a seasonally-adjusted annualized level of approximately 1.2 million units, an increase from 0.9 million units as of June 2014. Through fiscal 2014, recovery of repair and remodeling seemed to lag the rebound in new housing construction, although some improvement of repair and remodeling has been noted in the nine months ended June 30, 2015.

Existing home sales have increased over the past year and for June 2015, the National Association of Realtors reported that home sales were at their highest pace in over eight years. For all of calendar 2014, there were 4.9 million sales, lower than 5.1 million units sold in calendar 2013. In June 2015, total existing home sales were at a seasonally-adjusted annual rate of 5.5 million units, an increase from 5.0 million units in June 2014. Total housing inventory as of June 30, 2015 was 2.3 million existing homes for sale, representing a 5.0-month supply. This compares to a 5.5-month supply as of June 30, 2014 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in June 2015 was 7% higher than in June 2014 and surpassed the peak median price set in July 2006. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

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

In connection with several transactions during the March 2015 quarter, we significantly restructured our long-term debt. We repaid substantially all of the outstanding 8.75% convertible senior subordinated notes, and now have essentially no remaining convertible debt outstanding. We entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. This variable-rate loan has an initial interest rate of 4.50% and matures in March 2022, subject to certain early termination provisions. The net proceeds of approximately $414.7 million were used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes which carried a maturity date of April 2019. Finally, our ABL Revolver was amended to extend its maturity to March 2020, subject to certain early termination provisions, with more favorable interest rates.

Currently, except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter beginning September 30, 2015, we have no expected debt maturities until January 2019. As of June 30, 2015, we had approximately $99.4 million of cash on hand, total liquidity of approximately $160.0 million, and additional cash flow is expected to be generated from operations over the next 12 months.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The information set forth below compares our operating results for the three months ended June 30, 2015, the third quarter of our 2015 fiscal year (2015), with operating results for the three months ended June 30, 2014, the third quarter of our 2014 fiscal year (2014). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our 2015 consolidated revenue increased by 9% to $243.3 million from $223.4 million for 2014 and gross profit increased by 13% to $76.8 million, compared to $67.7 million in 2014. Operating income improved from $25.7 million in 2014 to $33.3 million in 2015. Income from continuing operations was $23.1 million, or $0.30 per diluted share for 2015, compared to $11.1 million, or $0.14 per diluted share, for 2014. Net income including discontinued operations was $23.0 million, or $0.30 per diluted share, for 2015, compared to $10.9 million, or $0.14 per diluted share, for 2014.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 5% from $140.6 million in 2014 to $147.8 million in 2015, as a result of organic growth and the contribution from the Gerard acquisition in May 2014, partially offset by a decline in international sales. In 2015, gross profit increased by 10% to $47.0 million from $42.9 million in 2014 and gross margin improved by 130 basis points year-over-year. Domestic revenue growth, though impacted by rain in much of the country, was broad-based across our product groups and should continue to trend positively as U.S. housing and construction continue their recovery. We currently anticipate continued benefits from the decline in oil prices through lower diesel costs in our block group and lower resin costs in our siding accessories and roofing groups. Lower raw material and energy costs, combined with operational improvements, more than offset increased costs in labor, cement and aggregates.

According to the National Association of Home Builders (NAHB), the most current 10- and 50-year averages for new housing starts were 1.1 million and 1.5 million units, respectively. New housing starts were only 0.9 million units and 1.0 million units in calendar 2013 and 2014, respectively, and during the last 56 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to the NAHB, in June 2015 the seasonally-adjusted annual number of new housing starts was 1.2 million units. Also impacting some of our product offerings has been the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which continues to be weaker than new housing construction. However, some improvement has been observed in repair and remodeling activity during the nine months ended June 30, 2015. Key trends, such as rising home sales and values, indicate potential for further growth in repair and remodeling, which represents the largest end use for our products.

The significant weakness in new housing construction and residential repair and remodeling which began several years ago appeared to ease during fiscal 2013 and 2014, but the recovery has been somewhat uneven. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. These regional differences in the health of housing construction impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and sales increases have tempered somewhat the impact of weak housing construction; however, it is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

Given our product leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in housing construction. We believe the long-term growth prospects in the industry are strong because both the 10-year average and the current seasonally-adjusted annualized housing starts are both below the 50-year average. Also, according to a 2015 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average approximately 1.2 million units a year from 2015 to 2025.

Construction Materials Segment.  Construction materials revenue increased by 14% to $91.9 million in 2015, compared to $80.6 million in 2014. The increase in revenue was attributable to positive pricing and increases in the volume of high-value CCPs sold, plus $5.2 million in revenue from lower margin activities, such as logistics and the sale of lower-value CCPs. A large portion of our revenue growth in 2015 related to price increases for high-value CCPs, driven by the strength of portland cement pricing. Our fly ash sales volumes grew modestly despite wet weather in many parts of the country. Service revenue represented approximately 18% of total segment revenue for 2015, compared to 22% for 2014, and 25% for all of fiscal 2014. Service revenue as a percent of total segment revenue is normally higher in the December and March quarters and lower in the June and September quarters, primarily due to seasonality. In 2015, the percentage of revenue represented by services was lower as compared to 2014 due to the growth in fly ash product sales and the completion of a number of service contracts.

Gross profit increased by 19% to $28.1 million in 2015, compared to $23.6 million in 2014, and gross margin increased by 130 basis points to over 30%. Improvements in gross profit and gross margin were primarily due to increases in fly ash revenue, as well as to cost management initiatives.

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

In December 2014 the EPA issued its final rule for regulation of coal ash disposal as a non-hazardous solid waste under Subtitle D of the Resource Conservation and Recovery Act. This action came after several years of effort to eliminate uncertainty in the marketplace over the demonstrated beneficial use of fly ash in concrete applications.

Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown, temporary idling, or lower utilization of multiple coal combustion power plant units, negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers. We are constantly seeking opportunities to increase the supply of high-value CCPs through incremental storage, conversion, blending, treatment, and new contracts.

Energy Technology Segment.  Energy technology segment revenue in 2015 was $3.6 million, compared to revenue of $2.2 million in 2014. The increase in revenue was due primarily to the timing of shipments to the three refineries which use HCAT, our heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the fiscal 2014 business acquisitions. Selling, general and administrative expenses increased 7% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired during the last six months of fiscal 2014.

Net Interest Expense.  In 2015, net interest expense decreased approximately $4.0 million to $8.1 million in 2015 from $12.1 million in 2014. This decrease was due to the significant debt restructuring that occurred in several transactions during the March 2015 quarter, all of which are described in detail in the “Liquidity and Capital Resources—Financing Activities” portion of this management discussion. As a result of those debt transactions, which resulted in $24.8 million of non-routine interest expense in the March 2015 quarter, interest expense for all of fiscal 2015 is currently expected to be approximately $65.0 million.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 12% estimated effective income tax rate for fiscal 2015 and the 22% rate used for fiscal 2014, including why we have recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods, and what factors could lead to a reversal of some or all of the valuation allowance later in fiscal 2015. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. See “Critical Accounting Policies and Estimates — Income Taxes” in the Form 10-K for a detailed discussion of this valuation allowance. In 2015, we also recorded approximately $0.4 million of tax benefit for discrete items.

Discontinued Operations.  We recorded $0.1 million of loss from discontinued operations in 2015, and $0.2 million of loss in 2014, representing for both periods small amounts of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold in the January 2013 sales transaction.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries anticipates that it will perform permit reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations and approximately $7.7 million remains outstanding as of June 30, 2015. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

The information set forth below compares our operating results for the nine months ended June 30, 2015 (2015), with operating results for the nine months ended June 30, 2014 (2014). Except as noted, the references to captions in the statements of operations refer to continuing operations only.

Summary.  Our total revenue for 2015 was $622.6 million, up 14% from $545.5 million for 2014. Gross profit increased 22%, from $147.1 million in 2014 to $179.6 million in 2015. Operating income of $33.8 million in 2014 improved by 80%, to $60.7 million in 2015. The 2014 loss from continuing operations of $(0.5) million, or a diluted loss per share of $(0.02), improved to income from continuing operations of $5.3 million, or $0.06 per diluted share, in 2015. The results for 2015 include $24.8 million of non-routine interest expense recorded in the March 2015 quarter related to early debt repayments. The 2014 net loss including discontinued operations of $(0.6) million, or a diluted loss per share of $(0.02) improved to net income of $4.9 million, or $0.06 per diluted share, in 2015.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 13% from $327.7 million in 2014 to $371.8 million in 2015, as a result of organic growth and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. In 2015, gross profit increased by 19% to $107.3 million from $89.9 million in 2014 and gross margin improved by 140 basis points year-over-year. Product revenue associated with repair and remodeling construction continued to improve in 2015 as compared to 2014, despite difficult winter conditions in the Northeast during the March 2015 quarter and record rainfall in much of the U.S. during the June 2015 quarter. We continue to benefit from the decline in oil prices through lower diesel costs in our block group and lower resin costs in siding accessories and roofing. Lower raw material and energy costs, combined with operational improvements, more than offset increased costs in labor, cement and aggregates. Segment margins increased due to the combination of positive operating leverage, continuous improvement actions, and lower costs for energy and certain raw materials, all of which more than offset higher costs for labor and certain other raw materials.

Construction Materials Segment.  Construction materials revenue increased by 14% to $240.8 million in 2015, compared to $211.3 million in 2014. The increase in revenue was attributable to positive pricing and increases in the volume of high-value CCPs sold. A large portion of our revenue growth in 2015 related to price increases for high-value CCPs, driven by the strength of portland cement pricing. Gross profit increased by 24% to $66.7 million in 2015, compared to $53.7 million in 2014, and gross margin increased by 230 basis points to more than 27%. Improvements in gross profit and gross margin were primarily due to increases in fly ash revenue, as well as to cost management initiatives.

Energy Technology Segment.  Energy technology segment revenue in 2015 was $10.0 million, compared to revenue of $6.6 million in 2014. The increase in revenue was due primarily to the timing of shipments to the three refineries which use HCAT, our heavy oil upgrading catalyst.

Operating Expenses.  Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the fiscal 2014 business acquisitions. Selling, general and administrative expenses increased 8% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired during fiscal 2014.

Net Interest Expense.  In 2015, net interest expense increased approximately $21.6 million over 2014. This increase was due primarily to approximately $24.8 million of non-routine interest expense related to the early repayments of debt during the March 2015 quarter which are described in detail in the Liquidity and Capital Resources—Financing Activities portion of this management discussion, partially offset by approximately $4.0 million of reduced interest costs incurred in the June 2015 quarter, also a consequence of the debt restructuring that occurred in the March 2015 quarter.

Income Tax Provision.  See Note 9 to the condensed consolidated financial statements for the reasons for the 12% estimated effective income tax rate for fiscal 2015 and the 22% rate used for fiscal 2014, including why we have recorded a valuation allowance on our net operating losses, tax credits and other deferred tax assets in both periods. In 2015, we also recorded approximately $1.3 million of tax benefit for discrete items, all as described in Note 9.

Discontinued Operations.  We recorded $0.4 million of loss from discontinued operations in 2015, representing small amounts of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold in January

2013. We recorded $0.1 million of loss from discontinued operations in 2014, representing $3.1 million of operating losses (primarily expenses for litigation) and $3.0 million of gain related to the coal cleaning facilities sold in January 2013. The initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $4.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

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

There has been a dramatic reduction in oil prices since the summer of 2014, which has had a positive effect on fuel and transportation costs during the nine months ended June 30, 2015. If oil prices were to remain near their current low level for the long-term, the positive impact on costs would continue, but revenues in certain of our operations could be negatively affected. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues. Currently, we do not believe low oil prices will significantly affect fiscal 2015 revenues.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities during both the nine months ended June 30, 2015 (2015) and the nine months ended June 30, 2014 (2014) was approximately $5.2 million. There were no significant differences in the components of operating cash flows between the two periods.

In 2015, our primary investing activity consisted of capital expenditures, and in 2014 our primary investing activities consisted of three business acquisitions along with capital expenditures. Our primary financing activities in 2015 consisted of obtaining a new senior secured Term Loan Facility and the early repayments of our 8.75% convertible notes and the 7-5/8% senior secured notes. In 2014, we issued $150.0 million of senior debt. More details about these and other investing and financing activities are provided in the following paragraphs.

Investing Activities.  In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., which sells its products primarily under the Entegra brand. Entegra is in the building products segment. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of operations for 2014. During the March 2014 quarter, we acquired a company in the construction materials industry for initial cash consideration of approximately $3.1 million. In May 2014, we acquired the roofing products business of Metals USA Building Products, L.P., which products are sold under the Gerard and Allmet brands. After $0.4 million of adjustments for the final calculation of acquisition-date working capital, total consideration paid for Gerard was approximately $27.6 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense. In 2015, we acquired the remaining 50% interest in a former equity method investee for a cash payment of approximately $1.2 million.

In both 2014 and 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in fiscal 2015 for both maintenance and growth are currently expected to be approximately $40.0 million, as compared to approximately $36.0 million in fiscal 2014 and less than $30.0 million in each of the fiscal years 2013 and 2012. Funding for capital expenditures is expected to come from working capital. As of June 30, 2015, we were committed to spend approximately $1.5 million on capital projects that were in various stages of completion.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries anticipates that it will perform permit reclamation responsibilities at one site. Approximately $8.0 million was accrued in prior periods to satisfy reclamation obligations and approximately $7.7 million remains outstanding as of June 30, 2015. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

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

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7¼% senior notes remains outstanding at that time. We currently expect to reduce the outstanding amount of the 7¼% senior notes to less than $50.0 million prior to October 2018, either though repayment or refinancing. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter beginning September 30, 2015, we have no expected debt maturities until January 2019.

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

We were in compliance with all debt covenants as of June 30, 2015. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of June 30, 2015, availability under the ABL Revolver was approximately $60.6 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of June 30, 2015, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.8. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

In August 2015, we filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

Working Capital.  As of June 30, 2015, our working capital was $191.4 million (including $99.4 million of cash and cash equivalents) compared to $207.8 million as of September 30, 2014. We currently expect operations to produce positive cash flow during fiscal 2015 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $3.0 million for both 2014 and 2015. As of June 30, 2015, our NOL and capital loss carryforwards totaled approximately $82.1 million (tax effected). The U.S. and state NOLs and capital losses expire from 2015 to 2034. In addition, there are approximately $24.8 million of tax credit carryforwards which expire from 2028 to 2034. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

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

In the December 2014 quarter, the Committee approved grants of performance unit awards to participants in certain business units related to cash flows generated during fiscal 2015, with terms similar to those for the 2014 awards. Changes in our cash flow generation as well as changes in the stock price through September 30, 2015 will result in adjustment of the expected liability as of September 30, 2015, which adjustment (whether positive or negative) will be reflected in our statement of operations in the September 2015 quarter. Potential adjustments to the liability for the fiscal 2015 awards may also occur in fiscal 2016 and 2017, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2011 and 2012 the Committee approved grants to certain employees of approximately 1.4 million cash-settled SARs, approximately 0.2 million of which remain outstanding as of June 30, 2015. All of these SARs have vested. The SARs terminate on or before September 30, 2016 and as of June 30, 2015, approximately $3.0 million has been accrued for outstanding awards because the stock price at June 30, 2015 was above the grant-date stock prices of $3.81 and $1.85. Future changes in our stock price through the expiration dates in any amount will result in adjustment to the expected remaining liability, which adjustment (whether positive or negative) will be reflected in our statement of operations each quarter.

Compensation expense for all cash-settled SARs was approximately $5.1 million and $2.9 million for the nine months ended June 30, 2014 and 2015, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.2 million in the ultimate payout liability. Cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash settled SARs described above, was approximately $5.7 million and $3.8 million for the nine months ended June 30, 2014 and 2015, respectively.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2015 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended June 30, 2015, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2015 – April 30, 2015	0	n/a	n/a	n/a
May 1, 2015 – May 31, 2015	6,193	$19.78	n/a	n/a
June 1, 2015 – June 30, 2015	0	n/a	n/a	n/a
Total	6,193	$19.78	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Because one of Headwaters’ subsidiaries anticipates that it will perform permit reclamation responsibilities at one site, information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 106 of Regulation S-K (17 CFR 229.106) has been included in Exhibit 95 to this quarterly report.

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

HEADWATERS INCORPORATED

Date: August 6, 2015	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)