Form 10-K
period 2015-09-30
HEADWATERS INC
filed 2015-11-17
CIK 1003344

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015,
or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2015 was $1,313,782,947, based upon the closing price on the New York Stock Exchange?reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

         The number of shares outstanding of the registrant's common stock as of October 30, 2015 was 73,900,098.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual meeting of stockholders to be held in 2016 are incorporated by reference into Part III of this Report on Form 10-K.

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

PART I

ITEM 1.    BUSINESS

General Development of Business

        Headwaters Incorporated ("Headwaters"®) is a building materials company operating in the building products and construction materials sectors. Our vision is to improve lives through innovative advancements in building products and materials. We sell building products such as manufactured architectural stone, siding accessory products, roof products and concrete block. We also market coal combustion products ("CCPs"), including fly ash which is primarily used as a partial replacement for portland cement in concrete.

        We conduct our business through the following three reporting segments: building products, construction materials and energy technology. We have limited involvement in the energy sector where we sell catalytic materials to certain refineries engaged in heavy oil upgrading. We sold our other energy related businesses, including the business of reclaiming waste coal, which is presented as a discontinued operation.

        Building Products.    This segment has established leading positions in several product categories in the building products sector, and is currently our largest reporting segment based on revenue.

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

        Our building products segment has a large customer base, including one-step and two-step wholesale distributors, retailers such as The Home Depot and lumber yards. We also sell certain products directly to contractors. As a result, sales are broadly diversified across the country geographically as well as by distribution channel. We believe we attract a large base of customers because we have a wide assortment of high quality products with strong brand recognition.

        Construction Materials.    We have a leading U.S. position in the marketing of fly ash in the construction materials sector, and the marketing and management of fly ash is our second largest reporting segment based on revenue.

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

        In addition to our focus on long-term contracts with utilities and bolt-on acquisitions to increase supply of CCPs, we plan to grow our construction materials business by increasing the percentage of fly ash used as a mineral admixture for the partial replacement of portland cement and expanding the use of CCPs through market recognition of the performance, economic and environmental benefits of CCPs. Based on Portland Cement Association and American Coal Ash Association data, we estimate that for calendar 2013, fly ash replaced approximately 16% of the portland cement that otherwise would have been used in concrete produced in the United States.

        Energy Technology.    We are involved in heavy oil upgrading processes through the sale of our HCAT® catalyst material. The HCAT technology is a proprietary process that uses a liquid catalyst precursor to facilitate hydrogen transfer within the most difficult to upgrade, bottom-of-the-barrel feedstocks, enabling refiners to increase conversion or throughput with less fouling. Our HCAT technology is recognized in the industry as a commercially proven technology, based on continued operations for more than three years at our initial customer location.

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

        As used herein, "Headwaters," "combined company," "we," "our" and "us" refer to Headwaters Incorporated and its consolidated subsidiaries, including Tapco International Corporation and its subsidiaries, Entegra Holdings, LLC and its subsidiaries, Gerard Roof Products, LLC and its subsidiary, Headwaters Construction Materials, Inc. and its subsidiaries, Eldorado Stone LLC, and its subsidiaries and affiliates (operating in our building products segment); Headwaters Resources, Inc. and its subsidiaries (operating in our construction materials segment); Headwaters Plant Services, Inc. (operating in our construction materials segment); Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc. ("HTI," operating in our energy technology segment); and Headwaters Energy Services Corp. and its subsidiaries (formerly operating in our energy technology segment); unless the context otherwise requires. As used in this report, Headwaters Building Products or "HBP" refers to Tapco International Corporation and its subsidiaries, Entegra Holdings, LLC and its subsidiaries, Gerard Roof Products, LLC and its subsidiary and to Headwaters Construction Materials, Inc., together with its subsidiaries including "Eldorado", which refers to Eldorado Stone LLC and its subsidiaries and affiliates); "HRI" refers to Headwaters Resources, Inc. and its consolidated subsidiaries; "HPS" refers to Headwaters Plant Services, Inc.; "HTI" refers to Headwaters Heavy Oil, LLC and Headwaters Technology Innovation Group, Inc.; and "HES" refers to Headwaters Energy Services Corp., together with its consolidated subsidiaries and affiliates; unless the context otherwise requires.

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

        Concrete Block.    We believe we are the largest manufacturer and seller of concrete block in the Texas market, which is one of the largest markets for block products in the U.S. We offer a variety of concrete-based masonry products including standard grey block, split faced block, ground face block, polished block and textured block. Our product offerings allow us to meet a range of architectural specifications for concrete block and other products. We employ a regional branding and distribution strategy. A large portion of our concrete block sales are generated from institutional construction markets in Texas, including school construction. In September 2015 we purchased the assets of a central Texas-based distributor of block and other masonry products to increase our sales and distribution in that area.

  Manufacturing

        We conduct manufacturing, distribution and sales operations for resin-based siding accessories and ancillary products at four facilities. Manufacturing assets include injection molding presses, many of which are automated through robotics or conveyor systems which have reduced cycle times and have helped to reduce waste. Nonconforming output is reused as raw material, further minimizing waste.

        Our manufactured architectural stone brands are currently manufactured through a network of five plants and two distribution facilities. We continually focus on safety, quality and service while reducing the cost of the manufactured architectural stone.

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

  Sales and Marketing

        Our resin-based siding products' sales and marketing organization supports one-step and two-step distribution and retail channels through an extensive sales network that includes independent sales representatives and a group of business development managers, regional sales managers and sales executives.

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

  Major Customers

        We have a large customer base for our building products in the residential home improvement and new home construction markets that include many retail customers and siding wholesalers across North America and to a lesser extent, in Europe and Asia. Sales are diversified across customers and ship-to locations, mitigating the impact of regional economic circumstances.

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

  Competition

        We have a leading market position in our legacy siding accessory products because of our strong ability to manufacture and distribute a broad range of products economically and rapidly. However, our strong market position suggests that future growth will come largely from improved demand for building products as the construction sector of the economy continues to strengthen, not from increasing market share in the siding accessories category. We believe that we have gained market share in our newer accessory products like specialty siding and trimboard. We have developed a recognized name in the manufactured architectural stone industry and a strong market share because of service, excellent authenticity and broad selection. Our architectural stone products use a multi-channel distribution network, but we face strong competition from other stone producers in the one-step channel and with products sold directly to contractors. Our specialty roofing products primarily compete against high-end roofing alternatives such as upper end asphalt, concrete, metal and other niche roofing products. Our block business is not national in breadth, although it enjoys a strong regional market position in Texas and Louisiana, facing competition from other Texas and Louisiana block manufacturers.

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

        Utilities produce CCPs year-round. In comparison, sales of CCPs are impacted by seasonality, following construction market demands, peaking in the summer months and declining in the winter. If CCPs are not used in the winter months, they must be disposed of or stored.

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

        The benefits of CCP use in construction applications include improved product performance, cost savings and positive environmental effects. Fly ash improves the performance of concrete, decreasing permeability and enhancing durability while providing environmental benefits. Fly ash utilization conserves landfill space as well as conserves energy and reduces greenhouse gas emissions. According to the U.S. Environmental Protection Agency ("EPA"), one ton of fly ash used as a mineral admixture in the partial replacement of portland cement eliminates approximately one ton of carbon dioxide emissions associated with cement production. The value of utilizing fly ash in concrete has been recognized by a number of federal agencies, including the U.S. Department of Energy, the U.S. Department of Transportation, and the EPA. Today almost all states specify or recommend the use of fly ash in state and federal transportation projects. See "Business—Regulation" and "Risk Factors" for a description of regulatory actions that may affect the supply, management, and disposition of CCPs.

        Higher-quality fly ash and other high-caliber CCPs possess greater value than low quality CCPs because of their diverse, higher-margin commercial uses. The quality of fly ash produced by the combustion process at coal-fueled facilities varies widely and is affected by the type of coal feedstock used and the boiler operations of the utilities. We assist our utility clients in their efforts to improve the production of high-value CCPs at their facilities. Our quality control system ensures customers receive their specified quality of CCPs while our relationships with utilities, transportation equipment and terminal facilities provide stable and reliable supply. Recently, we implemented our proprietary technology addressing one of the more prominent reasons for poor ash quality, i.e., high levels of native or activated carbon in the ash. In many cases, higher carbon ash treated with our additive results in ash that meets specifications for the replacement of portland cement.

  Sales and Marketing

        Expansion of Market Awareness of CCPs' Benefits.    Customer demands for quality and reliability drive our CCP marketing and sales program. Our marketing efforts emphasize availability, performance and environmental benefits of CCP usage. We participate in a variety of marketing activities to increase fly ash sales, including professional outreach, technical publications, relationships with industry organizations, and involvement in legislative and regulatory initiatives planned to lead to greater use of CCPs.

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

        Technologies to Improve Fly Ash Quality.    We developed technologies that maintain and improve the quality of CCPs, further enhancing their marketability. Today, many utilities are switching fuel sources, changing boiler operations and introducing activated carbon and ammonia into the exhaust gas stream in an effort to meet increasingly stringent emissions control regulations. While these factors may negatively affect fly ash quality, we are addressing these challenges with the development and commercialization of two technologies—RestoreAir®, which treats unburned carbon and activated carbon in fly ash to minimize carbon's adverse effects on concrete's freeze-thaw characteristics. We also introduced technology that mitigates the impact of ammonia contaminants in fly ash.

  Major Customers

        Most of our construction materials customers purchase CCPs for beneficial use. A substantial majority of our CCP revenue comes from sales to customers who use fly ash as a mineral admixture for the partial replacement of portland cement in concrete. These customers are primarily ready mix concrete producers, but also include paving contractors and manufacturers of concrete products. CCPs are also used by some customers for soil stabilization, road base and other applications. Although our customers typically operate in limited regions because of the high cost of transporting concrete and concrete products, we sell CCPs in most regions of country by utilizing our extensive distribution system. No customer represents more than 10% of our construction materials segment revenue.

  Sources of Available Raw Materials

        Coal is the largest indigenous fossil fuel resource in the United States. The U.S. Energy Information Administration estimates that in 2013 coal was used to produce approximately 39% of the electricity generated in the United States. The combustion of coal results in a high percentage of residual materials which serve as the "raw material" for the CCP industry. According to the American Coal Ash Association, in 2013 about 51 million tons of the approximately 115 million tons of U.S. CCPs generated were efficiently utilized. As long as a significant amount of electricity is created using coal-fueled generation, we believe there will be significant supplies of CCP raw materials. However, as Clean Air Act, Resource Conservation and Recovery Act ("RCRA") and other environmental rules are implemented, the efforts of coal-fueled electric power producers to comply with tighter regulatory requirements may have a serious adverse effect on the supply of CCPs. Increasingly strict requirements make coal burning less attractive for utilities. Faced with the prospect of more stringent regulations, litigation by environmental groups and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants. While the current level of reduced use of coal in power generation has not materially impacted our fly ash supply, significant diminished use of coal in the future could reduce our supply of CCP raw materials. (See "Business—Regulation" and "Risk Factors.")

  Competition

        Marketing CCPs, and particularly fly ash, competes vigorously with portland cement in the production of concrete. Based on Portland Cement Association and American Coal Ash Association data, we estimate that for calendar 2013, fly ash replaced approximately 16% of the portland cement that otherwise would have been used in concrete produced in the United States. There is also competition among fly ash suppliers. Our nationwide CCP distribution system not enjoyed by our competition allows us to effectively compete for long-term exclusive supply contracts with utilities. Our CCP business has a presence in every region in the United States but, because the market for cementitious materials is fragmented and because the costs of transportation are high relative to sales prices, most of the competition is regional. There are many local, regional and national companies that compete for market share with portland cement or similar CCP products and with numerous other substitute products. Although we have a number of long-term CCP management contracts with our clients, some of these contracts allow for the termination of the contract at the convenience of the utility company upon a specified notice. Our major competitors include Lafarge North America Inc., Eagle Materials, Boral Material Technologies Inc. and Cemex. Many of our competitors have greater financial, management and other resources and may be able to take advantage of potential acquisitions and other opportunities more readily than we can.

Energy Technology

        In our energy technology segment, we are focused on increasing the value of low value oil through a technology that improves conversion of petroleum refinery vacuum residuals into higher-value products.

  Business Opportunities

        We continue to develop for commercialization the following businesses and technologies:

        Heavy Oil Upgrading Technology.    We own patents and know-how related to the HCAT® technology. Our HCAT technology is a unique heavy oil upgrading process for the addition of hydrogen to heavy residual oils such as petroleum vacuum residue (so-called "bottom of the barrel") and tar sand bitumen which may result in lighter, more valuable petroleum materials. The proprietary HCAT process uses a highly active, molecular-scale catalyst to more efficiently convert heavy oils, including the asphaltenic components, into more valuable products, such as diesel fuel. We now supply our catalyst precursor to the heavy oil upgrading units at three refineries. We will continue to develop the long sale cycle opportunities for the HCAT technology with additional refineries through the efforts of our own small group of sales executives and through marketing cooperation with established industry participants.

  Discontinued Coal Cleaning Operations

        In September 2011 we decided to focus on our core building products and construction materials businesses and therefore committed to a plan to sell our coal cleaning business comprised primarily of 11 coal cleaning facilities and associated assets. In a series of transactions in 2012 and 2013, we sold our coal cleaning business. The financial results of our former coal cleaning business are presented in our statements of income as a discontinued operation.

  Competition

        Our heavy oil upgrading business experiences competition from many of the world's major petroleum, chemical and energy companies. Those companies are actively engaged in research and development activities that could result in a competitive slurry catalyst system. For example, Chevron has recently begun marketing a catalyst system that could be competitive with the HCAT® technology. Many of our competitors have greater financial and other resources and may be able to take advantage of acquisitions and other opportunities more readily.

Segments and Major Customers

        We operate in three business segments, building products, construction materials and energy technology. Additional information about segments is presented in Note 3 to the consolidated financial statements included herein. No customer accounted for more than 10% of total revenue from 2013 through 2015.

Seasonality

        Our building products and construction materials segments experience seasonal changes in revenue. Construction of new homes, repair and remodeling, and commercial and infrastructure projects slow during winter conditions and increase during temperate seasons. Because our products are used in construction projects, our revenues increase in the spring, are strong in the summer and fall, and drop significantly in the winter months, typically making our second fiscal quarter our lowest revenue quarter.

Intellectual Property

        As of September 30, 2015, we had approximately 231 U.S. and foreign counterpart patents and approximately 75 U.S. and foreign counterpart patents pending. Additionally, we have approximately 314 U.S. and foreign trademarks and approximately 68 U.S. and foreign trademark applications pending. The following table lists the number of patents and trademarks, U.S. and foreign, by segment:

	Patents		Trademarks
	Issued	Pending	Issued	Pending
Building Products	86	17	269	63
Construction Materials	21	3	18	3
Energy Technology and Corporate	124	55	27	2

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

        Our construction materials business is dependent upon managing CCPs acquired from our suppliers, typically coal-burning power plants. Coal-burning power plants and the coal industry generally are highly regulated under federal and state law. Environmental regulation affecting this industry is ever-evolving, including the following:

  •
  The federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990. Regulation by the U.S. Environmental Protection Agency ("EPA") and corresponding state laws and regulations, limit the emission of air pollutants such as SOx, NOx and particulate matter ("PM"). The EPA finalized more stringent ambient air quality standards for fine PM in January 2013 and for ozone in October 2015. The EPA is also expected to propose new NOx and SOx ambient air quality standards in early 2016. To meet emissions limits, utilities have been required to make changes such as changing their fuel sources, installing expensive pollution control equipment and, in some cases, shutting down a plant. In addition, in July 2011, the EPA adopted the Cross-State Air Pollution Rule ("CSAPR"), a cap-and-trade type program requiring utilities to make substantial reductions in SOx and NOx emissions that contribute to ozone and in fine particulate matter emissions in order to reduce the interstate transport of such pollution. CSAPR was challenged by industry and vacated by the D.C. Circuit in August 2012. The Supreme Court decided the case in April 2014, reversing the D.C. Circuit's decision. The D.C. Circuit has since lifted its stay on CSAPR, and ruled in favor of the EPA on the remaining significant issues. The EPA will implement the first phase of CSAPR in 2015 and 2016 and the second phase in 2017. These emission control requirements can impact the quantity and quality of CCPs produced at a power plant, can add to the costs of operating a power plant and could make coal a less attractive fuel alternative in the planning and building of utility power plants.

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

  •
  Some states have adopted legislation and regulatory programs to reduce greenhouse gas ("GHG") emissions, either directly or through mechanisms such as renewable portfolio standards for electric utilities. These programs could require electric utilities to increase their use of renewable energy such as solar and wind power. Federal GHG legislation appears unlikely in the near term. However, in the absence of federal GHG legislation, the EPA has taken several recent steps to regulate GHG emissions using existing Clean Air Act authorities, including setting GHG emission thresholds for determining when new and existing power plants must obtain certain construction or operating permits. The Supreme Court ruled on a challenge to the EPA's actions in June 2014, upholding the EPA's ability to regulate GHG emissions from sources already required to have these permits for conventional pollutants but finding that GHGs alone could not trigger the challenged permitting requirements. In August 2015, the EPA finalized New Source Performance Standards for GHG emissions from new and existing fossil-fuel fired electric power plants that anticipate partial use of carbon capture and storage technology. Also in August 2015, the EPA finalized a rule for existing sources, known as the Clean Power Plan, which establishes state-specific, rate-based reduction goals for carbon emissions from the power sector. The Clean Power Plan calls on the power sector to reduce carbon emissions to 32% below 2005 levels by 2030, with the first incremental decreases beginning in 2022. Both rules will likely be challenged in litigation, although initial challenges were dismissed by the courts as untimely.

  •
  The EPA is addressing water quality impacts from coal-burning power plants and coal mining operations. In 2011, the EPA issued guidance that recommended strict discharge limits in Clean Water Act permits for mountaintop removal and surface mining and established "enhanced coordination procedures" for permits issued by the U.S. Army Corps of Engineers. In September 2015, the EPA finalized new effluent limitations for steam electric power generating facilities. The final rule requires operators of coal plants with a generating capacity over 50 megawatts to store fly ash and bottom ash in dry landfills, rather than containment ponds. Approximately 12% of coal plants will be affected, and some marginal operations may shut down rather than face the expense of complying with the new effluent discharge requirements. In addition, the EPA finalized new regulations to minimize adverse environmental impacts to aquatic life from cooling water intake structures at existing electric generating plants, which are being challenged by environmental and industry groups. More stringent regulation of coal-burning power plants and coal mining operations could increase the cost for utilities and thus indirectly impact the availability and cost of fly ash for HRI's CCP activities.

        Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with certain of the new regulatory requirements, increasingly strict requirements such as those described above generally will increase the cost of doing business and may make coal burning less attractive for utilities. Faced with more stringent regulations, litigation by environmental groups, and a decrease in the cost of natural gas, some electric utilities are reducing their portfolio of coal powered energy facilities. For example, in recent years, multiple companies announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations. The potential negative impact on job prospects in the utility and mining industries has prompted considerable concern in Congress, leading to calls to restrict the EPA's regulatory authority. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if the rate of coal-powered plant closures increases, we may be adversely affected in the future. Nevertheless, we believe that reliance on coal for a substantial amount of electric power generation in the United States is likely to continue for the foreseeable future.

        New regulations not only affect our suppliers and customers, but may also directly impact HRI's operations. HRI manages, stores, transports and sells fly ash, and some products manufactured and sold by HRI contain fly ash. In June 2010, the EPA proposed two alternative rules to regulate CCPs generated by electric utilities and independent power producers. One proposed option would have classified CCPs disposed of in surface impoundments or landfills as "special wastes" subject to federal hazardous waste regulation under Subtitle C of RCRA. The second proposed option would instead have regulated CCPs as non-hazardous waste under Subtitle D of RCRA. Under both options, the current exemption from hazardous waste regulation for CCPs that are used for beneficial purposes would remain in effect. Nevertheless, the EPA's proposal resulted in several years of uncertainty in the marketplace over the beneficial use of fly ash in many applications. In April 2015, the EPA published a final rule that followed the second option, classifying CCPs as non-hazardous solid waste under Subtitle D of RCRA. This leaves states with primary authority to regulate the handling, storage, and disposal of CCPs as non-hazardous solid waste, subject to EPA oversight and approval. Both industry and environmental organizations have initiated litigation challenging the final rule, which is currently pending.

        Although the EPA's decision to regulate CCPs as solid waste under RCRA Subtitle D avoided the regulatory burdens and stigma that would have accompanied a hazardous waste designation, the new regulations still may require adjustments to our operations, and the complexity and cost of managing and disposing of CCPs could increase. The rule establishes national minimum criteria for landfills and impoundments containing CCPs, and includes restrictions on their location, design and operation, as well as groundwater monitoring, recordkeeping, reporting and closure requirements. Citizens and states have the right to bring lawsuits to enforce the new rule against owners and operators.

        The new rule affirms that beneficial uses of CCPs remain exempt from federal hazardous waste regulation under RCRA's "Bevill exclusion" and are not regulated under either RCRA Subtitle C or Subtitle D. However, the EPA did not determine whether CCPs destined for disposal should continue to qualify for the Bevill exclusion and did not fully resolve uncertainties about whether certain CCP applications should be treated as beneficial use or disposal. The final rule specifically notes that the incorporation of fly ash in concrete, as a replacement for Portland cement, is one of "the most widely recognized beneficial applications" of CCPs. However, some environmental groups have urged the EPA to restrict other uses of CCPs, such as in road base, claiming that contaminants may leach into the environment. The final rule indicates that the use of CCPs in applications such as road base generally would qualify as beneficial use, so long as relevant regulations and guidelines are followed. The EPA has not stated whether or when it will reconsider the eligibility of CCPs intended for disposal for the Bevill exclusion. Eligibility depends on a complicated factual analysis, requiring information gathering that would likely take several years. If the EPA ultimately determines to regulate CCPs intended for disposal as hazardous waste under RCRA Subtitle C, those CCPs would become subject to a variety of regulations governing the handling, transporting, storing and disposing of hazardous waste. This could reduce the demand for fly ash and other CCPs and increase the regulatory burden and costs of fly ash management for the utility industry and for HRI, with a potential material adverse impact on our operations and financial condition.

        HRI manages a number of landfill and pond operations that may be affected by new Clean Water Act requirements, as well as RCRA regulations. In September 2015, the EPA issued a final rule for Clean Water Act effluent limitation guidelines for steam electric power generating facilities which requires discharges from waste streams and surface impoundments to meet certain limits. This rule will directly affect landfill and pond operations managed by HRI and may expose HRI to increased liability. The requirements will phase in between 2018 and 2023, and will require project owners and HRI to implement pollution control measures to reduce or eliminate discharges of various materials from waste streams and surface impoundments. In addition, the new RCRA Subsection D regulations promulgated in April 2015 require plants to begin using groundwater monitoring systems to track existing impoundments for violations. A non-complying impoundment must be shut down or retrofit within five years, or seven years if granted an extension; impoundments over 40 acres may be eligible for up to five two-year extensions. Environmental groups believe that the provisions on existing non-complying impoundments are too lenient and are considering filing suit to challenge this rule.

        At HTI, we have worked at the molecular level in the use of nanocatalysts. A number of agencies are studying the potential implications of nanotechnology and manufactured nanomaterials on human health and the environment, including the National Toxicology Program, the National Institute for Safety and Health, the National Science Foundation and the EPA. In September 2010, the EPA adopted its first rule regulating carbon nanomaterials under the Toxic Substances Control Act ("TSCA") and has since issued direct final significant new use rulings for 5 other carbon nanomaterials. These significant new use rulings require persons intending to manufacture, import, or process one of the covered materials to notify the EPA at least 90 days before commencing that activity and also place certain restrictions on their use and manufacture. The EPA has also proposed a new information-gathering rule for existing nanomaterials, which was released for public comment in April 2015. This information will be used to determine whether further regulatory action on nanomaterials under the TSCA is necessary. While these developments demonstrate increasing interest in this area, at this time it is not certain what further nanotechnology regulations may be adopted and how they may affect our business.

Employees

        As of September 30, 2015, we employed approximately 2,831 full-time employees, including approximately 48 who work under collective bargaining agreements.

        The following table lists the approximate number of employees by business segment as of September 30, 2013, 2014, and 2015:

	2013	2014	2015
Building Products	1,400	1,670	1,795
Construction Materials	875	920	952
Discontinued Operations	0	0	1
Energy Technology	35	35	36
Corporate	45	40	47

Total	2,355	2,665	2,831

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The building products industry is experiencing slow growth and recent improvements in some of our end markets may not continue. Because the markets for our building products and to a lesser extent, our construction materials business, are dependent on residential construction and remodeling, our revenues could flatten or decrease as a result of events outside our control that impact home construction and home improvement activity, including economic factors specific to the building products industry and severe weather.

        Our residential building products business and to a lesser extent, our construction materials business, rely upon the home repair and remodeling markets as well as new construction. Between 2007 and 2011, there was a severe slowing of new housing and remodeling and we experienced a significant slowdown in sales activity during these years. Although residential construction and remodeling activity has somewhat improved in recent years in certain regions of the United States, the homebuilding industry continues to experience activity at low levels. Modest consumer confidence, unsteady employment growth, limits on credit availability, rising building costs and other factors may adversely affect new construction or remodeling, resulting in continued slow improvement or a slowdown in new construction and repair and remodeling activities.

        We, like many others in the building products industry, experienced a large drop in orders and a reduction in our margins in 2007 through 2011. In 2007-2009, we recorded significant goodwill impairments associated with our building products business. While some increased market activity has occurred in 2012 through 2015, we can provide no assurances that the building products market will further improve in the near future. Downturns in the United States home improvement and remodeling and the new construction end markets or in specific regions of the United States economy where we have significant sales could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

        The construction markets are seasonal and generally dependent on temperate weather conditions. The majority of our building products sales and a portion of our construction materials sales are in the residential construction market, which tends to slow down in the winter months. If there are severe weather events such as hurricanes or flooding, or other events outside of our control, construction activities will slow and there may be a negative effect on our revenues. For the winter months of late 2015 and early 2016, our decreased seasonal revenues from our building products and construction materials businesses may result in negative cash flow.

Tight credit markets could negatively affect our business, results of operations, and financial condition. Construction lending has increased only modestly since its low in early 2013, which continues to adversely affect liquidity for builders, home purchasers and remodelers in 2015 and 2016.

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

        Part of our building products revenues has come from sales in new product categories. New products require innovation, research, capital for development, manufacturing, and acquisition activities. If we are unable to sustain new product sales growth, whether for lack of new product development, access to adequate capital or for other reasons, sales will follow any future general industry slowdown in new residential construction and remodeling activity, which will negatively affect our revenue and growth.

Demand for our building products may decrease because of changes in customer or designer preferences or because competing products gain price advantages. If demand for our products declines, our revenues will decrease.

        Our building products are subject to reductions in customer demand for reasons such as changes in preferred home and other building sizes, materials, colors and styles. Many of our resin-based siding accessory products are complementary to an owner's choice of vinyl as a siding material. If sales of vinyl siding decrease, sale of our accessories will also decrease. Sales of our manufactured architectural stone products are dependent on the continuing popularity of stone finishes. Similarly, we rely upon architects and other designers to specify block and other building products that we produce.

        Demand for our building products can also decline if competing products become relatively less expensive. For example, if costs of petroleum-based resins that are used to make vinyl siding and accessories increase faster than the costs of stucco, then stucco products, which we do not sell, will become more attractive from a price standpoint, and our vinyl siding and accessory sales may decrease. Manufactured architectural stone and specialty roofing materials could lose price competitiveness compared to other finishes. Similarly, block faces competition from alternative building materials. If demand for our building products declines because of changes in the popularity or price advantages of our products, our revenues will be adversely affected.

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

        Our manufactured architectural stone, concrete block and roof products manufacturing processes require key production materials including cement, sand, manmade, natural, lightweight and other aggregates, oxides, rolled steel, packaging materials, and certain types of rubber-based products. The suppliers of these materials may experience shortages and capacity or supply constraints in meeting market demand that limit our ability to obtain needed production materials on a timely basis or at expected prices. We do not have long-term contracts with such suppliers. We do not maintain large inventories of production materials and alternative sources meeting our requirements could be difficult to arrange in the short term. A significant increase in the price of these materials that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. Additionally, our manufacturing and ability to provide products to our customers could be materially disrupted if this supply of materials was interrupted for any reason. Such an interruption and the resulting inability to supply our customers with manufactured stone, block and roof products could adversely impact our revenues and our relationships with our customers.

        Certain of our resin-based siding, accessory, trim, roof and other products are manufactured from polypropylene and PVC, a large portion of which material is sold to us by a limited number of suppliers. The prices of polypropylene and PVC are primarily a function of manufacturing capacity, demand and the prices of petrochemical feedstocks, crude oil and natural gas liquids. Historically, the market prices of polypropylene and PVC have fluctuated, with material price increases as recently as 2014. A significant increase in the price of polypropylene or PVC that cannot be passed on to customers could have a significant adverse effect on our cost of sales and operating income. We do not have long-term contracts with our polypropylene or PVC suppliers. We do not maintain large inventories of polypropylene or PVC and alternative sources could be difficult to arrange in the short term. Therefore, our manufacturing and ability to provide products to our customers could be materially disrupted if our supply of polypropylene or PVC were interrupted for any reason. Such an interruption and the resulting inability to supply our customers with resin-based products could adversely impact our revenues and potentially our relationships with our customers.

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

        HRI relies on the production of CCPs by coal-fueled electric utilities. HRI has occasionally experienced delays and other problems, such as planned and unplanned outages, in obtaining high-value CCPs from its suppliers and may in the future be unable to obtain high-value CCPs on the scale and within the time frames required by HRI to meet customers' needs. The coal-burning electric utility and coal mining industries are facing a number of new and pending initiatives by regulatory authorities seeking to address air and water pollution, greenhouse gas emissions and management and disposal of CCPs, as described below. Although our business managing CCPs for utility customers may benefit from opportunities to manage compliance with some new regulatory requirements, increasingly strict requirements generally will increase the cost of doing business and may make coal burning less attractive for utilities. In recent years, multiple companies have announced plans to close coal-fired power plant units, or dropped plans to open new plants, citing the cost of compliance with pending or new environmental regulations and the relatively low cost of natural gas. A reduction in the use of coal as fuel causes a decline in the production and availability of fly ash, the key product in our construction materials business. The outcome of these developments cannot be predicted. To date, our business has not had a significant impact from plant closures because our national footprint allows us to move fly ash to satisfy demand; however, if closure of coal-powered plants continues, we may be adversely affected in the future.

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

The EPA has published a rule under RCRA to regulate the disposal of CCPs which is likely to have an adverse effect on the cost of managing and disposing of CCPs. The heightened regulatory scrutiny of CCPs also may have an adverse effect on the uses and demand for CCPs, and on HRI's relationships with utilities.

        In April 2015, the EPA published a final rule to regulate the disposal of coal combustion residuals as solid (non-hazardous) waste under subtitle D of RCRA that became effective in October 2015. The rule established national minimum criteria for CCP landfills and impoundments consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements, post closure care, recordkeeping and reporting, and other requirements. It is expected that the new regulation will increase the complexity and cost of managing and disposing of CCPs.

        Some environmental groups continue to urge the EPA to restrict some beneficial uses of CCPs, such as in concrete, road base and soil stabilization, alleging contaminants may leach into the environment. Changes in the definition of beneficial use of CCPs could reduce the demand for fly ash and other CCPs which would have an adverse effect on HRI's revenues. EPA's increased regulation of CCPs will likely cause utilities and power producers to impose greater restrictions on the use of CCPs by HRI and its customers. Restrictions imposed by utilities may narrow the types of potential customers to which HRI can market CCPs and limit their uses of CCPs, reducing HRI's sales opportunities. Utilities are also likely to negotiate to shift actual or perceived liabilities associated with CCPs and their use to HRI through more onerous contract and indemnity obligations. This could harm HRI's business by reducing the number of CCP management contracts or by increasing HRI's exposure to the contingent risks associated with any new regulation of CCPs.

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

        If the EPA decides to regulate the beneficial uses of CCPs, there would likely be an adverse effect on use and sales of CCPs and HRI's relationship with utilities. Some environmental groups continue to urge the EPA to restrict some beneficial uses of CCPs, such as in concrete, road base, and soil stabilization, alleging contaminants may leach into the environment. This could reduce the demand for fly ash and other CCPs which would have an adverse effect on our CCP revenues.

Because demand for CCPs sold by HRI is affected by fluctuations in weather and construction cycles, HRI's revenues and net income could decrease significantly as a result of unexpected or severe weather.

        HRI manages and markets CCPs and uses CCPs to produce building products. Utilities produce CCPs year-round. In comparison, sales of CCPs are generally keyed to construction market demands that tend to follow national trends in construction with predictable increases during temperate seasons and decreases during periods of severe weather. HRI's CCP sales have historically reflected these seasonal trends, with the largest percentage of total annual revenues being realized in the quarters ended June 30 and September 30. Low seasonal demand normally results in reduced shipments and revenues in the quarters ended December 31 and March 31. The seasonal impact on HRI's revenue, together with the seasonal impact on building products revenues may result in negative cash flows for the winter months of late 2015 and early 2016.

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

        We have recorded and carried forward Section 45 refined coal tax credit benefits totaling approximately $22.8 million through September 30, 2015. The IRS has completed audits of Headwaters concerning its Section 45 tax credits for 2007 through 2009. There are multiple bases upon which the IRS may challenge our tax credits in future open tax years, including whether the facilities formerly owned by us were placed in service for the purpose of producing refined coal, whether the facilities used waste coal as a feedstock, and whether our testing methods and certifications adequately demonstrate the required emissions reductions. In addition, Congress may modify or repeal Section 45 so that these tax credits may not be available in the future. If HES is not successful in claiming and defending Section 45 credits earned while we owned the coal cleaning facilities, our future profitability will be materially adversely affected.

        We are subject to audit by the IRS for 2012 and succeeding years. In addition, we are subject to state tax authority audits with respect to state taxes. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations and unique facts. In prior audit cycles, the IRS has investigated our federal tax positions on a number of issues, including coal cleaning capital asset depreciation. The audit of our federal and state tax returns could have a large effect on the taxes we might ultimately owe. If our estimates of tax liabilities prove to be less than the ultimate tax assessments by the IRS or state authorities, we could owe significantly more tax than is expected, resulting in additional tax expense, adversely affecting our future profitability and liquidity.

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

        During 2013-2015 we acquired several businesses, and if we do not successfully integrate newly acquired businesses with our existing businesses, we may not realize the expected benefits of the acquisitions, and the resources and attention required for successful integration may interrupt the business activities of acquired businesses and our existing businesses. Successful management and integration of acquisitions are subject to a number of risks, including difficulties in assimilating acquired operations, loss of key employees, diversion of management's attention from core business operations, assumption of contingent liabilities, incurrence of potentially significant write-offs, and various employee issues, such as issues related to human resource benefit plans, and an increase in employment and discrimination claims and claims for workers' compensation. Each business acquisition also requires us to expand our operational and financial systems, which increases the complexity of our information technology systems. Implementation of controls, systems and procedures may be costly and time-consuming and may not be effective.

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

        Our operations require both maintenance and growth capital. A key part of our business strategy has been to expand through complementary acquisitions, which has required significant capital. In addition, commercialization of new products and technologies has required and will require significant financial commitments. Our utility services business will require financial commitments such as performance bonds in order to grow and we have limited bonding capacity. Our building products and CCP businesses also require significant capital expenditures. We estimate that our capital expenditure needs for 2016 will be approximately $45-50 million. If we do not have sufficient capital to make equity investments in new projects and/or are limited by financial covenants from doing so, our growth may suffer. Many of our competitors, including large businesses in the building products, CCP management and heavy oil upgrading industries, have greater financial strength than us and may be able to enter our markets, make acquisitions and take advantage of other potential growth opportunities before we can.

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

        We purchase a significant amount of energy from various sources to conduct our operations, including fossil fuels and electricity for production of building products and diesel fuel for distribution of our products and for production-related vehicles. In past years, fuel and other cost increases have increased truck and rail carrier transportation costs for our products and may do so again in the future. At times, severe weather, including flooding, earthquakes, and other traffic and transportation impairments and failures have reduced or eliminated access to roads and railways leaving us with more expensive transportation alternatives. Transportation difficulties and cost increases have in the past and may in the future adversely affect service to customers, the results of our operations and our financial condition. Transportation prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control.

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

        Our building products manufacturing operations also are subject to environmental regulations and permit requirements governing activities such as the creation of dust, disposal of waste, discharge of water, and the transportation, storage and use of fuel and materials. If we cannot obtain or maintain required environmental permits for our existing and planned manufacturing facilities in a timely manner or at all, we may be subject to additional costs and fines.

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

        We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including in certain instances customer and supplier business and personal information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers and suppliers. Information technology system failures that cannot be promptly resolved are likely to result in lost revenues and harm to our business relationships.

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

        The market price for our common stock has varied between a high of $21.76 in August 2015 and a low of $10.54 in October 2014 during the twelve-month period ended September 30, 2015. This volatility may affect the price at which you could sell your common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in "Risks Relating to Our Business;" variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts' estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

        The sale of substantial amounts of our common stock could adversely impact our stock price. As of September 30, 2015, we had outstanding approximately 73.9 million shares of our common stock and options to purchase approximately 0.1 million shares of our common stock (all of which were exercisable as of that date). We also had outstanding approximately 3.6 million stock appreciation rights as of September 30, 2015, of which approximately 3.3 million were exercisable. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, after the completion of this offering, and such lack of research coverage may adversely affect the market price of our common stock. In the event we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

        We have a substantial amount of debt, which requires significant principal and interest payments. As of September 30, 2015, we had approximately $573.9 million face value of debt outstanding, including $423.9 million outstanding principal amount of our senior secured term loan, $150.0 million outstanding principal amount of our senior notes. We also have $70.0 million of undrawn availability, subject to a borrowing base limitation, under the ABL Revolver. After giving effect to the borrowing base limitation and issuance of letters of credit, we had availability of approximately $60.4 million under the ABL Revolver as of September 30, 2015.

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

  •
  increase our cost of borrowing.

Despite our current indebtedness levels, Headwaters Incorporated and its subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

        Headwaters Incorporated and its subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the secured term loan agreement, the senior notes indenture and the credit agreement governing our ABL Revolver restrict, but do not completely prohibit us from doing so. We have $70.0 million of undrawn availability under the ABL Revolver, subject to borrowing base limitations. After giving effect to the borrowing base limitation, we had availability of approximately $60.4 million under the ABL Revolver as of September 30, 2015. In addition, the secured term loan agreement and the senior notes indenture will allow us to issue additional secured term loan and senior notes under certain circumstances which will be guaranteed by our subsidiary guarantors and will allow our foreign subsidiaries to incur additional debt, which would be structurally senior to our existing secured term loan and senior notes. In addition, the indentures do not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

If we default under the ABL Revolver, our term loan, senior notes, or other indebtedness, we may not be able to service our debt obligations.

        In the event of a default under the ABL Revolver, secured term loan, senior notes, or other indebtedness, lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under our debt obligations, we may not be able to repay the amounts due. Events of default are separately defined in each loan agreement or indenture, but include events such as failure to make payments when due, breach of covenants, default under certain other indebtedness, failure to satisfy judgments in excess of $1.0 million, certain insolvency events and the occurrence of a material adverse effect (as defined in the ABL Revolver). The occurrence of an event of default could have serious consequences to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

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

Headwaters Incorporated is a holding company with no independent operations or assets. Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

        Headwaters Incorporated is a holding company and repayment of our indebtedness is dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our notes, our subsidiaries do not have any obligation to pay amounts due on our notes or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For instance, if there is a default under the ABL Revolver, the ABL Borrowers will not be permitted to transfer funds to us to pay our notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While our secured term loan agreement and our senior notes indenture limit the ability of our subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

        The agreement governing our secured term loan, the indenture governing our senior notes and the credit agreement governing the ABL Revolver impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

        There are limitations on our ability to incur the full $70.0 million of commitments under the ABL Revolver. Borrowings under our ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under the ABL Revolver, a monthly fixed charge maintenance covenant would become applicable if excess availability under the ABL Revolver is at any time less than 12.5% of the total $70 million of current revolving loan commitments, or $8.75 million currently. As of September 30, 2015, availability under the ABL Revolver was approximately $60.4 million. However, due primarily to the seasonality of our operations, it is possible that availability under the ABL Revolver could fall below the 12.5% threshold in a future period. If the covenant trigger were to occur, the ABL Borrowers would be required to satisfy and maintain on the last day of each month a fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. As of September 30, 2015, our fixed charge coverage ratio was approximately 1.9x. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located at 10701 South River Front Parkway, Suite 300, South Jordan, Utah 84095. The lease for this office space of approximately 25,000 square feet has a term expiring December 2023. The monthly rent is approximately $48,000 for 2016, with certain adjustments for inflation plus expenses.

        As of September 30, 2015, HBP owns or leases approximately 45 properties for its building products manufacturing, distribution, and sales operations. HBP has offices in Wixom, Michigan; San Marcos, California; Brea, California; and Alleyton, Texas and has major manufacturing facilities in Metamora, Michigan; Elkland, Pennsylvania; Greencastle, Pennsylvania; Franklin, Ohio; Westfield, Massachusetts; Okeechobee, Florida; Brea, California; Alleyton, Texas; and Rosarito, Mexico.

        As of September 30, 2015, HRI owns or leases approximately 14 properties nationwide for its fly ash storage and distribution operations with East, Central, and West regional divisions. HRI also conducts operations at approximately 86 other sites via rights granted in various CCP through-put, handling and marketing contracts (for example, operating a storage or load-out facility located on utility-owned properties).

        HTI owns approximately six acres in Lawrenceville, New Jersey where it maintains its principal office and research facility.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under the caption "Legal Matters" in Note 13 to the consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Because one of Headwaters' subsidiaries anticipates that it will perform permit reclamation responsibilities at one site, information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 106 of Regulation S-K (17 CFR 229.106) has been included in Exhibit 95 to this annual report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The shares of our common stock trade on the New York Stock Exchange under the symbol HW. Options on our common stock are traded on the Chicago Board Options Exchange under the symbol HQK. The following table sets forth the low and high trading prices of our common stock as reported by the New York Stock Exchange for 2014 and 2015.

Fiscal 2014	Low	High
Quarter ended December 31, 2013	$8.31	$10.17
Quarter ended March 31, 2014	9.67	13.98
Quarter ended June 30, 2014	11.02	14.16
Quarter ended September 30, 2014	10.27	14.08
Fiscal 2015
Quarter ended December 31, 2014	$10.54	$15.17
Quarter ended March 31, 2015	13.37	18.50
Quarter ended June 30, 2015	17.51	20.31
Quarter ended September 30, 2015	13.41	21.76

        The following graph shows a comparison of the cumulative total stockholder return, calculated on a dividend reinvestment basis, for September 30, 2010 through September 30, 2015, on our Common Stock with the New York Stock Exchange Composite Index and the Dow Jones US Building Materials & Fixtures TSM Index. The comparison assumes $100 was invested on September 30, 2010. Historic stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Headwaters Incorporated, the NYSE Composite Index,
and the Dow Jones US Building Materials & Fixtures TSM Index

*
$100 invested on 9/30/10 in stock or index, including reinvestment of dividends. Fiscal year ended September 30.

        As of October 30, 2015 there were 260 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Pursuant to the terms of our debt agreements (see Note 8 to the consolidated financial statements), we are prohibited from paying cash dividends. We intend to retain earnings to finance the development and expansion of our business. Payment of common stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.

        The information required by this item regarding equity compensation plans is incorporated by reference from the information set forth in Item 12 of this Annual Report on Form 10-K. See Note 11 to the consolidated financial statements for a description of securities authorized for issuance under equity compensation plans.

        We did not have any sales of unregistered equity securities during the quarter ended September 30, 2015, but did purchase treasury stock. As described in Note 11 to the consolidated financial statements, we have a Directors' Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director's request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

        The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	0	n/a	n/a	n/a
August 1, 2015 - August 31, 2015	5,796	$21.14	n/a	n/a
September 1, 2015 - September 30, 2015	0	n/a	n/a	n/a

Total	5,796	$21.14	n/a	n/a

(1)
Includes broker commissions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this Form 10-K. The selected financial data as of and for the years ended September 30, 2011 and 2012 and as of September 30, 2013 are derived from audited financial statements not included in this Form 10-K. The selected financial data as of September 30, 2014 and 2015 and for the years ended September 30, 2013, 2014, and 2015 were derived from our audited financial statements included in this Form 10-K.

        As described in Note 2 to the consolidated financial statements, in connection with the adoption of ASU 2015-03, we reclassified debt issue costs pertaining to outstanding long-term debt as a deduction from the related debt liabilities. Accordingly, total assets and long-term debt for all years presented below have been reduced by the amounts of those debt issue costs. As described in Note 4, we have acquired several businesses, the operations of which are included in the operating data below only subsequent to the dates of acquisition. As described in Note 5, our coal cleaning business has been presented as a discontinued operation and is therefore not included in the results from continuing operations shown in the table below. Interest expense for 2011 includes $62.6 million of early debt repayment premiums, and for 2015 includes $24.8 million of non-routine interest expense related to early repayments of debt (see Note 8). We also recorded approximately $17.9 million of restructuring costs in 2011. As described in Notes 10 and 16, in 2015 we released approximately $109.3 million of the deferred income tax valuation allowance established in prior years, of which $96.8 million represents a non-routine income tax benefit.

	Year ended September 30,
(in thousands, except per share data)	2011	2012	2013	2014	2015
OPERATING DATA:
Total revenue	$587,964	$632,787	$702,576	$791,447	$895,333
Income (loss) from continuing operations	(133,932)	(26,429)	8,285	16,473	132,128
Diluted income (loss) per share from continuing operations attributable to Headwaters Incorporated	(2.21)	(0.43)	0.12	0.21	1.74

	As of September 30,
(in thousands)	2011	2012	2013	2014	2015
BALANCE SHEET DATA:
Working capital	$69,590	$73,528	$95,309	$207,791	$233,763
Net property, plant and equipment	164,709	159,706	159,619	181,298	185,718
Total assets	719,898	673,888	718,527	896,306	979,019
Long-term liabilities:
Long-term debt	510,450	493,490	443,938	592,458	558,080
Income taxes	15,909	22,079	24,637	23,242	6,590
Other	14,587	20,280	16,968	28,586	30,186

Total long-term liabilities	540,946	535,849	485,543	644,286	594,856
Total stockholders' equity (net capital deficiency)	56,736	(3,129)	84,410	102,442	237,851

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

        Operations and Products.    In the building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, concrete block and other building products. We manufacture our building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products. In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands. We also acquired two small businesses in the building products industry in 2015.

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

        Building Products Segment.    For several years, our building products segment was significantly affected by depressed new housing construction and residential repair and remodeling. Accordingly, we significantly reduced operating costs to be positively positioned to take advantage of an anticipated industry turnaround. Demand for new homes has been rising, although there is still an environment characterized by uncertainties which constrain new building and purchases. While changes have been somewhat uneven, there has been improvement in demand for our products beginning in 2012.

        Our building products strategy is to obtain growth with leadership economics, which includes four elements: (1) increase the number of products we are selling to core customers through internal development and bolt-on acquisitions; (2) focus on a total customer solution to value creation for our customers, rather than solely on price and product; (3) leverage our sales and marketing spend to core customers; and (4) standardize non-customer interfacing infrastructure. We believe we have successfully executed our strategy over the past several years, adding new trim, moulding, block, and roofing products to our portfolio, while improving margins.

        Construction Materials Segment.    Our business strategy in the construction materials segment is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, and is somewhat correlated to demand for portland cement. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management.

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

        Capitalization and Liquidity.    In December 2012, we issued 11.5 million shares of common stock for net proceeds of approximately $78.0 million. Approximately $43.3 million of the net proceeds were used to acquire the assets of Kleer Lumber. In December 2013, we issued $150.0 million of 7 1/4% senior notes for net proceeds of approximately $146.7 million. Approximately $95.0 million of those net proceeds were used in 2014 to acquire the four businesses described above.

        In connection with several transactions during the March 2015 quarter, we significantly restructured our long-term debt. We repaid substantially all of the outstanding 8.75% convertible senior subordinated notes, and now have essentially no remaining convertible debt outstanding. We entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. This variable-rate loan currently carries an interest rate of 4.50% and matures in March 2022, subject to certain early termination provisions. The net proceeds of approximately $414.7 million were used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes which carried a maturity date of April 2019. Finally, our ABL Revolver was amended to extend its maturity to March 2020, subject to certain early termination provisions, with more favorable interest rates.

        Currently, except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. As of September 30, 2015, we had approximately $142.6 million of cash on hand, total liquidity of approximately $203.0 million, and additional cash flow is expected to be generated from operations over the next 12 months.

        Capital expenditures for each of the years 2013 through 2015 ranged from approximately $29.0 million to $37.0 million, but are currently expected to be somewhat higher during 2016, especially if promising growth opportunities exist.

        In summary, our strategy for 2016 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures as well as potential additional strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

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

        Beginning in 2011, we recorded a full valuation allowance on our net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets, except to the extent of earnings in 2013 and 2014. We recorded approximately $3.9 million and $3.6 million of income tax expense in 2013 and 2014, respectively, primarily due to state income taxes in certain state jurisdictions where we generated taxable income.

        In 2015, we recorded an income tax benefit of approximately $94.5 million, primarily due to the release of approximately $109.3 million of the valuation allowance established in prior years. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

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

  •
  We had a three-year cumulative income as of September 30, 2015.

  •
  A majority of our tax attributes have significant carryover periods of 20 years or more.

Negative evidence:

  •
  We operate in cyclical industries that are difficult to forecast.

        We place more weight on objectively verifiable evidence than on other types of evidence and management believes that as of September 30, 2015 available positive evidence outweighed the available negative evidence. Management therefore determined that we met the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a full valuation allowance was no longer deemed to be required as of September 30, 2015. A valuation allowance of approximately $10.1 million was maintained against capital loss carryforwards, certain state NOL carryforwards, and certain tax credit carryforwards as of September 30, 2015.

        All of the factors we considered in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involved significant judgment. For example, there are many different interpretations of "cumulative income or losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because our financial results are significantly dependent upon industry trends, including new housing construction, repair and remodeling, and infrastructure construction. Most of the end use categories in which we sell our products and services are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long.

        As of September 30, 2015, our U.S. and state NOL and capital loss carryforwards totaled approximately $67.5 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of September 30, 2015, which expire from 2028 to 2033.

        As of September 30, 2015, we had approximately $7.5 million of unrecognized income tax benefits related to uncertain tax positions. It is reasonably possible that approximately $5.0 million of unrecognized income tax benefits could be released within the next 12 months. Most of this amount relates to state taxes and is currently expected to be released in the December 2015 quarter due to the expiration of statute of limitation time periods. The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions, and we currently have open tax years subject to examination by the IRS and state tax authorities for the years 2012 through 2014. In 2013, the IRS completed an audit of 2009 which did not result in any material impact to earnings from continuing operations. However, the completion of this audit did result in a tax benefit of approximately $2.7 million in discontinued operations related to the reversal of unrecognized tax benefits related to audit periods that closed. It is not possible to predict the outcome of future audits by the IRS or any other taxing authority.

        Litigation.    We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 13 to the consolidated financial statements. We intend to vigorously defend or resolve these matters by settlement, as appropriate. Management does not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position.

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

        We incurred approximately $3.3 million, $5.1 million and $2.2 million of expense for legal matters in 2013, 2014 and 2015, respectively. Except for 2014, when $2.8 million of expense was recorded for potential losses, costs for outside legal counsel comprised a majority of our litigation-related costs in the years presented. We currently believe the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and have recorded a liability as of September 30, 2015 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Our outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of our liability, nor is it possible to estimate what litigation-related costs will be in future periods.

        The specific matters discussed in Note 13 raise difficult and complex legal and factual issues, and the resolution of these issues is subject to many uncertainties, including the facts and circumstances of each case, the jurisdiction in which each case is brought, and the future decisions of juries, judges, and arbitrators. Therefore, although management believes that the claims asserted against us in the named cases lack merit, there is a possibility of material losses in excess of the amount accrued if one or more of the cases were to be determined adversely against us for a substantial amount of the damages asserted. It is possible that a change in the estimate of probable liability could occur, and the changes could be material. Additionally, as with any litigation, these proceedings require that we incur substantial costs, including attorneys' fees, managerial time and other personnel resources, in pursuing resolution.

        Acquisitions.    A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with ASC 805 Business Combinations, which requires that we estimate at the date of acquisition the fair values of all assets acquired and liabilities assumed in a transaction. Accounting for acquisitions requires us to make significant estimates and assumptions. While we believe the estimates and assumptions we have made for completed acquisitions have been reasonable and appropriate, they are based in part on historical experience, information obtained from management of the acquired companies, and other information available at the time, much of which is inherently uncertain and subject to refinement. During the measurement period, which can be up to one year from the acquisition date, we often record adjustments to the initial estimates of value. When such adjustments are made, a corresponding change is made to recorded goodwill. Following the measurement period, any necessary adjustments to acquired assets or assumed liabilities are reflected in our results of operations.

        In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods, including present value modeling and market values when available. Valuations are performed by management, often with the assistance of independent valuation specialists under management's supervision. Valuation specialists are most often used in valuing intangible assets. They also assist in determining estimated useful lives over which the intangible assets should be amortized. Examples of critical factors in the valuation of intangible assets include estimates of future revenues and cash flows to be generated by the acquired business, market participant assumptions, and the determination of weighted cost of capital assumptions, royalty rates and terminal values.

        Estimates are also required when a transaction involves contingent consideration, or when there are other contingent liabilities that may exist. We recognize the fair value of contingent consideration at the date of acquisition as part of the consideration transferred to acquire a business. Such liabilities are remeasured at fair value at the end of each reporting period. There have not been any material remeasurements of contingent consideration for any acquisition during the periods presented.

        Acquisitions consummated during the periods presented are described in detail in Note 4 to the consolidated financial statements. As of September 30, 2015, there is only one immaterial acquisition for which the measurement period has not closed.

        Valuation of Long-Lived Assets, including Property, Plant and Equipment, Intangible Assets and Goodwill.    Long-lived assets consist primarily of property, plant and equipment, intangible assets and goodwill. Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Most of our intangible assets are being amortized, using the straight-line method, our best estimate of the pattern of economic benefit, over their estimated useful lives. We also have some indefinite-lived intangible assets, consisting of certain tradenames, which are not amortized. Goodwill consists of the excess of the purchase price for businesses acquired over the acquisition-date fair values of identified assets, net of liabilities assumed.

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

        No material impairments of long-lived assets were recorded in any year presented. It is possible that some of our tangible or intangible long-lived assets or goodwill could be impaired in the future and that any resulting write-downs could be material.

        In evaluating potential impairment of goodwill and indefinite-lived intangible assets, we follow the accounting rules described in Note 7 to the consolidated financial statements, whereby companies may evaluate qualitative factors, including macroeconomic conditions, industry and market considerations, overall financial performance and cost factors, to determine whether it is necessary to perform step 1 of the two-step impairment test. This qualitative evaluation is commonly referred to as "step 0." We concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill and indefinite-lived intangible assets for both the building products and construction materials reporting units as of June 30, 2013, 2014 and 2015. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

        In summary, for both reporting units, general industry trends are more positive than in recent prior years, and the overall financial performance of these reporting units improved in 2013, in 2014 and again in 2015 as compared to previous years. Based on currently available information and results of operations, management currently believes it is not likely there will be any material impairments of goodwill or indefinite-lived intangible assets in the near future.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

        The information set forth below compares our operating results for the year ended September 30, 2015 with operating results for the year ended September 30, 2014. Except as noted, the references to captions in the statements of income refer to continuing operations only.

        Summary.    Revenue for the year ended September 30, 2015 was $895.3 million, up 13% from $791.4 million for 2014. Gross profit increased 20%, from $225.7 million in 2014 to $269.9 million in 2015. Operating income of $66.7 million in 2014 improved by 53%, to $102.1 million in 2015. Income from continuing operations of $16.5 million, or diluted income per share of $0.21, in 2014 improved to $132.1 million, or $1.74 per diluted share, in 2015. The results for 2015 include $24.8 million of incremental interest expense recorded in the March 2015 quarter related to early debt repayments. Results for 2015 also include the non-routine income tax benefit of $96.8 million from reversal of the income tax valuation allowance. Net income attributable to Headwaters for 2015 including discontinued operations was $130.8 million, or diluted income per share of $1.73, compared to $15.3 million, or $0.20 per diluted share, in 2014.

        Revenue and Gross Margins.    The major components of segment revenue, along with gross margins, are discussed in the sections below.

        Building Products Segment.    Building products revenue increased 11%, from $472.4 million in 2014 to $523.6 million in 2015, as a result of organic growth and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. In 2015, gross profit increased by 15%, to $156.5 million from $136.2 million in 2014, and operating income increased by 37%, to $64.4 million from $46.9 million.

        Revenues increased 5% organically for the year despite soft international sales which were impacted by the strong U.S. dollar and economic challenges in Canada and some overseas markets. Growth was wide-spread as all four of our major product groups had revenue growth in 2015. Product revenue associated with repair and remodeling construction continued to improve in 2015 as compared to 2014, despite difficult winter conditions in the Northeast during the March 2015 quarter and record rainfall in much of the U.S. during the June 2015 quarter.

        Our Texas-based block product group performed particularly well as there was strong demand for both our standard block products as well as our higher-margin specialty blocks. Our block business' largest exposure is to the commercial and institutional end markets, and we experienced minimal revenue impact in 2015 from lower oil prices, which can affect the strength of the Texas economy. Product introductions also helped revenue growth in 2015 as many of our new products have been well received by the market. For example, our new specialty siding product that we introduced in the March 2015 quarter resulted in sales that exceeded our first year expectations. We continue to look at ways to grow the business both organically and through acquisitions as we strive to offer best-in-class products to meet growth in customer demand.

        Gross margin increased by 110 basis points to 29.9% in 2015 and the operating income margin increased by 240 basis points in 2015, as compared to 2014. We continue to benefit from the decline in oil prices through lower diesel costs in our block group and lower resin costs in siding accessories and roofing. Lower raw material and energy costs, combined with operational improvements, more than offset increased costs in labor, cement and aggregates.

        Underlying fundamentals of our end-markets continue to strengthen as single family housing starts grew during our fiscal year. Builders have experienced shortages in skilled labor and construction labor, which has contributed to a more gradual recovery, but demand remains strong for construction and for our building products used in new residential construction.

        The significant weakness in new housing construction and residential repair and remodeling which began several years ago appeared to ease during 2013 and 2014, but the recovery has been somewhat uneven. In addition, there has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. These regional differences in the health of housing construction impact the sales of our various product groups differently. We believe our niche strategy and our focus on productivity improvements, cost reductions and sales increases have tempered somewhat the impact on our business of new housing construction. It is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

        According to the National Association of Home Builders (NAHB), new housing construction starts as of September 2015 were at a seasonally-adjusted annualized level of approximately 1.2 million units, an increase from 0.9 million units and 1.0 million units in calendar 2013 and 2014, respectively. The most current 10- and 50-year averages for new housing starts were 1.1 million and 1.5 million units, respectively. During the last 56 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2015 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average approximately 1.2 million units a year from 2015 to 2025.

        Some of our product offerings have been impacted by the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which continues to be weaker than new housing construction. However, as noted above, some improvement has been observed in repair and remodeling activity during 2015. Key trends, such as rising home sales and values, indicate potential for further growth in repair and remodeling, which represents the largest end use for our products.

        For September 2015, the National Association of Realtors reported that existing home sales have increased year over year for 12 consecutive months. On a seasonally adjusted basis, annual sales increased to a rate of 5.6 million units in September 2015. For all of calendar 2014, there were 4.9 million units sold, compared to 5.1 million units sold in calendar 2013. Total housing inventory as of September 30, 2015 was 2.2 million existing homes for sale, representing a 4.8-month supply. This compares to a 5.3-month supply as of September 30, 2014 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in September 2015 was 6% higher than in September 2014, surpassing the peak median price set in July 2006. We believe population growth, pent-up household formation, somewhat increased builder confidence and growing rental demand are some of the factors that have resulted in positive momentum.

        Given our product leadership positions and reduced cost structure, we believe that we are positioned to benefit from a sustained recovery in housing construction. We believe the long-term growth prospects in the industry are strong because the current seasonally-adjusted annualized housing starts are below the 50-year average.

        Construction Materials Segment.    Construction materials revenue increased by 14%, to $352.3 million in 2015, compared to $309.3 million in 2014. The increase in revenue was primarily attributable to positive pricing and increases in the volume of high-value CCPs sold. The favorable pricing environment resulted from demand for high-quality CCPs to replace portland cement and continued strength in portland cement pricing. Service revenue represented approximately 21% of total segment revenue for 2015, compared to 25% for 2014. While site-service revenue typically has lower margins than our product sales, they are not as seasonal as construction spending. The smaller percentage of service revenue to total segment revenue in 2015 as compared to 2014 was due to the completion of a number of service contracts early in the year, and from the growth in high-quality CCP sales.

        Gross profit increased by 22% to $103.2 million in 2015, compared to $84.4 million in 2014, and gross margin increased by 200 basis points to more than 29%. The operating income margin increased by 180 basis points in 2015. The improved margins for the year resulted from a shift in product mix and continued cost reductions through continuous improvement.

        According to the Portland Cement Association (PCA), calendar 2012 cement consumption increased 8.6% over 2011 and calendar 2013 consumption increased 4.1% over 2012. Cement consumption was projected to increase 8.7% in calendar 2014 and by percentages ranging from 8.0% to 5.4% in calendar years 2015 through 2019, with a projected 7.5% increase in calendar 2015. It is not possible to accurately predict the future trends of cement consumption, nor the correlation between cement usage and fly ash sales. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In April 2015, the PCA's Chief Economist indicated that in 2013 a trough point was reached for road construction, which accounts for the largest amount of public cement consumption.

        In December 2014 the EPA issued its final rule for regulation of coal ash disposal as a non-hazardous solid waste under Subtitle D of the Resource Conservation and Recovery Act. This action came after several years of effort to eliminate uncertainty in the marketplace over the demonstrated beneficial use of fly ash in concrete applications.

        An important aspect of our strategy is to continue to increase our supply of high-value CCPs for marketing during the construction season. Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown, temporary idling, or lower utilization of multiple coal combustion power plant units, negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers. We are constantly seeking opportunities to increase the supply of high-value CCPs through incremental storage, conversion, blending, treatment, and new contracts.

        Energy Technology Segment.    Energy technology segment revenue in 2015 was $19.4 million, compared to $9.7 million in 2014, and gross profit in 2015 was $10.2 million compared to $5.1 million in 2014. Revenue and gross profit in 2015 benefited from profitable technology design contracts. Revenue in both years was impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

        Operating Expenses.    Selling, general and administrative expenses increased 9% from 2014 to 2015 due primarily to recurring expenses of the businesses acquired during 2014 and 2015, and, to a lesser extent, an increase in incentive-based compensation due to improved operating results in 2015. Amortization of intangible assets was lower in 2015 than in 2014 due to reduced amortization from fully amortized assets, partially offset by increased amortization of the assets acquired in the 2014 and 2015 business acquisitions.

        Net Interest Expense.    In 2015, net interest expense increased approximately $17.9 million over 2014. This increase was due primarily to approximately $24.8 million of non-routine interest expense related to the early repayments of debt during the March 2015 quarter which are described in detail in the Liquidity and Capital Resources—Financing Activities portion of this management discussion, partially offset by approximately $8.0 million of reduced interest costs incurred in the last half of 2015, also a consequence of the debt restructuring that occurred in the March 2015 quarter. As a result of that debt restructuring, as of September 30, 2015 the current annual run-rate for interest expense is approximately $33.0 million.

        Income Tax Provision.    In 2014, we recorded a full valuation allowance on our net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets, except to the extent of earnings in that year. In 2015, we recorded an income tax benefit of approximately $94.5 million, primarily due to the release of approximately $109.3 million of the valuation allowance established in prior years. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. See "Critical Accounting Policies and Estimates—Income Taxes" in this management discussion for a detailed discussion of this valuation allowance. Reference is made to Note 10 to the consolidated financial statements for details about the significant income tax benefit recorded in 2015 and the 18% effective tax rate for 2014.

        Beginning in 2016, we will record income tax expense at a normalized rate of approximately 39%, but until our NOL and tax credit carryforwards are exhausted, current income taxes will be minimal, representing primarily state income taxes in certain state jurisdictions.

        Discontinued Operations.    We recorded $0.5 million of loss from discontinued operations in 2015, representing small amounts of operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business), adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold in January 2013, net of an income tax benefit. We recorded $0.4 million of loss from discontinued operations in 2014, representing $3.1 million of operating losses (primarily expenses for litigation) and $2.7 million of gain related to the coal cleaning facilities sold in January 2013. The initial gain recorded on disposal was estimated, based on information available at the time, and in 2014, we received $4.7 million of deferred purchase price payments, along with the collection of certain receivables which had been reserved.

        For all facility sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered in the original gain calculations and have been accounted for in the periods when such amounts were received. Coal markets in the U.S. have deteriorated since the coal cleaning facilities were sold. We currently expect that additional adjustments to the recognized gains and losses from sale of the facilities could be recorded in the future as certain contingencies are resolved; however, we do not currently expect to receive significant additional cash receipts related to production royalties or deferred purchase price.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is performing permit reclamation responsibilities at one site. As of September 30, 2014 and

2015, approximately $8.0 million and $7.4 million, respectively, was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. We currently expect to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the reclamation obligation is satisfied.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

        The information set forth below compares our operating results for the year ended September 30, 2014 with operating results for the year ended September 30, 2013. Except as noted, the references to captions in the statements of income refer to continuing operations only.

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

        Building Products Segment.    Sales of building products in 2014 were $472.4 million with a corresponding gross profit of $136.2 million. Sales of building products in 2013 were $394.3 million with a corresponding gross profit of $111.2 million. The 20% revenue increase in 2014 was due to both organic growth and the acquisition of Kleer Lumber in December 2012 and the acquisitions of Entegra and Gerard in December 2013 and May 2014, respectively. All of our major product categories experienced organic revenue growth in 2014 over 2013. Our block group revenues were higher in 2014 than in 2013 due to increases in commercial and institutional construction and the strength of the Texas economy. Stone revenues also increased as we experienced higher sales in all three of our major architectural stone brands, along with sales growth in our ancillary stone products. We believe our initiative to expand our top-line organic growth by focusing on core customers was a factor in the increased revenues in 2014. Our siding group revenues increased in 2014 over 2013 and were benefitted by new product offerings and the strength of our new trim board products, despite geographic exposure to weather impacted regions and the weakness in some sectors of the repair and remodel end markets. The gross margin improvement in 2014 in the building products segment was due to several factors, including price increases, manufacturing efficiencies and transportation cost savings resulting from reduced reliance on third-party trucking, all of which was partially offset by siding's revenue mix that favored more of the lower-margin products.

        Construction Materials Segment.    Construction materials revenues for 2014 were $309.3 million with a corresponding gross profit of $84.4 million. Construction materials revenues for 2013 were $293.0 million with a corresponding gross profit of $73.0 million. Revenue increased during 2014 primarily due to product volume and price increases, partially offset by a decrease in service revenue. Sales of fly ash increased in volume compared to last year, notwithstanding the impacts of extreme winter weather in the Northeast and Midwest, limiting the use of fly ash in both regions. Service revenue represented approximately 25% of total segment revenue for 2014, compared to 29% for 2013. Gross margin increased from 25% in 2013 to 27% in 2014. The increases in gross profit and gross margin percentage were primarily due to increases in fly ash revenue resulting from positive changes in volume and price, as well as to cost management initiatives.

        Energy Technology Segment.    Energy technology segment revenues for 2014 were $9.7 million with a corresponding gross profit of $5.1 million. Revenues for 2013 were $15.3 million with a corresponding gross profit of $8.3 million. The decreases in revenue and gross profit were due primarily to the timing of shipments to the two refineries which used our HCAT heavy oil upgrading catalyst.

        Operating Expenses.    Selling, general and administrative expenses increased 17% from 2013 to 2014 due primarily to recurring expenses of the businesses acquired in 2014, direct acquisition costs for those businesses, increased selling and marketing costs (including non-routine customer acquisition-related costs and costs designed to spur incremental organic revenue growth), plus increases in several other cost categories related to revenue growth. Amortization of intangible assets was higher in 2014 than in 2013 due to amortization of the assets acquired in the 2014 business acquisitions, partially offset by reduced amortization from fully amortized assets.

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

        There has been a dramatic reduction in oil prices since the summer of 2014, which has had a positive effect on fuel and transportation costs during 2015. If oil prices were to remain near their current low level for the long-term, the positive impact on costs would continue, but revenues in certain of our operations could be negatively affected. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues. Currently, we do not believe low oil prices will significantly affect 2016 revenues.

Liquidity and Capital Resources

        Summary of Cash Flow Activities.    Net cash provided by operating activities in 2015 was approximately $63.4 million, compared to approximately $60.4 million in 2014. The primary difference in the components of operating cash flows between the two years was the increase in net income in 2015, most of which was offset by the significant change in deferred income taxes related to the release of the valuation allowance. Also, there was a $14.7 million difference related to accounts receivable, primarily due to the increased level of sales activity in the fourth quarter of 2015 as compared to 2014.

        In 2015, our primary investing activity consisted of capital expenditures, and in 2014 our primary investing activities consisted of several business acquisitions along with capital expenditures. Our primary financing activities in 2015 consisted of obtaining a new senior secured Term Loan Facility and the early repayments of our 8.75% convertible notes and the 7-5/8% senior secured notes. In 2014, we issued $150.0 million of senior debt. More details about these and other investing and financing activities are provided in the following paragraphs.

        Investing Activities.    In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., which sells its products primarily under the Entegra brand. Entegra is in the building products segment. Total consideration paid for Entegra, all of which was cash, was approximately $57.5 million. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of income for 2014. During the March 2014 quarter, we acquired a company in the construction materials industry for initial cash consideration of approximately $3.1 million. In May 2014, we acquired the roofing products business of Metals USA Building Products, L.P., which products are sold under the Gerard and Allmet brands. After $0.4 million of adjustments for the final calculation of acquisition-date working capital, total consideration paid for Gerard was approximately $27.6 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense. During the September 2014 quarter, we acquired the assets of another company in the construction materials industry for cash consideration of approximately $7.4 million.

        In 2015, we acquired the remaining 50% interest in a former equity method investee for a cash payment of approximately $1.2 million, and the assets of another company for initial cash consideration of approximately $4.5 million. Both of these companies are in the building products segment. Subsequent to September 30, 2015, we acquired 100% of the equity interests in several related companies, together which comprise a roofing products business in the building products industry. Consideration paid, net of cash acquired, was approximately $34.6 million, which amount is subject to adjustment for the final calculation of acquisition-date working capital. Direct acquisition costs were not material.

        In both 2014 and 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to other segments and more discretionary expenditures for new product lines or projects. Capital expenditures in 2016 for both maintenance and growth are currently expected to be approximately $45.0 to $50.0 million, and possibly more if promising growth opportunities exist. Funding for capital expenditures is expected to come from working capital. As of September 30, 2015, we were committed to spend approximately $1.3 million on capital projects that were in various stages of completion.

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

        As noted earlier, in 2011 we assessed the strategic fit of our various operations and decided to divest our coal cleaning business, which did not align with our long-term strategy. We sold one coal cleaning facility during 2012 and sold the remaining ten facilities in 2013. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon plant production levels. In 2014, we received total proceeds of approximately $4.7 million related to the sale of facilities, representing deferred purchase price payments and the collection of certain receivables that had been reserved. We do not currently expect significant additional cash receipts related to production royalties or deferred purchase price.

        One of our subsidiaries is performing permit reclamation responsibilities at one former coal cleaning site. As of September 30, 2015, approximately $7.4 million was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

        Financing Activities.    In 2014, we issued $150.0 million of 7 1/4% senior unsecured notes for net proceeds of approximately $146.7 million, of which approximately $95.0 million was used to acquire Entegra and other businesses in 2014. We also repaid $7.7 million aggregate principal amount of convertible notes.

        In 2015, using cash on hand, we repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, pursuant to open market transactions. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense. In March 2015, we entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. Features and restrictions relating to the Term Loan Facility are described in Note 8 to the consolidated financial statements.

        The net proceeds from the initial borrowing under the Term Loan Facility were approximately $414.7 million, after giving effect to original issue discount of approximately $2.1 million and estimated transaction costs of approximately $8.2 million. The net proceeds from the original borrowing under the Term Loan Facility were primarily used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes. The early repayment of the 7-5/8% notes resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in the statement of income.

        The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7 1/4% senior notes remains outstanding at that time. We currently expect to reduce the outstanding amount of the 7 1/4% senior notes to less than $50.0 million prior to October 2018, either though repayment or refinancing. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019.

        We may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of our annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt.

        The Term Loan Facility allows us to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on our pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

        Headwaters is a holding company and repayment of our senior secured Term Loan Facility and 7 1/4% senior unsecured notes is dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. In the event of a default, the ABL Revolver limits the ability of the ABL borrowers, all of which are our subsidiaries, to make distributions to enable us to make payments in respect of our senior secured Term Loan Facility and senior unsecured notes. There are no other significant contractual or governmental restrictions on our ability to obtain funds from our guarantor subsidiaries.

        We were in compliance with all debt covenants as of September 30, 2015. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

        There have been no borrowings under the ABL Revolver since it was entered into in 2009. The ABL Revolver has a termination date of March 2020, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the Term Loan Facility or the 7 1/4% senior notes, at which time any amounts borrowed must be repaid. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of our building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets.

        As of September 30, 2015, availability under the ABL Revolver was approximately $60.4 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of September 30, 2015, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.9. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

        Working Capital.    As of September 30, 2015, our working capital was $233.8 million (including $142.6 million of cash and cash equivalents) compared to $207.8 million as of September 30, 2014. We currently expect operations to produce positive cash flow during 2016 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

        Income Taxes.    Cash outlays for income taxes were less than $3.3 million for both 2014 and 2015. As of September 30, 2015, our NOL and capital loss carryforwards totaled approximately $67.5 million (tax effected). The U.S. and state NOLs and capital losses expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards which expire from 2028 to 2033. We do not currently expect cash outlays for income taxes during the next 12 months to be significant.

        Summary of Future Cash Requirements.    Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures and interest payments on long-term debt. In subsequent periods, significant cash requirements will include the repayment of debt. See Note 13 to the consolidated financial statements where the potential risks of litigation are described. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Legal Matters

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 13 to the consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Off-Balance Sheet Arrangements

        As described in Note 13 to the consolidated financial statements, we have operating leases for certain facilities and equipment. Other than operating leases, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

        The following table presents a summary by period of our contractual cash obligations as of September 30, 2015.

	Payments due by Fiscal Year
(in millions)	Total	2016	2017 - 2018	2019 - 2020	After 2020
Senior secured term loan	$423.9	$4.3	$8.5	$8.5	$402.6
Senior notes	150.0	0	0	150.0	0

Total long-term debt	573.9	4.3	8.5	158.5	402.6
Interest payments on long-term debt	157.8	30.2	59.7	40.9	27.0
Unconditional purchase obligations	138.0	18.1	30.4	27.4	62.1
Operating lease obligations	104.9	29.1	39.6	19.8	16.4
Other long-term obligations	33.0	15.1	16.5	0.7	0.7

Total contractual cash obligations	$1,007.6	$96.8	$154.7	$247.3	$508.8

        As disclosed in Note 8 to the consolidated financial statements, we have no borrowings under our ABL Revolver as of September 30, 2015. The ABL Revolver provides for potential borrowings of up to $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility.

        Reference is made to the caption "Compensation Arrangements" in Note 13 to the consolidated financial statements for a detailed discussion of potential commitments to certain officers and employees under employment agreements, executive change in control agreements, cash performance unit awards and cash-settled SARS. Amounts in addition to those included in the table above could become obligations under the terms of those agreements, depending upon the outcomes of the future events described in Note 13.

        As described in Notes 11 and 13, Headwaters has two deferred compensation plans whereby directors, officers and certain employees can elect to defer receipt of certain compensation otherwise payable when earned. The related obligations of Headwaters to make payments under these plans, totaling approximately $14.3 million as of September 30, 2015, have not been included in the table above because of the substantial uncertainty regarding timing of these payments.

        We have ongoing litigation and asserted claims which have been incurred during the normal course of business, including the specific matters discussed in Note 13. We intend to vigorously defend or resolve these matters by settlement, as appropriate. We have recorded a liability of $2.5 million as of September 30, 2015 for all legal matters; however, it is not possible to know what amounts will ultimately be paid, nor when any such payments will occur and accordingly, no amounts for legal matters have been included in the table above. We do not currently believe that the outcome of these matters will have a material adverse effect on our operations, cash flow or financial position. Final resolutions of these matters could affect the amounts included in the table.

        As disclosed in Note 10 to the consolidated financial statements, we have certain unrecognized income tax benefits, including potential interest and penalties. At the current time, an estimate of the range of reasonably possible outcomes cannot be made beyond amounts currently accrued, nor can we reliably estimate the timing of any potential payments.

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

        Cash Performance Unit Awards.    As described in Note 13 to the consolidated financial statements, the Compensation Committee approved grants of performance unit awards to certain officers and employees based on the achievement of cash flow generated during 2013, including a provision for adjustment for changes in our average stock price during that year. Approximately $4.7 million of expense was recorded for the 2013 awards, all of which was recognized in 2013. In 2014 and 2015, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during those years, with terms similar to the 2013 awards, with an added feature that provides for potential further adjustment based on cash flows generated in the two years subsequent to the year of grant, or the base performance year. Approximately $5.1 million and $8.6 million of expense was recognized for these awards during 2014 and 2015, which amounts are subject to adjustment, depending on cash flows generated in future years. As of September 30, 2015, approximately $15.7 million was accrued for all performance unit awards outstanding but unpaid as of that date.

        Subsequent to September 30, 2015, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during 2016, with terms similar to those described above for 2014 and 2015. Expense for these awards, including adjustments for changes in our average stock price during 2016, will be recognized during 2016, subject to potential further adjustment in 2017 and 2018, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    As described in Note 13 to the consolidated financial statements, in 2012 the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of September 30, 2015. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of September 30, 2015, approximately $1.6 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in our stock price through the dates employees exercise the SARs (whether positive or negative) will result in adjustments to compensation expense and will be reflected in our statement of income each quarter in 2016, until the SARs are exercised or expire on September 30, 2016.

        In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, none of which remain outstanding as of September 30, 2015, the termination date of these awards. Compensation expense for all cash-settled SARs was approximately $4.6 million for both 2013 and 2014 and $3.1 million for 2015. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.1 million in the ultimate payout liability for all remaining cash-settled SARs.

        The portion of total cash-based compensation expense resulting from changes in our stock price for all performance unit awards and cash-settled SARs described above, was approximately $5.6 million for 2013 and $6.1 million for both 2014 and 2015.

        Variable-Rate Debt.    As described in Note 8 to the consolidated financial statements, we have outstanding a variable-rate Term Loan Facility which currently bears interest at 4.5%. The interest rate cannot decrease below the current level but will increase if the eurocurrency (LIBO) rate exceeds the 1% floor. Assuming there were no change in the amount of debt outstanding and the LIBO rate did increase beyond the floor, a change in the interest rate of 1% could change our interest expense by up to approximately $4.2 million per year. Also as described in Note 8, any future borrowings under our ABL Revolver will bear interest at a variable rate.

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

        Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2015 at the above-described reasonable assurance level.

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of our financial statements.

        Our management has assessed the effectiveness of internal control over financial reporting as of September 30, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that assessment, management believes that our internal control over financial reporting was effective as of September 30, 2015.

        BDO USA, LLP, the independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited Headwaters Incorporated's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Headwaters Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Headwaters Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Headwaters Incorporated as of September 30, 2014 and 2015, and the related consolidated statements of income, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2015 and our report dated November 17, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California
November 17, 2015

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The applicable information to be set forth under the captions "Executive Officers," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal No. 1—Election of Directors" in our Proxy Statement to be filed in January 2016 for the Annual Meeting of Stockholders to be held in 2016 (the "Proxy Statement"), is incorporated herein by reference.

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

  3.
  Listing of Exhibits

        For convenience, the name Headwaters is used throughout this listing although in some cases the name Covol was used in the original instrument.

Exhibit No.	Description	Location
1.1	Underwriting Agreement dated as of December 18, 2012	(28)
3.1.9	Amended and Restated Certificate of Incorporation of Headwaters dated 1 March 2005	(5)
3.1.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Headwaters dated February 24, 2011	(19)
3.2.5	Amended and Restated By-Laws of Headwaters	(7)
3.2.6	Amendment of Amended and Restated By-Laws of Headwaters	(13)
4.1	Indenture related to the 7 1/4% Senior Notes due 2019, dated as of December 10, 2013, among Headwaters, the guarantors named therein and Wilmington Trust, N.A. as trustee (including forms of 7 1/4% Senior Notes due 2019)	(30)
4.2	Term Loan Credit Agreement dated as of March 24, 2015 among Headwaters, the guarantors party thereto, and Deutsche Bank as administrative agent	(35)
4.9	Loan and Security Agreement dated as of October 27, 2009, among certain Headwaters subsidiaries and Bank of America, N.A. as the sole administrative agent, arranger and collateral agent, and the lenders named therein	(20)
4.9.1	First Amendment to Loan and Security Agreement among certain Headwaters subsidiaries and various lenders and First Amendment to Guaranty and Security Agreement, dated as of December 10, 2010	(17)

Exhibit No.	Description	Location
4.9.2	Second Amendment to Loan and Security Agreement and Second Amendment to Guaranty and Security Agreement, dated as of February 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(18)
4.9.3	Third Amendment to Loan and Security Agreement, dated as of April 15, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(21)
4.9.4	Fourth Amendment to Loan and Security Agreement and Third Amendment to Guaranty and Security Agreement, dated as of December 29, 2011 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(23)
4.9.5	Fifth Amendment to Loan and Security Agreement and Fourth Amendment to Guaranty and Security Agreement, dated as of April 26, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(25)
4.9.6	Sixth Amendment to Loan and Security Agreement, dated as of May 8, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(26)
4.9.7	Seventh Amendment to Loan and Security Agreement, dated as of December 13, 2012 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(27)
4.9.8	Eighth Amendment to Loan and Security Agreement and Fifth Amendment to Guaranty and Security Agreement, dated as of November 6, 2013 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(29)
4.9.9	Ninth Amendment to Loan and Security Agreement and Sixth Amendment to Guaranty and Security Agreement, dated as of December 9, 2013 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(30)
4.9.10	Tenth Amendment to Loan and Security Agreement, dated as of March 26, 2014 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(32)
4.9.11	Eleventh Amendment to Loan and Security Agreement and Seventh Amendment to Guaranty and Security Agreement, dated as of March 2, 2015 among Headwaters, certain Headwaters subsidiaries and certain lenders named therein	(34)
10.60	Employment Agreement with Kirk A. Benson dated as of June 23, 2014	(33)
10.103	Employment agreement dated December 8, 2010 between Headwaters and Donald P. Newman	(16)
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
14	Code of Ethics	(4)
21	List of Subsidiaries of Headwaters	*
23	Consent of BDO USA, LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*

Exhibit No.	Description	Location
95	Mine Safety Disclosure	*
99.1	2000 Employee Stock Purchase Plan, as Amended and Restated Effective 5 November 2011	(23)
99.2	1995 Stock Option Plan (originally designated as Exhibit No. 10.5)	(1)
99.2.1	First Amendment to the 1995 Stock Option Plan (originally designated as Exhibit 10.5.1)	(1)
99.4	2002 Stock Incentive Plan	(3)
99.7	2003 Stock Incentive Plan	(2)
99.10	Amended and Restated Long Term Incentive Compensation Plan (Effective March 3, 2009)	(12)
99.11	Nominating and Corporate Governance Committee Charter, dated December 19, 2008	(11)
99.12	Audit Committee Charter, dated December 19, 2008	(11)
99.13	Compensation Committee Charter, dated 1 May 2015	(36)
99.17	Form of 2006 Executive Change in Control Agreement	(6)
99.17.1	Form of (first) Amendment to 2006 Executive Change in Control Agreement	(15)
99.17.2	Form of (second) Amendment to 2006 Executive Change in Control Agreement	(22)
99.17.3	Form of 2011 Executive Change in Control Agreement	(22)
99.18	Amended Deferred Compensation Plan	(8)
99.20	Stock Appreciation Right Agreement (November 2007)	(9)
99.20.1	Form of Notice of Stock Appreciation Right Grant (November 2007)	(9)
99.21	Restricted Stock Award Agreement (November 2007)	(9)
99.21.1	Form of Restricted Stock Award Grant Notice (November 2007)	(9)
99.22	2012 Executive Master Bonus Plan	(24)
99.23	Broad-Based Management Bonus Plan	(25)
99.24	Form of Common Stock Certificate	(10)
99.25	Form of Performance Unit Award Agreement (October 2008)	(11)
99.26	Form of Director Restricted Stock Unit Award Agreement (January 2009)	(11)
99.29	2010 Incentive Compensation Plan	(14)
99.29.1	Amendment No. 1 to 2010 Incentive Compensation Plan	(24)
99.30	Form of Performance Unit Award Agreement (April 2010)	(14)
99.31	Form of Notice of Cash-Settled Stock Appreciation Right Grant (November 2010)	(15)
99.34	Directors' Deferred Compensation Plan	(25)
99.35	Form of Performance Unit Award Agreement (November 2013)	(31)
101.INS	XBRL Instance Document	*

Exhibit No.	Description	Location
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

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

(21)
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

(32)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2014.

(33)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated June 23, 2014, filed June 25, 2014.

(34)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 2, 2015, filed March 6, 2015.

(35)
Incorporated by reference to the indicated exhibit filed with Headwaters' Current Report on Form 8-K, for the event dated March 24, 2015, filed March 24, 2015.

(36)
Incorporated by reference to the indicated exhibit filed with Headwaters' Quarterly Report on Form 10-Q, for the quarter ended March 31, 2015.

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
Date: November 17, 2015

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON Kirk A. Benson	Director and Chief Executive Officer (Principal Executive Officer)	November 17, 2015
/s/ DONALD P. NEWMAN Donald P. Newman	Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2015
/s/ JAMES A. HERICKHOFF James A. Herickhoff	Director	November 17, 2015

SIGNATURE	TITLE	DATE

/s/ R SAM CHRISTENSEN R Sam Christensen	Director	November 17, 2015
/s/ MALYN K. MALQUIST Malyn K. Malquist	Director	November 17, 2015
/s/ BLAKE O. FISHER, JR. Blake O. Fisher, Jr.	Director	November 17, 2015
/s/ SYLVIA SUMMERS Sylvia Summers	Director	November 17, 2015
/s/ THOMAS N. CHIEFFE Thomas N. Chieffe	Director	November 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Headwaters Incorporated
South Jordan, Utah

        We have audited the accompanying consolidated balance sheets of Headwaters Incorporated as of September 30, 2014 and 2015 and the related consolidated statements of income, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Headwaters Incorporated at September 30, 2014 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Headwaters Incorporated's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Costa Mesa, California
November 17, 2015

HEADWATERS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of September 30,
(in thousands, except par value)	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$152,542	$142,597
Trade receivables, net	119,330	134,384
Inventories	50,633	55,074
Current and deferred income taxes	11,076	23,762
Other	10,536	11,827

Total current assets	344,117	367,644

Property, plant and equipment, net	181,298	185,718

Other assets:
Goodwill	175,586	178,199
Intangible assets, net	159,863	143,718
Deferred income taxes	0	69,419
Other	35,442	34,321

Total other assets	370,891	425,657

Total assets	$896,306	$979,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,026	$25,306
Accrued personnel costs	48,902	52,544
Accrued interest	18,273	2,295
Current income taxes	368	0
Other accrued liabilities	41,757	49,486
Current portion of long-term debt	0	4,250

Total current liabilities	136,326	133,881

Long-term liabilities:
Long-term debt, net	592,458	558,080
Income taxes	23,242	6,590
Other	28,586	30,186

Total long-term liabilities	644,286	594,856

Total liabilities	780,612	728,737

Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiary	13,252	12,431
Stockholders' equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,510 shares at September 30, 2014 (including 61 shares held in treasury) and 73,896 shares at September 30, 2015 (including 83 shares held in treasury)	74	74
Capital in excess of par value	723,648	728,667
Retained earnings (accumulated deficit)	(620,688)	(489,889)
Treasury stock	(592)	(1,001)

Total stockholders' equity	102,442	237,851

Total liabilities and stockholders' equity	$896,306	$979,019

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30,
(in thousands, except per-share amounts)	2013	2014	2015
Revenue:
Building products	$394,324	$472,434	$523,643
Construction materials	293,000	309,337	352,263
Energy technology	15,252	9,676	19,427

Total revenue	702,576	791,447	895,333
Cost of revenue:
Building products	283,128	336,283	367,163
Construction materials	219,996	224,888	249,077
Energy technology	6,970	4,583	9,202

Total cost of revenue	510,094	565,754	625,442

Gross profit	192,482	225,693	269,891
Operating expenses:
Selling, general and administrative	117,841	137,650	149,623
Amortization	20,230	21,319	18,161

Total operating expenses	138,071	158,969	167,784

Operating income	54,411	66,724	102,107
Other income (expense):
Net interest expense	(42,566)	(46,329)	(64,219)
Other, net	364	(348)	(218)

Total other income (expense), net	(42,202)	(46,677)	(64,437)

Income from continuing operations before income taxes	12,209	20,047	37,670
Income tax benefit (provision)	(3,924)	(3,574)	94,458

Income from continuing operations	8,285	16,473	132,128
Loss from discontinued operations, net of income taxes	(1,148)	(415)	(460)

Net income	7,137	16,058	131,668
Net income attributable to non-controlling interest	0	(774)	(869)

Net income attributable to Headwaters Incorporated	$7,137	$15,284	$130,799

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.12	$0.21	$1.79
From discontinued operations	(0.02)	(0.01)	(0.01)

	$0.10	$0.20	$1.78

Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.12	$0.21	$1.74
From discontinued operations	(0.02)	(0.01)	(0.01)

	$0.10	$0.20	$1.73

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

						Total stockholders' equity (net capital deficiency)
	Common stock			Retained earnings (accumulated deficit)
			Capital in excess of par value		Treasury stock
(in thousands)	Shares	Amount
Balances as of September 30, 2012	61,146	$61	$640,047	$(643,109)	$(128)	$(3,129)
Issuance of common stock, net of offering costs of $5,418	11,500	12	77,945			77,957
Issuance of common stock pursuant to employee stock purchase plan	101	0	742			742
Exercise of stock appreciation rights and restricted stock units	250	0				0
Issuance of restricted stock, net of cancellations	152	0				0
Stock-based compensation			1,703			1,703
Net 41 share increase in treasury stock held for deferred compensation plan obligations, at cost			391		(391)	0
Net income for the year ended September 30, 2013				7,137		7,137

Balances as of September 30, 2013	73,149	73	720,828	(635,972)	(519)	84,410

Issuance of common stock pursuant to employee stock purchase plan	78	1	758			759
Issuance of restricted stock, net of cancellations	150	0				0
Exercise of stock appreciation rights and restricted stock units	133	0				0
Stock-based compensation			2,165			2,165
Net 4 share decrease in treasury stock held for deferred compensation plan obligations, at cost			73		(73)	0
Adjustment of estimated redemption value of non-controlling interest in consolidated subsidiary			(176)			(176)
Net income attributable to Headwaters Incorporated for the year ended September 30, 2014				15,284		15,284

Balances as of September 30, 2014	73,510	74	723,648	(620,688)	(592)	102,442

Issuance of common stock pursuant to employee stock purchase plan	58	0	804			804
Issuance of restricted stock, net of cancellations	112	0				0
Exercise of stock appreciation rights	216	0				0
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock			980			980
Stock-based compensation			2,826			2,826
Net 22 share increase in treasury stock held for deferred compensation plan obligations, at cost			409		(409)	0
Net income attributable to Headwaters Incorporated for the year ended September 30, 2015				130,799		130,799

Balances as of September 30, 2015	73,896	$74	$728,667	$(489,889)	$(1,001)	$237,851

See accompanying notes.

HEADWATERS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
(in thousands)	2013	2014	2015
Cash flows from operating activities:
Net income	$7,137	$16,058	$131,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,317	55,134	53,973
Interest expense related to amortization of debt issue costs and debt discount	5,841	2,175	6,180
Stock-based compensation	1,703	2,165	2,826
Deferred income taxes	698	1,666	(96,742)
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	0	(1,543)
Net loss (gain) on disposition of property, plant and equipment	(649)	95	49
Loss (gain) on sale of discontinued operations, net of income taxes	55	(2,727)	229
Asset impairments	0	1,815	0
Net loss of unconsolidated joint ventures	0	529	262
Decrease (increase) in trade receivables	(5,035)	517	(14,194)
Decrease (increase) in inventories	2,221	(2,347)	(1,007)
Decrease in accounts payable and accrued liabilities	(4,218)	(13,225)	(11,557)
Other changes in operating assets and liabilities, net	(1,507)	(1,478)	(6,756)

Net cash provided by operating activities	58,563	60,377	63,388

Cash flows from investing activities:
Business acquisitions	(43,250)	(95,604)	(5,650)
Investments in unconsolidated joint ventures	0	(1,875)	(125)
Purchase of property, plant and equipment	(29,119)	(35,799)	(36,859)
Proceeds from disposition of property, plant and equipment	791	905	915
Proceeds from sale of discontinued operations	4,813	4,666	0
Net decrease (increase) in long-term receivables and deposits	(1,171)	7,445	3,450
Net change in other assets	(437)	(1,556)	(597)

Net cash used in investing activities	(68,373)	(121,818)	(38,866)

Cash flows from financing activities:
Net proceeds from issuance of common stock	77,957	0	0
Net proceeds from issuance of long-term debt	0	146,650	414,675
Payments on long-term debt	(47,355)	(7,792)	(449,799)
Dividends paid to non-controlling interest in consolidated subsidiary	0	(950)	(1,690)
Employee stock purchases	742	759	804
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	0	1,543

Net cash provided by (used in) financing activities	31,344	138,667	(34,467)

Net increase (decrease) in cash and cash equivalents	21,534	77,226	(9,945)
Cash and cash equivalents, beginning of year	53,782	75,316	152,542

Cash and cash equivalents, end of year	$75,316	$152,542	$142,597

Supplemental non-cash investing and financing activities:
Increase in accrued liabilities for acquisition-related commitments	$0	$2,614	$0
Purchase of assets in exchange for future obligations	$0	$2,875	$4,203
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,290	$42,572	$58,681
Cash paid for income taxes	2,537	1,729	3,295

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. Description of Business and Organization

        Headwaters Incorporated (Headwaters) is a building materials company incorporated in Delaware, providing products and services in two core business segments.

        The building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and concrete block. Revenues from Headwaters' building products businesses are diversified geographically and also by end use, including new housing construction and residential repair and remodeling, as well as commercial construction.

        The construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily sold directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. Headwaters' construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

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

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. In accordance with the requirements of Accounting Standards Codification (ASC) Topic 810 Consolidation, Headwaters is required to consolidate any variable interest entities for which it is the primary beneficiary. For investments in entities in which Headwaters has a significant influence over operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), Headwaters applies the equity method of accounting. In instances where Headwaters' investment is less than 20% and significant influence does not exist, investments are carried at cost. As of September 30, 2015, there are no material variable interest entities or equity-method investments. All significant intercompany transactions and accounts are eliminated in consolidation.

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and ii) the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

        Segment Reporting, Major Customers and Other Concentrations of Risk—Headwaters currently operates three business segments: building products, construction materials and energy technology. Additional information about these segments is presented in Note 3. No customer accounted for over 10% of total revenue in any year presented and less than 10% of Headwaters' revenue was from sales outside the United States. Approximately 12%, 10% and 9% of Headwaters' total revenue and cost of revenue was for services in 2013, 2014 and 2015, respectively. Substantially all service-related revenue for all periods was in the construction materials segment. Headwaters normally purchases a majority of the polypropylene and poly vinyl chloride (PVC) used in its resin-based building products from a limited number of suppliers; however, both materials could be obtained from other suppliers if necessary and management currently believes any required change in suppliers would not be materially disruptive.

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

        CCP service revenues are primarily earned under long-term contracts to dispose of residual materials created by coal-fired electric power generation. Generally, revenues under long-term site service contracts are recognized concurrently with the removal of material and are based on the volume of material removed at established prices per ton. Certain service revenue under these contracts is recognized on a time and materials basis in the period in which the services are performed. In compliance with contractual obligations, the cost of CCPs purchased from certain utilities is based on a percentage of the "net revenues" from sale of the CCPs purchased. Costs also include landfill fees and transportation charges to deliver non-marketable CCPs to landfills.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost. For significant self-constructed assets, cost includes direct labor and interest. Expenditures for major improvements are capitalized; expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. Assets are depreciated using primarily the straight-line method over their estimated useful lives, limited to the lease terms for improvements to leased assets. The units-of-production method is used to depreciate certain building products segment assets. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in results of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

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

        Debt Issue Costs and Debt Repayment Premiums—Debt issue costs represent direct costs incurred for the issuance of long-term debt and, except for costs related to the ABL Revolver (see Note 8), are reflected as a reduction of the carrying value of the respective long-term debt to which they relate. Debt issue costs related to the ABL Revolver are classified in other assets because the ABL Revolver has not been drawn since inception. Debt issue costs are amortized to interest expense over the terms of the respective debt using the effective interest method. When debt is repaid early, the portion of unamortized debt issue costs related to the early principal repayment is written off and included in interest expense. Any premiums associated with the repayment of debt are also charged to interest expense.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

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

        In connection with the issuance of certain convertible senior subordinated notes, Headwaters entered into convertible note hedge and warrant transactions for the purpose of effectively increasing the common stock conversion price. This convertible note hedge terminated when the notes were repaid in full in 2014. Since that time, and as of September 30, 2015, Headwaters has had no material hedge agreements or other derivatives in place.

        Asset Retirement Obligations—From time to time Headwaters incurs asset retirement obligations associated with the restoration of certain CCP disposal sites. Headwaters records its legal obligations associated with the retirement of long-lived assets in accordance with the requirements of ASC Topic 410 Asset Retirements and Environmental Obligations. The fair value of a liability for an asset retirement obligation is recognized in the consolidated financial statements when the asset is placed in service. At such time, the fair value of the liability is estimated using discounted cash flows. In subsequent periods, the retirement obligation is accreted to its estimated future value as of the asset retirement date through charges to operating expenses. An asset equal in value to the retirement obligation is also recorded as a component of the carrying amount of the long-lived asset and is depreciated over the asset's useful life. As of September 30, 2014 and 2015, CCP asset retirement obligations totaled $0. However, as described in Note 5, one of Headwaters' subsidiaries is performing permit reclamation responsibilities at a former coal cleaning facility site. As of September 30, 2014 and 2015, approximately $8.0 million and $7.4 million, respectively, was accrued for this reclamation liability.

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

        Advertising Costs—Advertising costs are expensed as incurred, except for the cost of certain materials which are capitalized and amortized to expense as the materials are distributed. Total

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

advertising costs were approximately $6.2 million, $8.0 million and $7.1 million in 2013, 2014 and 2015, respectively.

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

        The B-S-M model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. Option valuation models require the input of certain subjective assumptions, including expected stock price volatility and expected term. For stock-based awards, Headwaters primarily uses the "graded vesting" or accelerated method to allocate compensation expense over the requisite service periods. Estimated forfeiture rates are based largely on historical data and ranged from 1% to 2% during the periods presented. As of September 30, 2015, the estimated forfeiture rate for most unvested awards was 1% per year.

        Earnings per Share Calculation—Earnings per share (EPS) has been computed based on the weighted-average number of common shares outstanding. Diluted EPS computations reflect the increase in weighted-average common shares outstanding that would result from the assumed exercise of outstanding stock-based awards calculated using the treasury stock method, and the assumed

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

2. Summary of Significant Accounting Policies (Continued)

conversion of convertible securities using the if-converted method, when such stock-based awards or convertible securities are dilutive.

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

        Recent Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (ASC Topic 835-30). This new rule was issued to simplify the presentation of debt issue costs to require that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issue costs were not affected by the amendments in the ASU. Early adoption of ASU 2015-03 is permitted for financial statements that have not been previously issued and Headwaters elected to adopt the ASU effective as of March 31, 2015, with retrospective application to the September 30, 2014 balance sheet.

        The effect of the adoption of ASU 2015-03 was to reclassify debt issue costs of approximately $7.1 million as of September 30, 2014 as a deduction from the related debt liabilities. Accordingly, other assets and total assets in the 2014 balance sheet were reduced by that amount, and long-term debt and total liabilities were reduced by the same amount. There was no effect on net income.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09. The mandatory adoption date of ASC 606 for Headwaters is now October 1, 2018. There are two methods of adoption allowed, either a "full" retrospective adoption or a "modified" retrospective adoption. Headwaters is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

        Reclassifications—Certain prior period amounts, including the changes described above for the accounting for debt issue costs, have been reclassified to conform to the current period's presentation. The reclassifications had no effect on net income, but the reclassification of debt issue costs did affect total assets and total liabilities.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

3. Segment Reporting

        Headwaters currently operates three business segments: building products, construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the construction materials segment consist primarily of CCP sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. As described in Note 5, Headwaters sold all of its coal cleaning facilities in 2012 and 2013 and the results of operations have been reflected as discontinued operations in the accompanying statements of income for all periods. Intersegment sales are immaterial.

        The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as Adjusted EBITDA, a non-GAAP financial measure. Headwaters defines Adjusted EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, cash-based compensation tied to stock price, goodwill and other impairments, and other non-routine adjustments that arise from time to time.

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

	2013
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals
Segment revenue	$394,324	$293,000	$15,252	$0	$702,576

Depreciation and amortization	$(37,065)	$(12,809)	$(2,153)	$(290)	$(52,317)

Operating income (loss)	$34,194	$43,519	$(1,939)	$(21,363)	$54,411

Net interest expense					(42,566)
Other income (expense), net					364
Income tax provision					(3,924)

Income from continuing operations					8,285
Loss from discontinued operations, net of income taxes					(1,148)

Net income					$7,137

Capital expenditures	$21,455	$4,851	$634	$2,179	$29,119

Segment assets	$306,686	$358,684	$34,509	$18,648	$718,527

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

3. Segment Reporting (Continued)

	2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals
Segment revenue	$472,434	$309,337	$9,676	$0	$791,447

Depreciation and amortization	$(39,425)	$(13,706)	$(1,731)	$(272)	$(55,134)

Operating income (loss)	$46,888	$51,503	$(6,829)	$(24,838)	$66,724

Net interest expense					(46,329)
Other income (expense), net					(348)
Income tax provision					(3,574)

Income from continuing operations					16,473
Loss from discontinued operations, net of income taxes					(415)

Net income					$16,058

Capital expenditures	$25,307	$5,721	$473	$4,298	$35,799

Segment assets	$411,968	$325,140	$22,674	$136,524	$896,306

	2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals
Segment revenue	$523,643	$352,263	$19,427	$0	$895,333

Depreciation and amortization	$(36,933)	$(15,155)	$(1,372)	$(513)	$(53,973)

Operating income (loss)	$64,418	$64,984	$731	$(28,026)	$102,107

Net interest expense					(64,219)
Other income (expense), net					(218)
Income tax benefit					94,458

Income from continuing operations					132,128
Loss from discontinued operations, net of income taxes					(460)

Net income					$131,668

Capital expenditures	$25,454	$5,855	$325	$5,225	$36,859

Segment assets	$412,867	$294,057	$45,671	$226,424	$979,019

4. Acquisitions

        Kleer Lumber—On December 31, 2012, a subsidiary of Headwaters acquired certain assets and assumed certain liabilities of Kleer Lumber, Inc., a privately-held Massachusetts-based company in the building products industry. Kleer Lumber's results of operations have been included with Headwaters' consolidated results beginning January 1, 2013.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

4. Acquisitions (Continued)

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

        Total consideration paid for Kleer Lumber was approximately $43.3 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for advisory, legal and other professional services, totaled approximately $0.9 million and were included in selling, general and administrative expense in the statement of income for 2013.

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

        Kleer Lumber's future growth attributable to new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is tax deductible over 15 years.

        Entegra—On December 12, 2013, Headwaters acquired 80% of the equity interests of Roof Tile Acquisition, LLC, a privately-held Florida-based company in the building products industry, which sells its products primarily under the Entegra brand. Entegra's results of operations have been included with Headwaters' consolidated results beginning December 13, 2013.

        Entegra is a leading manufacturer of concrete roof tiles and accessories which are sold primarily in Florida. The acquisition of Entegra provides additional product offerings to Headwaters' current roofing products portfolio. Headwaters believes the strategic location of Entegra's centralized manufacturing plant in Florida, the quality of its contractor/customer relationships, and the scope of its products and services provide a competitive advantage. Many of its customers are currently customers of Headwaters, and provide Headwaters the opportunity to expand existing sales and distribution within Florida, which is one of the fastest growing states in the U.S. in terms of population.

        Total consideration paid for Entegra was approximately $57.5 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.4 million and were included in selling, general and administrative expense in the statement of income for fiscal 2014.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

4. Acquisitions (Continued)

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

        Entegra's future growth attributable to new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

        Gerard—On May 16, 2014, Headwaters acquired certain assets and assumed certain liabilities of the roofing products business of Metals USA Building Products, L.P., which products are sold under the Gerard and Allmet brands. Gerard's results of operations are being reported within the building products segment and have been included with Headwaters' consolidated results beginning May 16, 2014.

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

        Total consideration paid for Gerard was approximately $27.6 million, all of which was cash. Direct acquisition costs, consisting primarily of fees for legal services, totaled approximately $0.3 million and were included in selling, general and administrative expense in the statement of income for fiscal 2014.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

4. Acquisitions (Continued)

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

        Gerard's future growth attributable to new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is tax deductible over 15 years.

        Other—During the March 2014 quarter, Headwaters acquired the assets of a company in the construction materials industry located in the Northeast U.S. for initial cash consideration of approximately $3.1 million. This acquisition increased Headwaters' supply of fly ash and bottom ash, improving its competitive position in that region. During the September 2014 quarter, Headwaters acquired the assets of another company in the construction materials industry located in the Southeast U.S. for cash consideration of approximately $7.4 million. This acquisition increased Headwaters' supply of CCPs produced by industrial boilers and has strengthened the ability to meet customers' needs along the Gulf Coast. During the September 2015 quarter, Headwaters acquired the assets of a company in the building products industry located in Texas for initial cash consideration of approximately $4.5 million. This acquisition strengthens Headwaters' ability to market its block products in the central Texas region.

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

        In November 2015, Headwaters acquired 100% of the equity interests in several related companies, together which comprise a business in the building products industry located in California known as Metro Roof Products. Consideration paid, net of cash acquired, was approximately $34.6 million, which amount is subject to adjustment for the final calculation of acquisition-date working capital. Direct acquisition costs were not material. Metro is a manufacturer of stone coated metal roofing materials in the U.S. and this acquisition is expected to expand Headwaters' presence in the roofing products sector.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

4. Acquisitions (Continued)

        Headwaters' goodwill from all acquisitions plus all indefinite-lived trade names are tested for impairment annually. In addition, all acquired goodwill and intangible assets are subject to review for impairment if indicators of potential impairment develop in the future.

        Combined Financial Information—The actual revenue included in Headwaters' statements of income for 2013, 2014 and 2015 from the acquisitions that occurred in each fiscal year was approximately $28.6 million, $47.6 million and $3.2 million, respectively, and the actual earnings (loss) (including non-controlling interest) included in Headwaters' statements of income for 2013, 2014 and 2015 was approximately $1.6 million, $5.2 million and $(1.2) million, respectively. The following unaudited information presents the pro forma consolidated revenue and net income for Headwaters for the years indicated as if the 2013 Kleer Lumber acquisition had been included in Headwaters' consolidated results of operations prior to October 1, 2012, the 2014 acquisitions had been included in Headwaters' consolidated results of operations beginning October 1, 2012, and the 2015 acquisitions had been included in Headwaters' consolidated results of operations beginning October 1, 2013.

Unaudited (in thousands)	2013	2014	2015
Revenue	$784,395	$835,864	$902,537
Net income	$12,387	$20,409	$132,084

        The above unaudited pro forma results have been calculated by combining the historical results of Headwaters and the acquired businesses as if all acquisitions had occurred as of October 1 of the fiscal year prior to the respective acquisition dates, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results include estimates for intangible asset amortization for the 2015 acquisitions which are subject to change when the final asset values have been determined.

        The pro forma results reflect elimination of the following 2013 expenses (since for purposes of the pro forma presentation they would be reflected in 2012 instead of in 2013): $0.9 million of direct acquisition costs, $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and $0.3 million of other costs. The pro forma results reflect the following 2014 expenses in 2013 instead of in 2014: $0.7 million of direct acquisition costs and $1.2 million of nonrecurring expense related to the fair value adjustments to acquisition-date inventories. There were no material 2015 expenses reflected in 2014 instead of in 2015. For all periods presented, historical depreciation and amortization expense of the acquired companies was adjusted to reflect the acquisition date fair value amounts of the related assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisitions to Headwaters' accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

4. Acquisitions (Continued)

stockholders' equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

        Because there is no fixed redemption date for the put right, Headwaters compares quarterly the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on the EBITDA formula described previously to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during 2014 and 2015:

(in thousands)
Estimated fair value as of acquisition date	$13,252
Net income attributable to non-controlling interest	774
Dividends paid to non-controlling interest	(950)
Adjustment of estimated redemption value	176

Balance as of September 30, 2014	13,252
Net income attributable to non-controlling interest	869
Dividends paid to non-controlling interest	(1,690)

Balance as of September 30, 2015	$12,431

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

(in thousands)	2013	2014	2015
Revenue	$4,386	$0	$0

Loss from operations of discontinued operations before income taxes	$(3,752)	$(3,175)	$(496)
Gain (loss) on disposal	(55)	2,727	(229)
Income tax benefit	2,659	33	265

Loss from discontinued operations, net of income taxes	$(1,148)	$(415)	$(460)

        In 2013, Headwaters recognized a tax benefit of approximately $2.7 million, due primarily to the reversal of unrecognized income tax benefits related to completion of the 2009 IRS audit. Headwaters sold all of its coal cleaning facilities in 2012 and 2013, and recognized estimated gains on the sales

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

5. Discontinued Operations (Continued)

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

        For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and have been accounted for in the periods when such amounts were received. During 2014, Headwaters received approximately $4.7 million in deferred purchase price payments, royalties and the collection of certain receivables which had been reserved.

        In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters' subsidiaries is performing permit reclamation responsibilities at one site. As of September 30, 2014 and 2015, approximately $8.0 million and $7.4 million, respectively, was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

        Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

6. Current Assets and Current Liabilities

        Receivables—Activity in the trade receivables allowance account was as follows for the three-year period ended September 30, 2015:

(in thousands)	Balance at beginning of year	Charged to expense	Accounts written off	Balance at end of year
2013	$2,423	$1,302	$(948)	$2,777
2014	2,777	2,022	(1,261)	3,538
2015	3,538	1,424	(1,152)	3,810

        In addition to the allowance for trade receivables, in 2013 Headwaters had additional activity of approximately $9.0 million in the allowance account for other receivables, all related to amounts owed to Headwaters by one of the buyers of some of the coal cleaning facilities described in Note 5. The $9.0 million represented a 100% reserve on a note receivable and other payments contractually agreed to by the buyer, given the level of uncertainty of collection from the buyer. In 2014, approximately $2.0 million of the $9.0 million receivable was collected, which amount was reflected as gain on disposal from discontinued operations.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

6. Current Assets and Current Liabilities (Continued)

        Inventories—Inventories consisted of the following at September 30:

(in thousands)	2014	2015
Raw materials	$12,017	$12,831
Finished goods	38,616	42,243

	$50,633	$55,074

        Warranty Liabilities—Activity in the warranty liability account was as follows for the three-year period ended September 30, 2015:

(in thousands)	Balance at beginning of year	Charged to expense	Changes in prior year estimates	Additions from acquisitions	Payments for claims	Balance at end of year
2013	$1,834	$1,629	$0	$40	$(1,362)	$2,141
2014	2,141	1,992	32	4,842	(1,788)	7,219
2015	7,219	2,020	(461)	0	(2,010)	6,768

        Other Accrued Liabilities—Other accrued liabilities consisted of the following at September 30:

(in thousands)	2014	2015
Products and services received but not yet invoiced	$19,870	$24,215
Other	21,887	25,271

	$41,757	$49,486

7. Long-Lived Assets

        Property, Plant and Equipment—Property, plant and equipment consisted of the following at September 30:

(in thousands of dollars)	Estimated useful lives	2014	2015
Land and improvements	15 - 40 years	$15,298	$15,904
Buildings and improvements	5 - 40 years	69,018	69,645
Equipment and vehicles	3 - 20 years	221,987	239,759
Dies and molds	3 - 20 years	83,299	85,880
Construction in progress	—	16,402	18,271

		406,004	429,459
Less accumulated depreciation		(224,706)	(243,741)

Net property, plant and equipment		$181,298	$185,718

        Depreciation expense was approximately $32.1 million, $33.8 million and $35.8 million in 2013, 2014 and 2015, respectively.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

7. Long-Lived Assets (Continued)

        Intangible Assets—Headwaters' identified intangible assets are being amortized over the estimated useful lives shown in the table below. The table also summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of September 30:

		2014		2015
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trade names	Indefinite	$15,300	$—	$15,300	$—
CCP contracts	15 - 20 years	112,300	64,192	112,300	69,875
Customer relationships	5 - 17 years	107,953	50,355	109,078	57,844
Trade names	5 - 20 years	67,220	33,394	66,960	36,554
Patents and patented technologies	5 - 19 years	14,526	11,686	14,526	12,574
Other	5 - 17 years	3,935	1,744	4,585	2,184

		$321,234	$161,371	$322,749	$179,031

        The above table includes provisional amounts for the intangible assets acquired in 2015 because the process of identifying and valuing those assets has not been completed. Total amortization expense related to intangible assets was approximately $20.2 million, $21.3 million and $18.2 million in 2013, 2014 and 2015, respectively. The primary reason for the decrease in amortization expense from 2014 to 2015 is that certain assets have been fully amortized. Total estimated annual amortization expense for 2016 through 2020 is shown in the following table:

Year ending September 30:	(in thousands)
2016	$17,974
2017	17,096
2018	17,046
2019	16,018
2020	11,771

        Goodwill—Changes in the carrying amount of goodwill, by segment, are as follows for the two-year period ended September 30, 2015:

(in thousands)	Building products	Construction materials	Total
Balances as of September 30, 2013	$21,199	$115,999	$137,198
Goodwill related to 2014 acquisitions	35,488	2,900	38,388

Balances as of September 30, 2014	56,687	118,899	175,586
Goodwill related to 2015 acquisitions	2,687	0	2,687
Adjustments to previously recorded amounts for 2014 acquisitions	390	(464)	(74)

Balances as of September 30, 2015	$59,764	$118,435	$178,199

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

7. Long-Lived Assets (Continued)

        Impairment Testing—In accordance with the requirements of ASC Topic 350 Intangibles—Goodwill and Other, Headwaters does not amortize goodwill or indefinite-lived intangible assets, all of which relate to acquisitions. However, Headwaters is required to periodically test these assets for impairment at least annually, or sooner if indicators of possible impairment arise. Headwaters performs its annual impairment testing during the fourth quarter of its fiscal year using a June 30 test date and a one- to three-step process. Headwaters' reporting units for purposes of impairment testing are the same as its operating segments.

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

        For all years presented, Headwaters performed a step 0 qualitative evaluation for both the construction materials and building products reporting units and concluded that it was more likely than not that the fair values exceeded the carrying amounts of goodwill and indefinite-lived assets. Accordingly, further step 1 and step 2 testing for impairment was not required to be performed.

8. Long-Term Debt

        The total undiscounted face amount of Headwaters' outstanding long-term debt was approximately $599.8 million as of September 30, 2014 and $573.9 million as of September 30, 2015. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	2014	2015
Senior secured term loan, due March 2022 (face amount $423,938)	$0	$414,490
7 1/4% Senior notes, due January 2019 (face amount $150,000)	147,192	147,840
7-5/8% Senior secured notes, repaid in March 2015 (face amount $400,000)	396,058	0
8.75% Convertible senior subordinated notes, repaid in February 2015 (face amount $49,791)	49,208	0

Carrying amount of long-term debt, net of discounts and debt issue costs	592,458	562,330
Less current portion	0	(4,250)

Long-term debt	$592,458	$558,080

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

8. Long-Term Debt (Continued)

        Senior Secured Term Loan—In March 2015, Headwaters entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. The loan will mature in March 2022, subject to certain exceptions described below. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity. In the event that in October 2018 Headwaters has more than $50.0 million outstanding of the 7 1/4% senior notes and has not received a binding commitment to refinance those notes, the maturity date of the Term Loan Facility will be October 2018.

        The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters' pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

        Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters' option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.5% for any eurocurrency loan and 2.5% for any alternate base rate loan. Interest is payable quarterly, and as of September 30, 2015, the interest rate on borrowings under the Term Loan Facility was 4.5%.

        Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters' annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt.

        The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters' ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters' building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of September 30, 2015.

        The net proceeds from the initial borrowing under the Term Loan Facility were approximately $414.7 million, after giving effect to original issue discount of approximately $2.1 million and transaction costs of approximately $8.2 million. As described below, the net proceeds from the original

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

8. Long-Term Debt (Continued)

borrowing under the Term Loan Facility were primarily used to pay the redemption price for all of the outstanding 7-5/8% senior secured notes.

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

        The 7 1/4% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all covenants as of September 30, 2015.

        ABL Revolver—Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of September 30, 2015. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters' building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

        As of September 30, 2015, Headwaters had secured letters of credit under the ABL Revolver of approximately $7.6 million for various purposes and had availability under the ABL Revolver of approximately $60.4 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7 1/4% senior notes, at which time any amounts borrowed must be repaid.

        Outstanding borrowings under the ABL Revolver accrue interest at Headwaters' option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters' average net excess availability under the ABL; or ii) the "Base Rate" plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

8. Long-Term Debt (Continued)

Revolver as of September 30, 2015, the interest rate on those borrowings would have been approximately 1.8%.

        The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of September 30, 2015.

        7-5/8% Senior Secured Notes—In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes. In March 2015, Headwaters irrevocably deposited with the trustee of the notes an amount sufficient to pay and discharge all obligations under the notes and the related indenture, which discharge the trustee acknowledged. This discharge resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in Headwaters' statement of income for 2015.

        Convertible Senior Subordinated Notes—In 2013, Headwaters repurchased and canceled approximately $47.4 million in aggregate principal amount of 2.50% convertible senior subordinated notes for cash consideration of approximately $47.7 million. The premiums and accelerated debt discount and debt issue costs aggregating approximately $2.4 million were charged to interest expense. The remaining 2.50% notes, aggregating approximately $7.7 million, matured and were fully repaid in February 2014.

        Pursuant to open market transactions in February 2015, Headwaters repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, aggregating approximately $49.0 million. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense.

        Headwaters' Chairman and CEO was a holder of $1.16 million of the 2.50% notes referred to above that were exchanged for 8.75% notes in 2012, which holding and exchange were approved by the Board of Directors and occurred under the same terms as for other debt holders. Due to immateriality, the remaining balance of these 8.75% convertible notes, repayable in 2016, has been included with other accrued liabilities in the consolidated balance sheet as of September 30, 2015.

        Interest Costs and Debt Maturities—During 2013, Headwaters incurred total interest costs of approximately $42.9 million, including approximately $5.8 million of non-cash interest expense. During 2014, Headwaters incurred total interest costs of approximately $46.9 million, including approximately $2.2 million of non-cash interest expense. During 2015, Headwaters incurred total interest costs of approximately $64.9 million, including approximately $6.2 million of non-cash interest expense. As described above, approximately $21.3 million of interest expense incurred in 2015 resulted from the early repayment of the 7-5/8% senior secured notes. Neither capitalized interest nor interest income was material for any period presented.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

8. Long-Term Debt (Continued)

        The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortizable debt discount and debt issue costs, was approximately 7.6% at September 30, 2014 and 5.2% at September 30, 2015. Except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, Headwaters has no debt maturities until January 2019.

        Future maturities of long-term debt as of September 30, 2015 are shown in the following table:

Year ending September 30,	(in thousands)
2016	$4,250
2017	4,250
2018	4,250
2019	154,250
2020	4,250
Thereafter	402,688

Total long-term debt	$573,938

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

        All of Headwaters' outstanding long-term debt as of September 30, 2014 was fixed-rate. Using fair values for the debt, the aggregate fair value of Headwaters' long-term debt as of September 30, 2014 would have been approximately $626.0 million, compared to a carrying value of $592.5 million. As of September 30, 2015, only the 7 1/4% senior notes have a fixed rate and the aggregate fair value of this debt as of September 30, 2015 would have been approximately $156.4 million, compared to a carrying value of $147.8 million.

        Fair value "Level 2" estimates for long-term debt were based primarily on price estimates from broker-dealers. The fair values for long-term debt differ from the carrying values primarily due to interest rates that differ from current market interest rates, and for the convertible senior subordinated notes that were outstanding at September 30, 2014, the difference between Headwaters' common stock price at that date and the conversion price.

10. Income Taxes

        Headwaters recorded income tax expense of approximately $3.9 million and $3.6 million in 2013 and 2014, respectively. For both years, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets, except to the extent of earnings. The reported 32% and 18% effective tax rates for 2013 and 2014 were due primarily to state income taxes in certain state jurisdictions. In 2013, Headwaters also recognized a tax benefit of approximately

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

10. Income Taxes (Continued)

$2.7 million in discontinued operations, due primarily to the reversal of unrecognized income tax benefits related to audit periods that closed.

        In 2015, Headwaters recorded an income tax benefit of approximately $94.5 million, primarily due to the release of approximately $109.3 million of the valuation allowance established in prior years. A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. Realization of deferred tax assets is dependent upon Headwaters' ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. Headwaters considered the following possible sources of taxable income when assessing the realization of its deferred tax assets:

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

        Headwaters considered both positive and negative evidence in determining the continued need for a valuation allowance, including the following:

  Positive evidence:

  •
  Current forecasts indicate that Headwaters will generate pre-tax income and taxable income in the future.

  •
  Headwaters had a three-year cumulative income as of September 30, 2015.

  •
  A majority of Headwaters' tax attributes have significant carryover periods of 20 years or more.

  Negative evidence:

  •
  Headwaters operates in cyclical industries that are difficult to forecast.

        Headwaters placed more weight on objectively verifiable evidence than on other types of evidence and management believes that available positive evidence outweighed the available negative evidence. Management therefore determined that Headwaters met the "more likely than not" threshold that NOLs, tax credits and other deferred tax assets will be realized. Accordingly, a full valuation allowance was no longer deemed to be required as of September 30, 2015. A valuation allowance of approximately $10.1 million was maintained against capital loss carryforwards, certain state NOL carryforwards, and certain tax credit carryforwards as of September 30, 2015.

        All of the factors Headwaters considered in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involved significant judgment. For example, there are many different interpretations of "cumulative income or losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because Headwaters' financial results are significantly dependent upon industry trends, including new housing construction, repair and remodeling, and infrastructure construction. Most of the end use categories in which Headwaters sells its products and services are currently in varying states of

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

10. Income Taxes (Continued)

recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long.

        As of September 30, 2015, Headwaters' U.S. and state NOL and capital loss carryforwards totaled approximately $67.5 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of September 30, 2015, which expire from 2028 to 2033.

        The income tax provision consisted of the following for the years ended September 30:

(in thousands)	2013	2014	2015
Current tax benefit (provision):
Federal	$(1,292)	$65	$8
State	(1,934)	(1,973)	(2,027)

Total current tax provision	(3,226)	(1,908)	(2,019)
Deferred tax benefit (provision):
Federal	(5,473)	(10,956)	(14,100)
State	820	1,296	1,300
Change in valuation allowance	3,955	7,994	109,277

Total deferred tax benefit (provision)	(698)	(1,666)	96,477

Total income tax benefit (provision)	$(3,924)	$(3,574)	$94,458

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate due to the following:

(in thousands)	2013	2014	2015
Tax provision at U.S. statutory rate	$(4,273)	$(7,016)	$(13,185)
State income taxes, net of federal tax effect	(1,934)	(1,973)	(931)
Valuation allowance	3,955	7,994	109,277
Non-deductible executive compensation	0	(1,242)	(105)
Unrecognized tax benefits	(1,245)	101	706
Other	(427)	(1,438)	(1,304)

Income tax benefit (provision)	$(3,924)	$(3,574)	$94,458

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

10. Income Taxes (Continued)

        The components of Headwaters' deferred income tax assets and liabilities were as follows as of September 30:

(in thousands)	2014	2015
Deferred tax assets:
NOL and capital loss carryforwards	$70,320	$67,505
Tax credit carryforwards	24,784	24,954
Estimated liabilities	15,925	19,240
Stock-based compensation	6,958	5,903
Debt repurchase premium	12,711	5,154
Reserves and allowances	4,860	2,469
Deferred revenue	5,898	170
Other	1,644	3,006
Valuation allowances	(119,424)	(10,146)

Total deferred tax assets	23,676	118,255
Deferred tax liabilities:
Property, plant and equipment basis differences	(20,483)	(15,797)
Goodwill and intangible asset basis differences	(8,062)	(9,606)

Total deferred tax liabilities	(28,545)	(25,403)

Net deferred tax asset (liability)	$(4,869)	$92,852

        A reconciliation of the change in the amount of gross unrecognized income tax benefits, not including interest and penalties, is as follows:

(in thousands)	2013	2014	2015
Gross unrecognized income tax benefits at beginning of year	$4,872	$4,552	$4,497
Changes based on tax positions related to the current year	0	0	25
Increases for tax positions related to prior years	1,214	0	1,055
Reductions for tax positions related to prior years	(1,439)	0	0
Settlements	(16)	0	0
Lapse of statute of limitations	(79)	(55)	(575)

Gross unrecognized income tax benefits at end of year	$4,552	$4,497	$5,002

        During 2013, Headwaters accrued approximately $0.3 million of liabilities for interest and penalties. During 2014, Headwaters accrued approximately $0.1 million of liabilities for interest and penalties. During 2015, Headwaters released approximately $0.2 million of liabilities for interest and penalties and as of September 30, 2015, approximately $2.5 million was accrued for the payment of interest and penalties. Changes to the estimated liability during 2013 were primarily the result of additional state income tax reserves and the reversal in discontinued operations of unrecognized income tax benefits related to completion of the 2009 IRS audit. Changes to the estimated liability

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

10. Income Taxes (Continued)

during 2014 were primarily the result of the expiration of statute of limitation time periods. Changes to the estimated liability during 2015 were primarily the result of the expiration of statute of limitation time periods. As of September 30, 2015, approximately $3.9 million of unrecognized income tax benefits would affect the 2015 effective tax rate if released into income.

        The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2012 through 2014. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that approximately $5.0 million of Headwaters' unrecognized income tax benefits will be released within the next 12 months. Most of this amount relates to state taxes and is currently expected to be released in the December 2015 quarter due to the expiration of statute of limitation time periods.

11. Equity Securities and Stock-Based Compensation

        Authorized Stock—In addition to the 200.0 million shares of authorized common stock, Headwaters also has 10.0 million shares of authorized preferred stock. No preferred stock was issued or outstanding as of September 30, 2015 or at any time during the periods presented.

        Issuance of Common Stock—In 2013, Headwaters issued 11.5 million shares of common stock for gross cash proceeds of approximately $83.4 million. Offering costs totaled approximately $5.4 million, resulting in net proceeds of approximately $78.0 million.

        Shelf Registration—In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

        Treasury Shares Held for Deferred Compensation Obligation—In accordance with the terms of the Directors' Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director's request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of September 30, 2015, the treasury stock and related deferred compensation obligation had fair values of approximately $1.6 million, which was $0.6 million higher than the carrying values at cost.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

11. Equity Securities and Stock-Based Compensation (Continued)

        Grants and Cancellations of Stock Incentive Awards—The Compensation Committee of Headwaters' Board of Directors (the Committee) approved grants of approximately 0.5 million, 0.5 million and 0.3 million stock-based awards during 2013, 2014 and 2015, respectively. The awards consisted of stock-settled SARs and restricted stock granted to officers and employees. Subsequent to September 30, 2015, the Committee approved grants of approximately 0.3 million stock-based awards to officers and employees.

        All stock-based awards for the years 2013 through 2015 and subsequent thereto were granted under the stockholder-approved 2010 Incentive Compensation Plan, and all of the SARs vest over an approximate three-year period, have an exercise price equal to the fair market value of Headwaters' common stock on the dates of grant and a contractual term of 10 years. Vesting of the SARs and restricted stock granted prior to September 30, 2015 was subject to 60-day average stock price hurdles that precluded vesting unless the stock price exceeded by predetermined amounts the stock prices on the dates of grant, which thresholds must be reached prior to the final vest dates. The stock price thresholds for all of those SAR and restricted stock grants have been met. When exercised by grantees, stock-settled SARs are settled in Headwaters' common stock. Headwaters has also granted cash-settled SARs as described in Note 13.

        Stock-Based Compensation—Stock-based compensation expense was approximately $1.7 million in 2013, $2.2 million in 2014 and $2.8 million in 2015. The total income tax benefit recognized for stock-based compensation in the consolidated statements of income was $0 for 2013 and 2014 and $1.0 million for 2015.

        Valuation Assumptions—The fair values of stock-settled SARs have been estimated using the B-S-M model. The following table summarizes the assumptions used in determining the fair values of these awards for the years indicated.

	2013	2014	2015
Expected stock volatility	65%	60%	60%
Risk-free interest rates	0.8% - 1.2%	1.4% - 2.0%	1.0% - 1.7%
Expected lives (beyond vest dates)	4 years	4 years	4 years
Dividend yield	0%	0%	0%

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

11. Equity Securities and Stock-Based Compensation (Continued)

        Equity Compensation Plans—Headwaters has five equity compensation plans under which outstanding awards have been granted, four of which have been approved by stockholders. In connection with stockholder approval of the newest plan, the 2010 Incentive Compensation Plan (2010 ICP), Headwaters agreed to not issue any additional stock-based awards under any of its other existing incentive compensation plans. Following the grants of equity-based awards made subsequent to September 30, 2015, approximately 3.3 million shares were available for future grants under the 2010 ICP.

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

        Stockholder Approval of Equity Compensation Plans—The following table presents information related to stockholder approval of equity compensation plans as of September 30, 2015:

(in thousands of shares)
Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	3,602	$7.28	3,625
Plan not approved by stockholders	225	14.97	0

Total	3,827	$7.73	3,625

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

11. Equity Securities and Stock-Based Compensation (Continued)

        Stock Options—The following table summarizes the activity for all of Headwaters' stock options:

(in thousands, except per-share amounts)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2012	1,262	$22.95
Forfeited or expired	(644)	18.66

Outstanding at September 30, 2013	618	$27.42	1.2	$0

Forfeited or expired	(437)	26.28

Outstanding at September 30, 2014	181	$30.17	1.0	$0

Forfeited or expired	(85)	32.62

Outstanding at September 30, 2015	96	$27.99	0.8	$126

Exercisable at September 30, 2013	618	$27.42	1.2	$0

Exercisable at September 30, 2014	181	$30.17	1.0	$0

Exercisable at September 30, 2015	96	$27.99	0.8	$126

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

11. Equity Securities and Stock-Based Compensation (Continued)

        SARs—The following table summarizes the activity for all of Headwaters' stock-settled SARs:

(in thousands, except per-share amounts)	Shares	Weighted- average threshold price	Weighted- average remaining contractual term in years	Aggregate intrinsic value
Outstanding at September 30, 2012	3,894	$7.41
Granted	307	$6.79
Exercised	(322)	4.51
Forfeited or expired	(240)	12.93

Outstanding at September 30, 2013	3,639	$7.25	6.4	$13,157

Granted	314	$9.19
Exercised	(146)	5.18
Forfeited or expired	(77)	16.15

Outstanding at September 30, 2014	3,730	$7.31	5.7	$22,893

Granted	234	$13.03
Exercised	(344)	6.92
Forfeited or expired	(42)	24.83

Outstanding at September 30, 2015	3,578	$7.52	5.1	$41,685

Exercisable at September 30, 2013	3,027	$8.01	6.0	$9,801

Exercisable at September 30, 2014	3,418	$7.21	5.5	$21,604

Exercisable at September 30, 2015	3,320	$7.21	4.8	$39,793

        The weighted-average grant-date fair value of SARs granted was $3.38, $4.40 and $6.41 in 2013, 2014 and 2015, respectively. The total intrinsic value of SARs exercised was approximately $1.8 million, $1.1 million and $3.9 million in 2013, 2014 and 2015, respectively.

        Other Stock-Based Awards and Unrecognized Compensation Cost—In addition to the SARs granted as reflected in the table above, during 2013 through 2015 Headwaters also issued approximately 0.4 million shares of restricted common stock to officers and employees, all of which vests over an approximate three-year period. The restricted stock was issued at no cost to the recipients and compensation expense equal to the trading price of the stock on the dates of grant is therefore

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

11. Equity Securities and Stock-Based Compensation (Continued)

recognized over the respective vesting periods, which also represent the requisite service periods. The following table summarizes the activity for Headwaters' nonvested restricted stock during 2015:

(in thousands of shares)	Shares	Weighted- average grant date fair value
Outstanding at beginning of year	151	$8.38
Granted	116	13.03
Vested	(138)	9.38
Forfeited	(3)	9.85

Outstanding at end of year	126	$11.51

        Headwaters also recognizes compensation expense in connection with its Employee Stock Purchase Plan (ESPP). Compensation expense related to restricted stock and the ESPP was approximately $0.7 million, $0.9 million and $1.4 million in 2013, 2014 and 2015, respectively.

        As of September 30, 2015, there was approximately $2.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized over a weighted-average period of approximately 1.7 years. Due to the grant of stock-based awards subsequent to September 30, 2015 described above, the amount of total compensation cost related to nonvested awards has increased, and the weighted-average period over which compensation cost will be recognized has changed.

12. Earnings Per Share

        The following table sets forth the computations of basic and diluted EPS for the years indicated, reflecting the amounts attributable to Headwaters and excluding the amounts attributable to the non-controlling interest in Entegra. In accordance with ASC 260, income from continuing operations for each period is used as the control number in determining whether potentially dilutive common

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

12. Earnings Per Share (Continued)

shares should be included in the diluted earnings per share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

(in thousands, except per-share amounts)	2013	2014	2015
Numerator:
Income from continuing operations	$8,285	$16,473	$132,128
Income from continuing operations attributable to non-controlling interest	0	(774)	(869)
Adjustment of estimated redemption value of non-controlling interest	0	(176)	0

Numerator for basic and diluted earnings per share from continuing operations—income from continuing operations attributable to Headwaters Incorporated	8,285	15,523	131,259
Numerator for basic and diluted earnings per share from discontinued operations—loss from discontinued operations, net of income taxes	(1,148)	(415)	(460)

Numerator for basic and diluted earnings per share—net income attributable to Headwaters Incorporated	$7,137	$15,108	$130,799

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	70,128	73,160	73,570
Effect of dilutive securities—shares issuable upon exercise of options and SARs and vesting of restricted stock	1,124	1,291	2,032

Denominator for diluted earnings per share—weighted-average shares outstanding after assumed exercises and vesting	71,252	74,451	75,602

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.12	$0.21	$1.79
From discontinued operations	(0.02)	(0.01)	(0.01)

	$0.10	$0.20	$1.78

Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.12	$0.21	$1.74
From discontinued operations	(0.02)	(0.01)	(0.01)

	$0.10	$0.20	$1.73

Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	2,479	2,279	1,258
Stock options	906	446	89
Restricted stock	105	126	66

13. Commitments and Contingencies

        Commitments and contingencies as of September 30, 2015 not disclosed elsewhere, are as follows.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

        Leases—Headwaters has noncancellable operating leases for certain facilities and equipment. These leases, most of which are in the construction materials segment, currently are set to expire in various years through 2032, but many have renewal options under which the lease term can be extended. Rental expense was approximately $34.9 million, $33.4 million and $34.4 million in 2013, 2014 and 2015, respectively. As of September 30, 2015, minimum rental payments due under these leases are as follows:

Year ending September 30:	(in thousands)
2016	$29,067
2017	22,879
2018	16,756
2019	12,148
2020	7,644
Thereafter	16,443

$104,937

        Purchase Commitments—Certain CCP contracts with suppliers require Headwaters to make minimum purchases of CCP materials. Actual purchases under contracts with minimum requirements were approximately $14.9 million, $20.3 million and $32.7 million in 2013, 2014 and 2015, respectively. As of September 30, 2015, minimum future purchase requirements are as follows:

Year ending September 30:	(in thousands)
2016	$18,123
2017	16,499
2018	13,930
2019	13,539
2020	13,811
Thereafter	62,096

$137,998

        Subsequent to September 30, 2015, certain contract extensions were executed that increased the minimum future purchase requirements shown in the above table by a total of approximately $43.0 million.

        Compensation Arrangements—Employment Agreements. Headwaters has entered into employment agreements with its Chief Executive Officer (CEO), Chief Financial Officer (CFO) and three other employees. The agreements have original terms of approximately three years and the CEO and CFO agreements are renewable for one-year terms. The CEO's agreement calls for supplemental retirement contributions equal to 72.5% of his salary during the term of the agreement. The aggregate commitment for salaries and other obligations for all future periods as of September 30, 2015, assuming no renewals, is approximately $3.3 million. The agreements also provide for certain termination benefits. If the officers' and employees' employment would have terminated on September 30, 2015 (but not by reason of a change in control, which is described hereafter), the aggregate termination

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

benefits as of that date would have been approximately $10.3 million, of which approximately $4.0 million has been expensed and accrued.

        Executive Change in Control Agreements.    The Compensation Committee (Committee) has approved "Executive Change in Control Agreements" with certain officers and employees. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards. In addition, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated multiple of the sum of the person's current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2015, the cash severance payments due to the officers and employees (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of unvested stock-based awards on that date above related exercise prices would have aggregated approximately $25.6 million (of which approximately $10.8 million has been expensed and accrued).

        Cash Performance Unit Awards.    In 2013, the Committee approved grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of cash flow generated during 2013. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual cash flow generated during the 2013 performance year, using a threshold/target/maximum adjustment structure. The awards provided for 50% vesting as of September 30, 2014 and 50% vesting as of September 30, 2015, provided the participant was still employed by Headwaters on those vest dates. The terms of the awards also provided for adjustment for changes in Headwaters' average stock price for the 60 days prior to and including September 30, 2013 as compared to Headwaters' average stock price for the 60 days prior to and including September 30, 2012. Approximately $4.7 million of expense was recorded for the 2013 awards, all of which was recognized in 2013.

        In 2014 and 2015, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during those fiscal years, with terms similar to the 2013 awards described above, with an added feature that provides for potential further adjustment based on cash flows generated in the two years subsequent to the year of grant, or the base performance year. Approximately $5.1 million and $8.6 million of expense was recognized for these awards during 2014 and 2015, which amounts are subject to adjustment, depending on cash flows generated in future years. As of September 30, 2015, approximately $15.7 million was accrued for all performance unit awards outstanding but unpaid as of that date.

        Subsequent to September 30, 2015, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during 2016, with terms similar to those

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

described above for 2014 and 2015. Expense for these awards will be recognized during 2016, subject to potential adjustments in 2017 and 2018, depending on cash flows generated in those years.

        Cash-Settled SAR Grants.    In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of September 30, 2015. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of September 30, 2015, approximately $1.6 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in Headwaters' stock price through the dates employees exercise the SARs (whether positive or negative) will result in adjustments to compensation expense and will be reflected in Headwaters' statement of income each quarter in fiscal 2016, until the SARs are exercised or expire on September 30, 2016.

        In 2011, the Committee approved grants to certain employees of approximately 0.4 million cash-settled SARs, none of which remain outstanding as of September 30, 2015, the termination date of these awards. Compensation expense for all cash-settled SARs was approximately $4.6 million for both 2013 and 2014 and $3.1 million for 2015.

        Employee Benefit Plans—In addition to standard health and life insurance programs, Headwaters has six employee benefit plans that were operative during the years presented: the 401(k) Profit Sharing Plan (401(k) Plan), the 2000 Employee Stock Purchase Plan (ESPP), the Incentive Bonus Plan (IBP), the Deferred Compensation Plan (DCP), the 2010 Incentive Compensation Plan (2010 ICP) and an Executive Retirement Program (ERP). Substantially all employees of Headwaters are eligible to participate in the 401(k) Plan and the ESPP after meeting length of service requirements. Only designated employees are eligible to participate in the IBP, DCP, 2010 ICP and ERP.

        The total expense for all of Headwaters' benefit plans combined, including all general and discretionary bonuses and cash-settled SARs, but excluding stock-settled SARs and ESPP expenses (which are included in stock-based compensation) and standard health and life insurance programs, was approximately $23.0 million, $26.7 million and $34.8 million in 2013, 2014 and 2015, respectively.

        401(k) Plan.    Under the terms of the 401(k) Plan, eligible employees may elect to make tax-deferred contributions of up to 50% of their compensation, subject to statutory limitations. Headwaters has a "safe harbor" 401(k) plan which requires a mandatory minimum employer match of employee contributions and immediate vesting of employer contributions. Headwaters is not required to be profitable to make the matching contributions.

        ESPP.    The ESPP provides eligible employees with an opportunity to purchase Headwaters common stock on favorable terms and to pay for such purchases through payroll deductions. Approximately 4.3 million shares of common stock have been reserved for issuance under the ESPP and approximately 2.3 million shares remain available for future issuance as of September 30, 2015. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from Headwaters, which provides newly-issued shares to meet its commitment. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations, which stock is purchased in a series of quarterly offerings. The cost per

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

share to the employee is 85% of the stock's fair market value at the end of each quarterly offering period.

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

        2010 ICP.    Following stockholder approval of the 2010 ICP, Headwaters has issued long-term cash and equity awards under that plan. Significant obligations under the 2010 ICP include i) the cash performance unit awards described above; ii) the cash-settled SAR grants described above; and iii) grants of certain stock-based awards described in Note 11.

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

        Self Insurance—Headwaters has adopted self-insured medical insurance plans that cover substantially all employees. There is stop-loss coverage for amounts in excess of approximately $0.2 million per individual per year. Headwaters also self insures for workers compensation claims in most states, limited by stop-loss coverage which begins for amounts in excess of $0.35 million per occurrence and approximately $5.2 million in the aggregate annually. Headwaters has contracted with third-party administrators to assist in the payment and administration of claims. Insurance claims are recognized as expense when incurred and include an estimate of costs for claims incurred but not reported at the balance sheet date. As of September 30, 2015, approximately $5.5 million was accrued for medical and workers compensation claims incurred on or before September 30, 2015 that have not been paid or reported.

        Property, Plant and Equipment—As of September 30, 2015, Headwaters was committed to spend approximately $1.3 million on capital projects that were in various stages of completion.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

        Headwaters incurred approximately $3.3 million, $5.1 million and $2.2 million of expense for legal matters in 2013, 2014 and 2015, respectively. Except for 2014, when $2.8 million of expense was recorded for potential losses, costs for outside legal counsel comprised a majority of Headwaters' litigation-related costs in the years presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of September 30, 2015 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters' outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

        EPA.    In April 2012, Headwaters Resources, Inc. (HRI) filed a complaint in the United States District Court for the District of Columbia against the United States Environmental Protection Agency (EPA). The complaint alleged that the EPA failed to review, and where necessary, revise RCRA subtitle D regulations applicable to the disposal of coal ash within the timeframe required by statute. Other parties also initiated litigation against the EPA alleging the same (and other) failures of the EPA to perform its duties regarding coal ash disposal regulations. HRI's complaint sought certain declaratory relief with respect to EPA rulemaking at issue in the case. The District Court consolidated HRI's case with related actions brought by other parties. In October 2013, the District Court granted summary judgment that the EPA failed to fulfill its statutory duty to review coal ash disposal regulations, among other things, ordering the EPA to propose a schedule to complete its review of coal ash disposal regulations, and, as necessary, revise the regulations. In May 2014, the District Court entered a consent decree ordering the EPA to take final action in December 2014 regarding EPA's proposed revisions of RCRA subtitle D regulations pertaining to coal combustion residuals. In December 2014, the EPA issued a prepublication notice of a final rule to regulate the disposal of coal combustion residuals as solid (non-hazardous) waste under subtitle D of RCRA, with national minimum criteria for CCR landfills and impoundments consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements, post closure care, recordkeeping and reporting, and other requirements. The final rule was published in the Federal Register in April 2015 and became effective October 19, 2015. The litigation has been terminated.

        Fentress Families Trust.    VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs' complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO's demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers' favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs' total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability, or the insurers' obligation to indemnify HRI against loss, if any.

        Clary.    In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs' allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is found liable to plaintiffs, including interest, fees, and costs. The case is stayed while issues about the proper venue for the litigation are resolved. Because resolution of the litigation is uncertain, legal counsel and management cannot express an

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

opinion as to the ultimate amount, if any, of Headwaters' liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

        Building Products Matters.    There are litigation and pending and threatened claims made against certain subsidiaries within Headwaters' building products segment, with respect to several types of exterior finish systems manufactured and sold by its subsidiaries for application by contractors on residential and commercial buildings. The plaintiffs or claimants in these matters typically allege that the structures have suffered damage from water penetration due to some alleged failure of the roofing product or wall system. The claims most often involve alleged liabilities associated with certain roofing, stucco, and architectural stone products which are produced and sold by certain subsidiaries of Headwaters.

        The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters' payment of deductibles or self-insured retentions, although such insurance carriers typically have issued "reservation of rights" letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and its subsidiaries, including attorneys' fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters' businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters' insurance carriers will remain viable, will accept claims or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation, claims, and insurance coverage is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' or its subsidiaries' liability.

        Construction Materials Matters.    In addition, there are litigation and pending and threatened claims made against HRI within Headwaters' construction materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe, and that HRI has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection, resulting in personal injury, contamination of land and water, and diminution in property value. The Fentress Family Trust and Clary cases summarized above are examples of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain and HRI has had limited success in tendering defense of such claims to insurers, which is dependent upon the alleged facts and specific policy terms. Adverse resolution of these claims and insurance coverage disputes could have a materially negative effect on Headwaters' businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI's liability.

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

13. Commitments and Contingencies (Continued)

        Discontinued Coal Cleaning Operations.    The following litigation relates to the discontinued coal cleaning business:

        RLF Chinook Properties.    In September 2015, RLF Chinook Properties, LLC filed suit in the State of Indiana Circuit Court of Clay against Covol Fuels No. 2, LLC, Headwaters Energy Services Corp., other Covol companies (collectively, "Covol"), as well as BRC Chinook, LLC and other BRC affiliates (collectively, "BRC"). Covol entered into a coal recovery agreement with plaintiff in 2007 with respect to coal at the RLF Chinook site. Covol assigned the coal recovery agreement to BRC in 2013. Plaintiff alleges that BRC has failed to fulfill certain obligations under the coal recovery agreement, including failure to submit reclamation plans to State of Indiana for approval and to restore and reclaim the site per the approved plan. Plaintiff alleges that Covol is liable for the claimed breaches under the coal recovery agreement, and seeks unspecified damages, together with attorney fees and costs. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol's liability.

        Other.    Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. Because resolution of these proceedings is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters' liability.

14. Related Party Transactions

        In addition to transactions disclosed elsewhere, Headwaters was involved in the following transactions with related parties. A director of Headwaters, who retired from the Board in 2014, was also a principal in one of the insurance brokerage companies Headwaters uses to purchase certain insurance benefits for its employees. Commissions paid to that company by providers of insurance services to Headwaters totaled approximately $0.1 million in both 2013 and 2014.

        Until December 2013, when the contract was terminated, a majority of one of Headwaters' subsidiary's transportation needs was provided by a company, two of the principals of which are related to an officer of the subsidiary. Costs incurred were approximately $6.4 million in 2013 and $1.4 million in 2014.

15. Condensed Consolidating Financial Information

        Headwaters' borrowings under the Term Loan Facility and the 7 1/4% senior notes are jointly and severally, fully and unconditionally guaranteed by Headwaters Incorporated and by substantially all of Headwaters' 100%-owned domestic subsidiaries. Separate stand-alone financial statements and disclosures for Headwaters Incorporated and each of the guarantor subsidiaries are not presented because the guarantees are full and unconditional and the guarantor subsidiaries have joint and several liability.

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

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,552	$5,764	$113,226	$—	$152,542
Trade receivables, net	113,940	5,390			119,330
Inventories	48,482	2,151			50,633
Deferred income taxes	15,509	289	18,427	(23,149)	11,076
Other	9,286	168	1,082		10,536

Total current assets	220,769	13,762	132,735	(23,149)	344,117

Property, plant and equipment, net	162,458	10,861	7,979	—	181,298

Other assets:
Goodwill	145,068	30,518			175,586
Intangible assets, net	131,150	28,713			159,863
Investments in subsidiaries			406,327	(406,327)	—
Intercompany accounts and notes			637,046	(637,046)	—
Deferred income taxes	41,658		22,928	(64,586)	—
Other	14,388	2,194	18,860		35,442

Total other assets	332,264	61,425	1,085,161	(1,107,959)	370,891

Total assets	$715,491	$86,048	$1,225,875	$(1,131,108)	$896,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,643	$956	$427	$—	$27,026
Accrued personnel costs	13,483	418	35,001		48,902
Accrued interest			18,273		18,273
Current income taxes	23,198	319		(23,149)	368
Other accrued liabilities	36,811	3,006	1,940		41,757

Total current liabilities	99,135	4,699	55,641	(23,149)	136,326

Long-term liabilities:
Long-term debt, net			592,458		592,458
Income taxes	65,133	893	21,802	(64,586)	23,242
Intercompany accounts and notes	191,274	4,061	441,711	(637,046)	—
Other	16,167	774	11,645		28,586

Total long-term liabilities	272,574	5,728	1,067,616	(701,632)	644,286

Total liabilities	371,709	10,427	1,123,257	(724,781)	780,612

Redeemable non-controlling interest in consolidated subsidiary		13,252			13,252

Stockholders' equity:
Common stock			74		74
Capital in excess of par value	458,498	60,453	723,824	(519,127)	723,648
Retained earnings (accumulated deficit)	(114,716)	1,916	(620,688)	112,800	(620,688)
Treasury stock			(592)		(592)

Total stockholders' equity	343,782	62,369	102,618	(406,327)	102,442

Total liabilities and stockholders' equity	$715,491	$86,048	$1,225,875	$(1,131,108)	$896,306

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET—September 30, 2015

(in thousands)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Parent Company	Eliminations and Reclassifications	Headwaters Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,819	$3,577	$113,201	$—	$142,597
Trade receivables, net	129,095	5,289			134,384
Inventories	52,699	2,375			55,074
Current and deferred income taxes	7,754	3,855	157,832	(145,679)	23,762
Other	10,666	144	1,017		11,827

Total current assets	226,033	15,240	272,050	(145,679)	367,644

Property, plant and equipment, net	164,413	9,978	11,327	—	185,718

Other assets:
Goodwill	147,330	30,869			178,199
Intangible assets, net	116,479	27,239			143,718
Investments in subsidiaries	55,844		372,864	(428,708)	—
Intercompany accounts and notes	57,793		637,046	(694,839)	—
Deferred income taxes		21,349	67,795	(19,725)	69,419
Other	11,243	2,291	20,787		34,321

Total other assets	388,689	81,748	1,098,492	(1,143,272)	425,657

Total assets	$779,135	$106,966	$1,381,869	$(1,288,951)	$979,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,619	$1,114	$573	$—	$25,306
Accrued personnel costs	14,542	501	37,501		52,544
Accrued interest			2,295		2,295
Current and deferred income taxes	137,646	5,474	2,559	(145,679)	—
Other accrued liabilities	39,604	6,380	3,502		49,486
Current portion of long-term debt			4,250		4,250

Total current liabilities	215,411	13,469	50,680	(145,679)	133,881

Long-term liabilities:
Long-term debt, net			558,080		558,080
Income taxes	22,701		3,614	(19,725)	6,590
Intercompany accounts and notes		178,179	516,660	(694,839)	—
Other	1,481	13,897	14,808		30,186

Total long-term liabilities	24,182	192,076	1,093,162	(714,564)	594,856

Total liabilities	239,593	205,545	1,143,842	(860,243)	728,737

Redeemable non-controlling interest in consolidated subsidiary		12,431			12,431

Stockholders' equity:
Common stock			74		74
Capital in excess of par value	486,069	54,470	728,843	(540,715)	728,667
Retained earnings (accumulated deficit)	53,473	(165,480)	(489,889)	112,007	(489,889)
Treasury stock			(1,001)		(1,001)

Total stockholders' equity	539,542	(111,010)	238,027	(428,708)	237,851

Total liabilities and stockholders' equity	$779,135	$106,966	$1,381,869	$(1,288,951)	$979,019

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Building products	$394,324	$—	$—	$394,324
Construction materials	293,000			293,000
Energy technology	15,252			15,252

Total revenue	702,576	—	—	702,576
Cost of revenue:
Building products	283,128			283,128
Construction materials	219,996			219,996
Energy technology	6,970			6,970

Total cost of revenue	510,094	—	—	510,094

Gross profit	192,482	—	—	192,482
Operating expenses:
Selling, general and administrative	96,478	21,363		117,841
Amortization	20,230			20,230

Total operating expenses	116,708	21,363	—	138,071

Operating income (loss)	75,774	(21,363)	—	54,411
Other income (expense):
Net interest expense	(54)	(42,512)		(42,566)
Intercompany interest income (expense)	(23,434)	23,434		—
Equity in earnings of subsidiaries		47,117	(47,117)	—
Other, net	329	35		364

Total other income (expense), net	(23,159)	28,074	(47,117)	(42,202)

Income from continuing operations before income taxes	52,615	6,711	(47,117)	12,209
Income tax benefit (provision)	(4,350)	426		(3,924)

Income from continuing operations	48,265	7,137	(47,117)	8,285
Loss from discontinued operations, net of income taxes	(1,148)			(1,148)

Net income	$47,117	$7,137	$(47,117)	$7,137

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Building products	$438,473	$33,961	$—	$—	$472,434
Construction materials	309,337				309,337
Energy technology	9,676				9,676

Total revenue	757,486	33,961	—	—	791,447
Cost of revenue:
Building products	312,220	24,063			336,283
Construction materials	224,888				224,888
Energy technology	4,583				4,583

Total cost of revenue	541,691	24,063	—	—	565,754

Gross profit	215,795	9,898	—	—	225,693
Operating expenses:
Selling, general and administrative	108,602	4,209	24,839		137,650
Amortization	20,231	1,088			21,319

Total operating expenses	128,833	5,297	24,839	—	158,969

Operating income (loss)	86,962	4,601	(24,839)	—	66,724
Other income (expense):
Net interest expense	(349)	(2)	(45,978)		(46,329)
Intercompany interest income (expense)	(22,737)		22,737		—
Equity in earnings of subsidiaries			62,719	(62,719)	—
Other, net	(24)	(324)			(348)

Total other income (expense), net	(23,110)	(326)	39,478	(62,719)	(46,677)

Income from continuing operations before income taxes	63,852	4,275	14,639	(62,719)	20,047
Income tax benefit (provision)	(3,296)	(923)	645		(3,574)

Income from continuing operations	60,556	3,352	15,284	(62,719)	16,473
Loss from discontinued operations, net of income taxes	(415)				(415)

Net income	60,141	3,352	15,284	(62,719)	16,058
Net income attributable to non-controlling interest		(774)			(774)

Net income attributable to Headwaters Incorporated	$60,141	$2,578	$15,284	$(62,719)	$15,284

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended September 30, 2015

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Revenue:
Building products	$479,338	$44,305	$—	$—	$523,643
Construction materials	352,263				352,263
Energy technology	19,427				19,427

Total revenue	851,028	44,305	—	—	895,333
Cost of revenue:
Building products	335,516	31,647			367,163
Construction materials	249,077				249,077
Energy technology	9,202				9,202

Total cost of revenue	593,795	31,647	—	—	625,442

Gross profit	257,233	12,658	—	—	269,891
Operating expenses:
Selling, general and administrative	115,423	6,174	28,026		149,623
Amortization	16,688	1,473			18,161

Total operating expenses	132,111	7,647	28,026	—	167,784

Operating income (loss)	125,122	5,011	(28,026)	—	102,107
Other income (expense):
Net interest expense	(205)		(64,014)		(64,219)
Intercompany interest income (expense)	(23,782)	(280)	24,062		—
Equity in earnings of subsidiaries			54,350	(54,350)	—
Other, net	(56)	(162)			(218)

Total other income (expense), net	(24,043)	(442)	14,398	(54,350)	(64,437)

Income (loss) from continuing operations before income taxes	101,079	4,569	(13,628)	(54,350)	37,670
Income tax benefit (provision)	(48,213)	(1,756)	144,427		94,458

Income from continuing operations	52,866	2,813	130,799	(54,350)	132,128
Loss from discontinued operations, net of income taxes	(67)	(393)			(460)

Net income	52,799	2,420	130,799	(54,350)	131,668
Net income attributable to non-controlling interest		(869)			(869)

Net income attributable to Headwaters Incorporated	$52,799	$1,551	$130,799	$(54,350)	$130,799

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2013

(in thousands)	Guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net income (loss)	$47,117	$7,137	$(47,117)	$7,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,027	290		52,317
Interest expense related to amortization of debt issue costs and debt discount		5,841		5,841
Stock-based compensation	765	938		1,703
Deferred income taxes	698			698
Net gain on disposition of property, plant and equipment	(649)			(649)
Loss on sale of discontinued operations, net of income taxes	55			55
Equity in earnings of subsidiaries		(47,117)	47,117	0
Increase in trade receivables	(5,035)			(5,035)
Decrease in inventories	2,221			2,221
Increase (decrease) in accounts payable and accrued liabilities	(5,637)	1,419		(4,218)
Other changes in operating assets and liabilities, net	31,000	(32,507)		(1,507)

Net cash provided by (used in) operating activities	122,562	(63,999)	—	58,563

Cash flows from investing activities:
Business acquisitions	(43,250)			(43,250)
Purchase of property, plant and equipment	(26,940)	(2,179)		(29,119)
Proceeds from disposition of property, plant and equipment	791			791
Proceeds from sale of discontinued operations	4,813			4,813
Net decrease (increase) in long-term receivables and deposits	(1,890)	719		(1,171)
Net change in other assets	(294)	(143)		(437)

Net cash used in investing activities	(66,770)	(1,603)	—	(68,373)

Cash flows from financing activities:
Proceeds from issuance of common stock		77,957		77,957
Payments on long-term debt		(47,355)		(47,355)
Employee stock purchases	539	203		742
Intercompany transfers	(29,695)	29,695		0

Net cash provided by (used in) financing activities	(29,156)	60,500	—	31,344

Net increase (decrease) in cash and cash equivalents	26,636	(5,102)	—	21,534
Cash and cash equivalents, beginning of year	44,111	9,671		53,782

Cash and cash equivalents, end of year	$70,747	$4,569	$—	$75,316

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2014

(in thousands)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net income	$60,141	$3,352	$15,284	$(62,719)	$16,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,716	2,146	272		55,134
Interest expense related to amortization of debt issue costs and debt discount			2,175		2,175
Stock-based compensation	843		1,322		2,165
Deferred income taxes	1,062	604			1,666
Net loss on disposition of property, plant and equipment	44	6	45		95
Gain on sale of discontinued operations, net of income taxes	(2,727)				(2,727)
Asset impairments	1,815				1,815
Net loss of unconsolidated joint ventures		529			529
Equity in earnings of subsidiaries			(62,719)	62,719	0
Decrease (increase) in trade receivables	(90)	607			517
Decrease (increase) in inventories	(3,927)	1,580			(2,347)
Increase (decrease) in accounts payable and accrued liabilities	(17,364)	828	3,311		(13,225)
Other changes in operating assets and liabilities, net	33,349	129	(34,956)		(1,478)

Net cash provided by (used in) operating activities	125,862	9,781	(75,266)	—	60,377

Cash flows from investing activities:
Business acquisitions	(10,500)		(85,104)		(95,604)
Investments in unconsolidated joint ventures		(1,875)			(1,875)
Purchase of property, plant and equipment	(30,672)	(829)	(4,298)		(35,799)
Proceeds from disposition of property, plant and equipment	905				905
Proceeds from sale of discontinued operations	4,666				4,666
Net decrease in long-term receivables and deposits	7,145		300		7,445
Net change in other assets	(2,275)		719		(1,556)

Net cash used in investing activities	(30,731)	(2,704)	(88,383)	—	(121,818)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			146,650		146,650
Payments on long-term debt			(7,792)		(7,792)
Dividends paid to non-controlling interest in consolidated subsidiary		(950)			(950)
Employee stock purchases	580		179		759
Intercompany transfers	(132,872)	(397)	133,269		0

Net cash provided by (used in) financing activities	(132,292)	(1,347)	272,306	—	138,667

Net increase (decrease) in cash and cash equivalents	(37,161)	5,730	108,657	—	77,226
Cash and cash equivalents, beginning of year	70,713	34	4,569		75,316

Cash and cash equivalents, end of year	$33,552	$5,764	$113,226	$—	$152,542

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

15. Condensed Consolidating Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended September 30, 2015

(in thousands)	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Parent Company	Eliminations	Headwaters Consolidated
Cash flows from operating activities:
Net income	$52,799	$2,420	$130,799	$(54,350)	$131,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,538	2,922	513		53,973
Interest expense related to amortization of debt issue costs and debt discount			6,180		6,180
Stock-based compensation	1,014		1,812		2,826
Deferred income taxes	7,850	(25,808)	(78,784)		(96,742)
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock		(965)	(578)		(1,543)
Net loss (gain) on disposition of property, plant and equipment	(70)	119			49
Loss on sale of discontinued operations, net of income taxes	45	184			229
Net loss of unconsolidated joint ventures		262			262
Equity in earnings of subsidiaries			(54,350)	54,350	0
Decrease (increase) in trade receivables	(14,295)	101			(14,194)
Increase in inventories	(783)	(224)			(1,007)
Increase (decrease) in accounts payable and accrued liabilities	(2,147)	3,519	(12,929)		(11,557)
Other changes in operating assets and liabilities, net	41,907	17,832	(66,495)		(6,756)

Net cash provided by (used in) operating activities	136,858	362	(73,832)	—	63,388

Cash flows from investing activities:
Business acquisitions	(5,650)				(5,650)
Investment in unconsolidated joint venture	(125)				(125)
Purchase of property, plant and equipment	(30,972)	(662)	(5,225)		(36,859)
Proceeds from disposition of property, plant and equipment	906	9			915
Net decrease in long-term receivables and deposits	2,382		1,068		3,450
Net change in other assets	(718)		121		(597)

Net cash used in investing activities	(34,177)	(653)	(4,036)	—	(38,866)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt			414,675		414,675
Payments on long-term debt			(449,799)		(449,799)
Dividends paid to non-controlling interest in consolidated subsidiary		(1,690)			(1,690)
Employee stock purchases	583	45	176		804
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock		965	578		1,543
Intercompany transfers	(110,997)	(1,216)	112,213		0

Net cash provided by (used in) financing activities	(110,414)	(1,896)	77,843	—	(34,467)

Net decrease in cash and cash equivalents	(7,733)	(2,187)	(25)	—	(9,945)
Cash and cash equivalents, beginning of year	33,552	5,764	113,226		152,542

Cash and cash equivalents, end of year	$25,819	$3,577	$113,201	$—	$142,597

HEADWATERS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

16. Quarterly Financial Data (unaudited)

        Summarized unaudited quarterly financial data for 2014 and 2015 is as follows.

	2014(1)(2)
(in thousands, except per-share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue	$165,615	$156,512	$223,399	$245,921	$791,447
Gross profit	40,893	38,551	67,672	78,577	225,693
Net income (loss)(3)	(1,434)	(10,082)	10,893	16,681	16,058
Basic and diluted earnings (loss) per share(5)	(0.02)	(0.14)	0.14	0.22	0.20

	2015(1)(2)
(in thousands, except per-share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
Net revenue	$199,597	$179,725	$243,294	$272,717	$895,333
Gross profit	55,687	47,141	76,762	90,301	269,891
Net income (loss)(3)(4)	7,084	(25,198)	23,008	126,774	131,668
Basic earnings (loss) per share(5)	0.09	(0.34)	0.30	1.72	1.78
Diluted earnings (loss) per share(5)	0.09	(0.34)	0.30	1.68	1.73

(1)
Headwaters' revenue is seasonal, typically with higher revenues in the third and fourth quarters of the fiscal year than in the first and second quarters. As a result, profitability is also usually higher in the last half of the fiscal year than in the first half of the year.

(2)
As described in Note 4, Headwaters acquired several businesses during 2014 and 2015 and these acquisitions have affected to a certain extent the comparability of the above information.

(3)
As described in Note 10, during 2014 and through the June 2015 quarter, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and recorded income tax expense due to the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus state income taxes in certain state jurisdictions. In the September 2015 quarter, Headwaters released a majority of the valuation allowance on NOL and tax credit carryforwards and certain other deferred tax assets. Approximately $96.8 million of the release represents a non-routine income tax benefit, which when combined with the 2015 utilization of $12.5 million, resulted in a total change in the valuation allowance of $109.3 million recorded in the year.

(4)
As described in Note 8, in the March 2015 quarter Headwaters incurred approximately $24.8 million of non-routine extinguishment loss related to early repayments of debt.

(5)
In accordance with ASC Topic 260 Earnings Per Share, EPS is computed independently for each of the four quarters in a fiscal year. The basic and diluted EPS computed for certain years may not equal the sum of the four quarterly computations due to the combination of profitable quarters and loss quarters and / or rounding conventions.

[FSC LOGO HERE]