Form 10-Q
period 2015-12-31
HEADWATERS INC
filed 2016-02-04
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of January 29, 2016 was 74,026,245.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2015	2015

ASSETS

Current assets:
Cash and cash equivalents	$142,597	$115,636
Trade receivables, net	134,384	93,399
Inventories	55,074	61,331
Current income taxes	329	945
Other	11,827	7,130
Total current assets	344,211	278,441

Property, plant and equipment, net	185,718	186,231

Other assets:
Goodwill	178,199	225,022
Intangible assets, net	143,718	141,175
Deferred income taxes	92,852	86,418
Other	34,321	40,401
Total other assets	449,090	493,016

Total assets	$979,019	$957,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,306	$17,958
Accrued personnel costs	52,544	30,724
Accrued interest	2,295	5,017
Other accrued liabilities	49,486	43,401
Current portion of long-term debt	4,250	4,250
Total current liabilities	133,881	101,350

Long-term liabilities:
Long-term debt, net	558,080	557,555
Income taxes	6,590	2,031
Other	30,186	32,974
Total long-term liabilities	594,856	592,560
Total liabilities	728,737	693,910

Commitments and contingencies

Redeemable non-controlling interest in consolidated subsidiary	12,431	12,372

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,896 shares at September 30, 2015 (including 83 shares held in treasury) and 74,026 shares at December 31, 2015 (including 90 shares held in treasury)	74	74
Capital in excess of par value	728,667	729,919
Retained earnings (accumulated deficit)	(489,889)	(477,464)
Treasury stock	(1,001)	(1,123)
Total stockholders’ equity	237,851	251,406

Total liabilities and stockholders’ equity	$979,019	$957,688

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2014	2015

Revenue:
Building products	$117,534	$131,845
Construction materials	81,404	85,998
Energy technology	659	575
Total revenue	199,597	218,418

Cost of revenue:
Building products	84,192	93,159
Construction materials	59,511	60,670
Energy technology	207	318
Total cost of revenue	143,910	154,147

Gross profit	55,687	64,271

Operating expenses:
Selling, general and administrative	32,029	34,882
Amortization	4,486	4,566
Total operating expenses	36,515	39,448

Operating income	19,172	24,823

Other income (expense):
Net interest expense	(11,952)	(8,217)
Other, net	(269)	(69)
Total other income (expense), net	(12,221)	(8,286)

Income from continuing operations before income taxes	6,951	16,537

Income tax benefit (provision)	200	(3,600)

Income from continuing operations	7,151	12,937

Loss from discontinued operations, net of income taxes	(67)	(216)

Net income	7,084	12,721

Net income attributable to non-controlling interest	(245)	(296)

Net income attributable to Headwaters Incorporated	$6,839	$12,425

Basic and diluted income per share attributable to Headwaters Incorporated:
From continuing operations	$0.09	$0.17
From discontinued operations	0.00	0.00
	$0.09	$0.17

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2015

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2015	73,896	$74	$728,667	$(489,889)	$(1,001)	$237,851

Issuance of common stock pursuant to employee stock purchase plan	23	0	374			374

Issuance of restricted stock, net of cancellations	90	0				0

Exercise of stock appreciation rights	17	0				0

Tax benefit from exercise of stock appreciation rights and vesting of restricted stock			48			48

Stock-based compensation			708			708

Net 7 share increase in treasury stock held for deferred compensation plan obligations, at cost			122		(122)	0

Net income attributable to Headwaters Incorporated for the three months ended December 31, 2015				12,425		12,425

Balances as of December 31, 2015	74,026	$74	$729,919	$(477,464)	$(1,123)	$251,406

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
(in thousands)	2014	2015

Cash flows from operating activities:
Net income	$7,084	$12,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,910	13,782
Interest expense related to amortization of debt issue costs and debt discount	525	567
Stock-based compensation	619	708
Deferred income taxes	0	6,482
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	(64)
Net loss (gain) on disposition of property, plant and equipment	107	(47)
Loss on sale of discontinued operations, net of income taxes	45	8
Net loss of unconsolidated joint ventures	221	13
Decrease in trade receivables	33,737	43,521
Increase in inventories	(4,815)	(1,259)
Decrease in accounts payable and accrued liabilities	(40,436)	(34,434)
Other changes in operating assets and liabilities, net	(1,849)	(431)
Net cash provided by operating activities	8,148	41,567

Cash flows from investing activities:
Business acquisitions	(1,200)	(57,301)
Investments in unconsolidated joint ventures	(125)	0
Purchase of property, plant and equipment	(8,771)	(7,685)
Proceeds from disposition of property, plant and equipment	325	95
Net decrease (increase) in long-term receivables and deposits	940	(1,301)
Net change in other assets	125	(1,357)
Net cash used in investing activities	(8,706)	(67,549)

Cash flows from financing activities:
Payments on long-term debt	0	(1,062)
Dividends paid to non-controlling interest in consolidated subsidiary	(521)	(355)
Employee stock purchases	315	374
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	64
Net cash used in financing activities	(206)	(979)

Net decrease in cash and cash equivalents	(764)	(26,961)

Cash and cash equivalents, beginning of period	152,542	142,597

Cash and cash equivalents, end of period	$151,778	$115,636

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which primarily is sold directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. Headwaters’ construction materials business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs.

In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. In oil, Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 4, Headwaters disposed of its remaining coal cleaning facilities in 2013 and the results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods.

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the three months ended December 31, 2014, approximately 10% of Headwaters’ total revenue and cost of revenue was for services. During the three months ended December 31, 2015, approximately 8% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2015 (Form 10-K).

Recent Accounting Pronouncements — In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (ASC Topic 740). This new rule was issued to simplify the presentation of deferred income taxes to require that all deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. Early application of ASU 2015-17 is permitted and Headwaters elected to adopt the ASU effective as of December 31, 2015, with retrospective application to the September 30, 2015 balance sheet.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

The effect of the adoption of ASU 2015-17 was to reclassify net deferred income tax assets of approximately $23.4 million as of September 30, 2015 as noncurrent instead of current. Accordingly, total current assets in the September 30, 2015 balance sheet were reduced by that amount, and total other assets were increased by the same amount. There was no effect on total assets or on net income.

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

Reclassifications — Certain prior period amounts, including the changes described above for deferred income taxes, have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or on total assets.

2.              Segment Reporting

Headwaters currently operates three business segments: building products, construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their operations, products and services. Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the construction materials segment consist primarily of CCP sales to ready-mix concrete businesses, with a smaller amount from services provided to coal-fueled electric generating utilities. Continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. As described in Note 4, Headwaters sold all of its coal cleaning facilities in 2012 and 2013 and the results of operations have been reflected as discontinued operations in the accompanying statements of income for all periods. Intersegment sales are immaterial.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

	Three Months Ended December 31, 2014
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$117,534	$81,404	$659	$0	$199,597

Depreciation and amortization	$(8,713)	$(3,736)	$(353)	$(108)	$(12,910)

Operating income (loss)	$11,948	$13,488	$(1,611)	$(4,653)	$19,172
Net interest expense					(11,952)
Other income (expense), net					(269)
Income tax benefit					200
Income from continuing operations					7,151
Loss from discontinued operations, net of income taxes					(67)
Net income					$7,084

Capital expenditures	$6,021	$1,348	$168	$1,234	$8,771

Segment assets as of September 30, 2015	$412,867	$294,057	$45,671	$226,424	$979,019

	Three Months Ended December 31, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$131,845	$85,998	$575	$0	$218,418

Depreciation and amortization	$(9,466)	$(3,834)	$(323)	$(159)	$(13,782)

Operating income (loss)	$15,085	$16,953	$(1,721)	$(5,494)	$24,823
Net interest expense					(8,217)
Other income (expense), net					(69)
Income tax expense					(3,600)
Income from continuing operations					12,937
Loss from discontinued operations, net of income taxes					(216)
Net income					$12,721

Capital expenditures	$6,004	$779	$0	$902	$7,685

Segment assets as of December 31, 2015	$451,305	$271,350	$39,298	$195,735	$957,688

3.              Acquisitions

Roofing Businesses — On November 13, 2015, Headwaters acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products. On December 3, 2015, Headwaters acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. These acquisitions are expected to expand Headwaters’ presence in the niche roofing products sector.

Combined consideration paid for the two acquisitions, net of cash acquired, was approximately $57.3 million, which amount is subject to adjustment for the final calculations of acquisition-date working capital, which calculations are currently expected to be finalized in the March 2016 quarter. Direct acquisition costs were not material. Results of operations are being reported within the building products segment and have been included with Headwaters’ consolidated results beginning November 13, 2015 and December 3, 2015, respectively.

Metro is a manufacturer of stone-coated metal roofing materials in the U.S., selling products with an aesthetic resemblance to tile, shake, slate, or asphalt, but which offer the strength and durability of steel. Metro sells to both

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

distributors and contractors. Enviroshake engineers composite roofing products that replicate the look of cedar shake, cedar shingle and slate and uses a direct distribution model to market and sell its products to customers. The acquisitions of Metro and Enviroshake increase the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of continuing focus for Headwaters.

The roofing acquisitions have been accounted for as business combinations in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the combined estimated fair values of assets acquired and liabilities assumed for both acquisitions as of the acquisition dates, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$8,113
Current liabilities	(910)
Property, plant and equipment	1,411
Goodwill and intangible assets	48,687
Net assets acquired	$57,301

The process of identifying and valuing the intangible assets that were acquired is in the early stages and all intangible assets have been included with goodwill in the December 31, 2015 balance sheet and in the above table. When those intangible assets have been identified and valued, and estimated useful lives are determined, amortization of the intangible assets will be adjusted effective as of the acquisition dates. Most of the goodwill is expected to be tax deductible over a 15-year period.

Combined Financial Information — No revenue or earnings from the acquired businesses are included in Headwaters’ statements of income for the December 2014 quarter. The actual revenue and earnings (loss) from the acquired businesses included in Headwaters’ statement of income for the December 2015 quarter were approximately $2.0 million and $(0.4) million, respectively. The following unaudited information presents the pro forma consolidated revenue and net income for Headwaters for the quarters ended December 31, 2014 and 2015 as if the acquisitions had been included in Headwaters’ consolidated results of operations beginning October 1, 2014.

	Three months ended December 31,
Unaudited (in thousands)	2014	2015

Pro forma revenue	$205,267	$221,318
Pro forma net income	$7,494	$13,505

The above unaudited pro forma results have been calculated by combining the historical results of Headwaters and the acquired businesses as if both acquisitions had occurred as of the beginning of the fiscal year prior to the acquisition dates, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results do not include any estimates for intangible asset amortization and therefore will change when the final intangible asset values and useful lives have been determined.

The pro forma results reflect elimination of the following expenses that were incurred in the December 2015 quarter (since for purposes of the pro forma presentation they have been reflected in 2014 instead of in 2015): $0.2 million of direct acquisition costs and $0.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. For all periods presented, historical depreciation and amortization expense of the acquired companies was adjusted to reflect the acquisition date fair value amounts of the related tangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisitions to Headwaters’ accounting policies or for any

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

Other — Subsequent to December 31, 2015, Headwaters completed the acquisition of a small decking and railing company which provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase Headwaters’ product and manufacturing expertise.

Non-controlling Interest in Consolidated Subsidiary — In fiscal 2014, Headwaters acquired 80% of the equity interests of Entegra, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is not deemed to be a freestanding financial instrument and because it is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders’ equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

Because there is no fixed redemption date for the put right, Headwaters compares quarterly the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on a prescribed EBITDA formula to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during the December 2015 quarter:

(in thousands)

Balance as of September 30, 2015	$12,431
Net income attributable to non-controlling interest	296
Dividends paid to non-controlling interest	(355)
Balance as of December 31, 2015	$12,372

4.              Discontinued Operations

In 2011, the Board of Directors committed to a plan to sell Headwaters’ coal cleaning business, which was part of the energy technology segment. At that time the business met all of the criteria for classification as held for sale and presentation as a discontinued operation. Following the sale of all remaining coal cleaning facilities in 2013, there are no remaining assets held for sale. The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is shown in the following table:

	Three Months Ended December 31,
(in thousands)	2014	2015

Revenue	$0	$0

Loss from operations of discontinued operations before income taxes	$(22)	$(338)
Loss on disposal	(45)	(8)
Income tax benefit	0	130
Loss from discontinued operations, net of income taxes	$(67)	$(216)

Headwaters sold all of its coal cleaning facilities in 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, adjustments of the previously recognized estimated gains on the sales transactions have been recorded, including the reported amounts reflected in the table above. Headwaters currently expects that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved. The

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

loss from operations reflected in the table represents primarily expenses for certain litigation which commenced prior to disposal of the business.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and December 31, 2015, approximately $7.4 million and $7.2 million, respectively, was accrued for this reclamation liability.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2015	December 31, 2015

Raw materials	$12,831	$15,893
Finished goods	42,243	45,438
	$55,074	$61,331

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2015		December 31, 2015
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$15,300	$—	$16,090	$—

CCP contracts	15 - 20 years	112,300	69,875	112,300	71,296
Customer relationships	5 - 17 years	109,078	57,844	110,242	59,735
Trade names	5 - 20 years	66,960	36,554	66,960	37,393
Patents and patented technologies	5 - 19 years	14,526	12,574	14,021	12,304
Other	5 - 17 years	4,585	2,184	4,585	2,295
		$322,749	$179,031	$324,198	$183,023

The above table does not include any amounts for the intangible assets acquired in the December 2015 quarter because the process of identifying and valuing those assets is in the early stages. Total amortization expense related to intangible assets was approximately $4.5 million and $4.6 million for the December 2014 and 2015 quarters, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Total estimated annual amortization expense for 2016 through 2021 is shown in the following table; however, the amounts will change once the intangible assets for the recent acquisitions are identified and valued.

Year ending September 30:	(in thousands)
2016	$18,077
2017	17,188
2018	17,143
2019	16,121
2020	11,874
2021	11,813

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $573.9 million as of September 30, 2015 and $572.9 million as of December 31, 2015. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2015	December 31, 2015

Senior secured term loan, due March 2022 (face amount $422,875)	$414,490	$413,803
7¼% Senior notes, due January 2019 (face amount $150,000)	147,840	148,002

Carrying amount of long-term debt, net of discounts and debt issue costs	562,330	561,805
Less current portion	(4,250)	(4,250)

Long-term debt	$558,080	$557,555

Senior Secured Term Loan — In March 2015, Headwaters entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. The loan will mature in March 2022, subject to certain exceptions described below. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity. In the event that in October 2018 Headwaters has more than $50.0 million outstanding of the 7¼% senior notes and has not received a binding commitment to refinance those notes, the maturity date of the Term Loan Facility will be October 2018.

The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters’ pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.5% for any eurocurrency loan and 2.5% for any alternate base rate loan. Interest is payable quarterly, and as of December 31, 2015, the interest rate on borrowings under the Term Loan Facility was 4.5%.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt.

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of December 31, 2015.

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

Headwaters can redeem the 7¼% notes, in whole or in part, at redemption prices that decline over time from 103.625% to 100.0%, depending on the redemption date. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount.

The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all covenants as of December 31, 2015.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of December 31, 2015. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of December 31, 2015, Headwaters had secured letters of credit under the ABL Revolver of approximately $8.8 million for various purposes and had availability under the ABL Revolver of approximately $59.2 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2015, the interest rate on those borrowings would have been approximately 2.1%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2015.

Interest and Debt Maturities — During the December 2014 and 2015 quarters, Headwaters incurred total interest costs of approximately $12.1 million and $8.4 million, respectively, including approximately $0.5 million and $0.6 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented.

The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 5.2% at September 30, 2015 and December 31, 2015. Except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, Headwaters has no debt maturities until January 2019. Pursuant to open market transactions subsequent to December 31, 2015, Headwaters repurchased and cancelled approximately $3.8 million of the 7¼% senior notes.

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

As of September 30, 2015 and December 31, 2015, only the 7¼% senior notes have a fixed rate and the aggregate fair value of this debt as of September 30, 2015 would have been approximately $156.4 million, compared to a carrying value of $147.8 million. As of December 31, 2015, the aggregate fair value of this debt would have been approximately $155.0 million, compared to a carrying value of $148.0 million. Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers.

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2016, exclusive of discrete items, is currently expected to be approximately 39%. This estimated rate was used to record income taxes for the December 2015 quarter. For the December 2014 quarter, Headwaters used an estimated effective income tax rate for continuing operations of 10%. Headwaters also recognized tax benefit for discrete items of $0.9 million in the December 2014 quarter and $2.9 million in the December 2015 quarter which did not affect the calculation of the estimated effective income tax rates for the respective fiscal years. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

Beginning in 2011 and until September 2015, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for the December 2014 quarter. The estimated income tax rate of 10% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income was expected to be generated.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

As of December 31, 2015, Headwaters’ U.S. and state NOL and capital loss carryforwards totaled approximately $61.3 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of December 31, 2015, which expire from 2028 to 2033.

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

10.       Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of December 31, 2015, the treasury stock and related deferred compensation obligation had fair values of approximately $1.5 million, which was $0.4 million higher than the carrying values at cost.

Stock-Based Compensation — In the December 2015 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.3 million stock-based awards to officers and employees. The awards were granted under the stockholder-approved 2010 Incentive Compensation Plan, and vest over an approximate three-year period. Vesting is also subject to achievement of a 12-month Adjusted EBITDA target equal to the sum of capital expenditures plus 1.5 times cash interest expense, measured at each quarter end beginning September 30, 2016 through the final vest date of September 30, 2018.

Stock-based compensation expense was approximately $0.6 million and $0.7 million for the December 2014 and 2015 quarters, respectively. As of December 31, 2015, there was approximately $4.9 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

Shelf Registration — In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

	Three Months Ended December 31,
(in thousands, except per-share amounts)	2014	2015

Numerator:
Income from continuing operations	$7,151	$12,937
Income from continuing operations attributable to non-controlling interest	(245)	(296)
Adjustment of estimated redemption value of non-controlling interest	(276)	0
Numerator for basic and diluted earnings per share from continuing operations — income from continuing operations attributable to Headwaters Incorporated	6,630	12,641
Numerator for basic and diluted earnings per share from discontinued operations — loss from discontinued operations, net of income taxes	(67)	(216)
Numerator for basic and diluted earnings per share — net income attributable to Headwaters Incorporated	$6,563	$12,425

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,448	73,789
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	1,880	1,576
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	75,328	75,365

Basic and diluted income per share attributable to Headwaters Incorporated:
From continuing operations	$0.09	$0.17
From discontinued operations	0.00	0.00
	$0.09	$0.17
Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	905	329
Stock options	105	72

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2015, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K, including fiscal 2016 grants made in the December 2015 quarter. Headwaters currently expects that amounts could be earned in fiscal 2016 under the terms of the fiscal 2016 awards. Also, as explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

to adjustment for cash flows generated in fiscal 2016 and the amounts accrued under the fiscal 2015 awards are subject to adjustment for cash flows generated in fiscal 2016 and 2017.

Cash-Settled SAR Grants.  In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of December 31, 2015. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of December 31, 2015, approximately $1.4 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in Headwaters’ stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in Headwaters’ statement of income each quarter in fiscal 2016, until the SARs are exercised or expire on September 30, 2016. Compensation expense (benefit) for all cash-settled SARs was approximately $1.3 million and $(0.2) million for the three months ended December 31, 2014 and 2015, respectively.

Property, Plant and Equipment — As of December 31, 2015, Headwaters was committed to spend approximately $6.9 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $0.5 million of expense for legal matters during each of the quarters ended December 31, 2014 and December 31, 2015. Costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $2.5 million up to the amounts sought by claimants and has recorded a liability as of December 31, 2015 of $2.5 million. The substantial claims and damages sought by claimants in excess of this amount are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO and related companies, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated water exposing plaintiffs to dangerous chemicals and causing property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

CPM.  In August 2015, CPM Virginia, LLC (CPM) the Battlefield Golf Course developer, filed a complaint in the State of Virginia Richmond Circuit Court against VEPCO, VFL, and Headwaters related to construction of the golf course described in the Fentress Families Trust case. The complaint alleges breach of contract, fraud, misrepresentation, estoppel, nuisance, breach of warranties, negligence, and interference with prospective business advantage. CPM’s complaint seeks $840 million in compensatory damages plus attorney fees and costs.

In September 2015, CPM filed a separate complaint in the State of Virginia Chesapeake Circuit Court against VFL and Headwaters also related to construction of the golf course described in the Fentress Families Trust case, alleging breach of contract and seeking declaratory judgment and compensatory damages in the amount of $0.5 million plus attorney fees and costs. CPM alleges that HRI should indemnify CPM for past and future expenses incurred in defending against the Fentress complaints. VFL and Headwaters have not been served with either of the CPM complaints and have only recently learned that they were filed in 2015. Because resolution of the CPM litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of VFL or Headwaters’ liability, or the insurers’ obligation to indemnify VFL and Headwaters against loss, if any.

Clary.  In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs’ allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is found liable to plaintiffs, including interest, attorney fees, and costs. The case is stayed while issues about the proper venue for the litigation are resolved. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

The foregoing litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters’ payment of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and its subsidiaries, including attorney fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will remain viable, will accept claims or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation, claims, and insurance coverage is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ or its subsidiaries’ liability.

Construction Materials Matters.  In addition, there are litigation and pending and threatened claims made against HRI within Headwaters’ construction materials segment, with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe, and that HRI has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection, resulting in personal injury, contamination of land and water, and diminution in property value. The Fentress Family Trust and Clary cases summarized above are examples of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain and HRI has had limited success in tendering defense of such claims to insurers, which is dependent upon the alleged facts and specific policy terms. Adverse resolution of these claims and insurance coverage disputes could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Because resolution of the litigation, claims, and insurance coverage disputes is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

Discontinued Coal Cleaning Operations.  The following litigation relates to the discontinued coal cleaning business:

RLF Chinook Properties.  In September 2015, RLF Chinook Properties, LLC filed suit in the State of Indiana Circuit Court of Clay against Covol Fuels No. 2, LLC, Headwaters Energy Services Corp., other Covol companies (collectively, “Covol”), as well as BRC Chinook, LLC and other BRC affiliates (collectively, “BRC”). Covol entered into a coal recovery agreement with plaintiff in 2007 with respect to coal at the RLF Chinook site. Covol assigned the coal recovery agreement to BRC in 2013. Plaintiff alleges that BRC has failed to fulfill certain obligations under the coal recovery agreement, including failure to submit reclamation plans to State of Indiana for approval and to restore and reclaim the site per the approved plan. Plaintiff alleges that Covol is liable for the claimed breaches under the coal recovery agreement, and seeks unspecified damages, together with attorney fees and costs. Covol has answered the complaint denying the allegations. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol’s liability.

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

December 31, 2015

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2015

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$25,819	$3,577	$113,201	$—	$142,597
Trade receivables, net	129,095	5,289			134,384
Inventories	52,699	2,375			55,074
Current income taxes			143,305	(142,976)	329
Other	10,666	144	1,017		11,827
Total current assets	218,279	11,385	257,523	(142,976)	344,211

Property, plant and equipment, net	164,413	9,978	11,327	—	185,718

Other assets:
Goodwill	147,330	30,869			178,199
Intangible assets, net	116,479	27,239			143,718
Investments in subsidiaries	55,844		372,864	(428,708)	—
Intercompany accounts and notes	57,793		637,046	(694,839)	—
Deferred income taxes		25,204	79,763	(12,115)	92,852
Other	11,243	2,291	20,787		34,321
Total other assets	388,689	85,603	1,110,460	(1,135,662)	449,090

Total assets	$771,381	$106,966	$1,379,310	$(1,278,638)	$979,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,619	$1,114	$573	$—	$25,306
Accrued personnel costs	14,542	501	37,501		52,544
Accrued interest			2,295		2,295
Current income taxes	137,502	5,474		(142,976)	—
Other accrued liabilities	39,604	6,380	3,502		49,486
Current portion of long-term debt			4,250		4,250
Total current liabilities	215,267	13,469	48,121	(142,976)	133,881

Long-term liabilities:
Long-term debt, net			558,080		558,080
Income taxes	15,091		3,614	(12,115)	6,590
Intercompany accounts and notes		178,179	516,660	(694,839)	—
Other	1,481	13,897	14,808		30,186
Total long-term liabilities	16,572	192,076	1,093,162	(706,954)	594,856
Total liabilities	231,839	205,545	1,141,283	(849,930)	728,737

Redeemable non-controlling interest in consolidated subsidiary		12,431			12,431

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	486,069	54,470	728,843	(540,715)	728,667
Retained earnings (accumulated deficit)	53,473	(165,480)	(489,889)	112,007	(489,889)
Treasury stock			(1,001)		(1,001)
Total stockholders’ equity	539,542	(111,010)	238,027	(428,708)	237,851

Total liabilities and stockholders’ equity	$771,381	$106,966	$1,379,310	$(1,278,638)	$979,019

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2015

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$28,363	$3,715	$83,558	$—	$115,636
Trade receivables, net	88,091	5,308			93,399
Inventories	58,217	3,114			61,331
Current income taxes			153,636	(152,691)	945
Other	6,624	164	342		7,130
Total current assets	181,295	12,301	237,536	(152,691)	278,441

Property, plant and equipment, net	164,008	10,118	12,105	—	186,231

Other assets:
Goodwill	172,321	52,701			225,022
Intangible assets, net	114,304	26,871			141,175
Investments in subsidiaries	52,949		393,214	(446,163)	—
Intercompany accounts and notes	81,273		637,046	(718,319)	—
Deferred income taxes		25,205	74,274	(13,061)	86,418
Other	12,488	2,328	25,585		40,401
Total other assets	433,335	107,105	1,130,119	(1,177,543)	493,016

Total assets	$778,638	$129,524	$1,379,760	$(1,330,234)	$957,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,511	$987	$460	$—	$17,958
Accrued personnel costs	8,369	306	22,049		30,724
Accrued interest			5,017		5,017
Current income taxes	146,843	5,848		(152,691)	—
Other accrued liabilities	33,059	6,391	3,951		43,401
Current portion of long-term debt			4,250		4,250
Total current liabilities	204,782	13,532	35,727	(152,691)	101,350

Long-term liabilities:
Long-term debt, net			557,555		557,555
Income taxes	15,092			(13,061)	2,031
Intercompany accounts and notes		201,659	516,660	(718,319)	—
Other	1,134	13,604	18,236		32,974
Total long-term liabilities	16,226	215,263	1,092,451	(731,380)	592,560
Total liabilities	221,008	228,795	1,128,178	(884,071)	693,910

Redeemable non-controlling interest in consolidated subsidiary		12,372			12,372

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	486,070	53,298	730,095	(539,544)	729,919
Retained earnings (accumulated deficit)	71,560	(164,941)	(477,464)	93,381	(477,464)
Treasury stock			(1,123)		(1,123)
Total stockholders’ equity	557,630	(111,643)	251,582	(446,163)	251,406

Total liabilities and stockholders’ equity	$778,638	$129,524	$1,379,760	$(1,330,234)	$957,688

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended December 31, 2014

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$106,393	$11,141	$—	$—	$117,534
Construction materials	81,404				81,404
Energy technology	659				659
Total revenue	188,456	11,141	—	—	199,597

Cost of revenue:
Building products	76,518	7,674			84,192
Construction materials	59,511				59,511
Energy technology	207				207
Total cost of revenue	136,236	7,674	—	—	143,910

Gross profit	52,220	3,467	—	—	55,687

Operating expenses:
Selling, general and administrative	25,802	1,574	4,653		32,029
Amortization	4,118	368			4,486
Total operating expenses	29,920	1,942	4,653	—	36,515

Operating income (loss)	22,300	1,525	(4,653)	—	19,172

Other income (expense):
Net interest expense	(44)		(11,908)		(11,952)
Equity in earnings of subsidiaries			21,800	(21,800)	—
Other, net	(80)	(189)			(269)
Total other income (expense), net	(124)	(189)	9,892	(21,800)	(12,221)

Income from continuing operations before income taxes	22,176	1,336	5,239	(21,800)	6,951

Income tax benefit (provision)	(1,270)	(130)	1,600		200

Income from continuing operations	20,906	1,206	6,839	(21,800)	7,151

Loss from discontinued operations, net of income taxes	(67)				(67)

Net income	20,839	1,206	6,839	(21,800)	7,084

Net income attributable to non-controlling interest		(245)			(245)

Net income attributable to Headwaters Incorporated	$20,839	$961	$6,839	$(21,800)	$6,839

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended December 31, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$119,645	$12,200	$—	$—	$131,845
Construction materials	85,998				85,998
Energy technology	575				575
Total revenue	206,218	12,200	—	—	218,418

Cost of revenue:
Building products	84,594	8,565			93,159
Construction materials	60,670				60,670
Energy technology	318				318
Total cost of revenue	145,582	8,565	—	—	154,147

Gross profit	60,636	3,635	—	—	64,271

Operating expenses:
Selling, general and administrative	27,694	1,694	5,494		34,882
Amortization	4,198	368			4,566
Total operating expenses	31,892	2,062	5,494	—	39,448

Operating income (loss)	28,744	1,573	(5,494)	—	24,823

Other income (expense):
Net interest expense	(100)		(8,117)		(8,217)
Equity in earnings of subsidiaries			18,626	(18,626)	—
Other, net	(43)	(26)			(69)
Total other income (expense), net	(143)	(26)	10,509	(18,626)	(8,286)

Income from continuing operations before income taxes	28,601	1,547	5,015	(18,626)	16,537

Income tax benefit (provision)	(10,410)	(600)	7,410		(3,600)

Income from continuing operations	18,191	947	12,425	(18,626)	12,937

Loss from discontinued operations, net of income taxes		(216)			(216)

Net income	18,191	731	12,425	(18,626)	12,721

Net income attributable to non-controlling interest		(296)			(296)

Net income attributable to Headwaters Incorporated	$18,191	$435	$12,425	$(18,626)	$12,425

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$18,191	$731	$12,425	$(18,626)	$12,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,877	746	159		13,782
Interest expense related to amortization of debt issue costs and debt discount			567		567
Stock-based compensation	259		449		708
Deferred income taxes			6,482		6,482
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(63)		(1)		(64)
Net loss (gain) on disposition of property, plant and equipment	(49)	2			(47)
Loss on sale of discontinued operations, net of income taxes		8			8
Net loss of unconsolidated joint ventures		13			13
Equity in earnings of subsidiaries			(18,626)	18,626	0
Decrease in trade receivables	43,227	294			43,521
Increase in inventories	(889)	(370)			(1,259)
Decrease in accounts payable and accrued liabilities	(20,444)	(735)	(13,255)		(34,434)
Other changes in operating assets and liabilities, net	2,153	197	(2,781)		(431)
Net cash provided by (used in) operating activities	55,262	886	(14,581)	—	41,567

Cash flows from investing activities:
Business acquisitions	(34,602)	(22,699)			(57,301)
Purchase of property, plant and equipment	(6,727)	(56)	(902)		(7,685)
Proceeds from disposition of property, plant and equipment	107	(12)			95
Net decrease in long-term receivables and deposits	(1,178)		(123)		(1,301)
Net change in other assets	(78)	(38)	(1,241)		(1,357)
Net cash used in investing activities	(42,478)	(22,805)	(2,266)	—	(67,549)

Cash flows from financing activities:
Payments on long-term debt			(1,062)		(1,062)
Dividends paid to non-controlling interest in consolidated subsidiary		(355)			(355)
Employee stock purchases	275	11	88		374
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	63		1		64
Intercompany transfers	(10,578)	22,401	(11,823)		0
Net cash provided by (used in) financing activities	(10,240)	22,057	(12,796)	—	(979)

Net increase (decrease) in cash and cash equivalents	2,544	138	(29,643)	—	(26,961)

Cash and cash equivalents, beginning of period	25,819	3,577	113,201		142,597

Cash and cash equivalents, end of period	$28,363	$3,715	$83,558	$—	$115,636

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

In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products; in December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand; and in May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands. In fiscal 2015, we acquired two small businesses in the building products industry; in November 2015, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business known as Metro Roof Products; and in December 2015, we acquired certain assets and assumed certain liabilities of Enviroshake Inc., a company that manufactures and sells composite roofing products. Subsequent to December 31, 2015, we completed the acquisition of a small decking and railing company.

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

Building Products Segment.  Our strategy in the building products segment is to obtain growth with leadership economics, which includes four elements: (1) increase the number of products we are selling to core customers through internal development and bolt-on acquisitions; (2) focus on a total customer solution to value creation for our customers, rather than solely on price and product; (3) leverage our sales and marketing spend to core customers; and (4) standardize non-customer interfacing infrastructure. We believe we have successfully executed our strategy over the past several years, adding new trim, moulding, block, and roofing products to our portfolio, while improving margins.

Construction Materials Segment.  Our strategy in the construction materials segment is to negotiate long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, and is associated with demand for portland cement. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management.

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

In connection with several transactions during the March 2015 quarter, we significantly restructured our long-term debt, including repayment of our outstanding convertible senior subordinated notes. We entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. This variable-rate loan currently carries an interest rate of 4.50% and matures in March 2022, subject to certain early termination provisions. The net proceeds of approximately $414.7 million were used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes which carried a maturity date of April 2019. Finally, our ABL Revolver was amended to extend its maturity to March 2020, subject to certain early termination provisions, with more favorable interest rates.

Currently, except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. As of December 31, 2015, we had approximately $115.6 million of cash on hand, total liquidity of approximately $174.8 million, and additional cash flow is expected to be generated from operations over the next 12 months.

Capital expenditures for each of the years 2013 through 2015 ranged from approximately $29.0 million to $37.0 million, but are currently expected to be higher during 2016, to the extent we pursue certain growth opportunities.

In summary, our strategy for 2016 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures and strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The information set forth below compares our operating results for the three months ended December 31, 2015, the first quarter of our 2016 fiscal year (2016), with operating results for the three months ended December 31, 2014, the first quarter of our 2015 fiscal year (2015). Except as noted, the references to captions in the statements of income refer to continuing operations only.

Summary.  First quarter 2016 consolidated revenue increased by 9% to $218.4 million from $199.6 million for the first quarter of 2015, and gross profit increased by 15% to $64.3 million, compared to $55.7 million in 2015. Operating income improved from $19.2 million in 2015 to $24.8 million in 2016. Income from continuing operations was $12.9 million, or $0.17 per diluted share, for 2016, compared to $7.1 million, or $0.09 per diluted share, for 2015, representing increases of more than 80% year over year. In addition to improvement in operations, income benefited from substantially lower interest expense in 2016 resulting from the refinancing and repayment of debt completed in fiscal 2015. Net income attributable to Headwaters for 2016 including discontinued operations was $12.4 million, or diluted income per share of $0.17, compared to $6.8 million, or $0.09 per diluted share, in 2015.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 12%, from $117.5 million in 2015 to $131.8 million in 2016, including 9% organic growth. In 2016, gross profit increased 16%, to $38.7 million from $33.3 million in 2015, and operating income increased by 27%, to $15.1 million from $11.9 million. Organic revenue growth was driven primarily by volume increases in siding, stone, and block as we experienced strong demand in all three product categories, especially in our non-residential Texas markets, offsetting any impact from low oil prices on residential construction. Organic growth in our siding group may indicate an increase in exterior remodeling trends.

Revenue growth contributed to margin increases in the 2016 quarter, with gross margin increasing by 100 basis points and operating margin by 140 basis points over 2015. Also, several of our product groups continued to benefit from lower raw material, transportation and energy costs, which more than offset increased costs in other areas.

Including the small bolt-on block acquisition that we completed in September 2015, we have completed four bolt-on acquisitions in our building products segment through the end of January 2016. Two acquisitions were in roofing and will strengthen our presence in both the niche composite and stone-coated metal categories. We anticipate strong synergies from these two acquisitions as we consolidate our manufacturing footprint, improving efficiencies and our cost structure. The fourth acquisition that we completed in January 2016 added decking and railing to our two-step core customer offering. This decking transaction provides us with an opportunity to expand distribution to existing customers, develop additional decking related products, and increase our product and manufacturing expertise.

Underlying fundamentals of our end-markets continue to strengthen as single family housing starts are growing modestly. Builders have experienced shortages in skilled labor and construction labor, which has contributed to a more gradual recovery, but demand remains strong for our building products used in new residential construction. Many repair and remodel markets across the country are also gradually improving, although roofing was relatively flat during the December 2015 quarter, lacking storm generated activity.

New housing construction and residential repair and remodeling, which experienced significant declines in activity several years ago, have seen some recovery in recent years, although the recovery has been uneven. There has been and continues to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. Recent declines in oil prices may impact growth in regions such as Texas in the coming year due to the potential impact on job growth and employment. Regional differences in the health of housing construction impact the sales of our various product groups differently. It is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

According to the National Association of Home Builders (NAHB), new housing construction starts as of December 2015 were at a seasonally-adjusted annualized level of approximately 1.1 million units, compared to 1.0 million units and 1.1 million units in calendar 2014 and 2015, respectively. The most current 10- and 50-year averages for new housing starts were 1.0 million and 1.4 million units, respectively. During the last 57 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2015 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average approximately 1.2 million units a year from 2015 to 2025.

The National Association of Realtors reported that annual existing-home sales increased to a seasonally adjusted rate of 5.5 million units in December 2015. For all of calendar 2015, there were 5.3 million units sold, compared to 4.9 million units sold in calendar 2014. Total housing inventory as of December 31, 2015 was 1.8 million existing homes for sale, representing a 3.9-month supply. This compares to a 4.4-month supply as of December 31, 2014 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in December 2015 was 8% higher than in December 2014.

Some of our product offerings have been impacted by the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which continues to be weaker than new housing construction. However, as noted above, some improvement has been observed in repair and remodeling activity recently. Key trends, such as rising home sales and values, indicate potential for further growth in repair and remodeling, which represents the largest end use for our products. As noted above, roofing repair and remodel markets have been negatively impacted by the lack of storm activity.

Construction Materials Segment.  Construction materials revenue increased by 6% to $86.0 million in 2016, compared to $81.4 million in 2015. Service revenue represented approximately 21% of total segment revenue for the first quarter of 2016, as compared to 23% for the first quarter of 2015. Service revenue was 21% for all of fiscal 2015. The increase in revenue is primarily attributable to positive pricing for high-value CCPs. Gross profit increased by 16% to $25.3 million in 2016, compared to $21.9 million in 2015, and gross margin increased by 260 basis points to 29.5%. Operating income increased $3.5 million, or 26%, from $13.5 million in 2015 to $17.0 million in 2016, with a 320 basis point increase in operating margin.

The weighted average increase in CCP net pricing was higher in the December quarter than in the September quarter, a trend that started in early fiscal 2015. Year-over-year net pricing increases were nearly 8%, and we currently anticipate that the price increases will continue into the March quarter. While fly ash volumes were impacted by rain in the gulf coast during the December 2015 quarter, demand for fly ash continues to be robust. The continued favorable pricing environment results from solid demand for high quality CCPs used to replace portland cement and continued resilience in portland cement demand and pricing.

According to the Portland Cement Association’s (PCA) most recent projections, cement consumption increased by approximately 3.5 % in calendar 2015, and could increase 5.0 % in 2016 and 5.7 % in 2017. It is not possible to accurately predict the future trends of cement consumption, nor the correlation between cement usage and fly ash sales. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In April 2015, the PCA’s Chief Economist indicated that in 2013 a trough point was reached for road construction, which accounts for the largest amount of public cement consumption.

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

The American Coal Ash Association (ACAA) released recent findings on the U.S. production and utilization of CCPs, particularly fly ash. The ACAA report, which is based on an in-depth analysis by the American Road and Transportation Builders Association, takes into account the economic and political factors that have influenced production and utilization of CCPs over the last 40 years, and predicts the availability and demand for CCPs for the next 20 years. The forward looking projections take into account historic CCP data, projected electric generation from coal-fueled utilities, and the U.S. economy.

CCPs are used as a supplementary cementitious material, and are widely used along with cement in concrete mixtures to enhance the strength and durability of concrete structures. Data shows that using fly ash as a partial replacement for portland cement can almost double the life of a highway system. Demand for ready mixed concrete is a primary driver for fly ash utilization. The ACAA report stated, “The utilization rate of fly ash has grown from 8.4 percent of production in 1974 to 43.7 percent in 2013, when 23.3 million tons were beneficially used.” The ACAA report continues, “Based on ready mixed concrete market projections, fly ash utilization is forecast to increase to 35.7 million tons in 2033 — a 53 percent cumulative increase over the next two decades.” Beneficial uses of fly ash include grout, mining applications, structural fill, stabilization of soils and wastes, cement raw feed, and the partial replacement of portland cement in concrete.

The report also predicts a steady supply of CCPs will be available due to anticipated growth in electricity demand. “Coal will continue to account for a significant percentage of U.S. electric generation during the next two decades. As a result, CCP production is expected to remain steady, increasing by 5 percent through 2033. Fly ash production is forecast to reach 54.6 million tons in 2033.”

The following chart from the U.S. Energy Information Administration shows the potential significance of the major sources of electricity generation under several different scenarios, all of which show that coal will continue to be a major fuel source for many years to come.

Also, as shown in the graph below from the American Road and Transportation Builders Association, CCP supply is expected to grow in the future even as electric generation remains relatively stable.

Energy Technology Segment.  Energy technology segment revenue was not material for either 2016 or 2015. Revenue is normally primarily impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Selling, general and administrative expenses increased 9% from 2015 to 2016 due primarily to approximately $1.7 million of non-recurring and recurring expenses for the businesses acquired in fiscal 2015 and 2016, and to a lesser extent, organic growth in our operations. Amortization of intangible assets did not change materially from 2015 to 2016, but will increase somewhat from the current level once the intangible assets acquired in the 2016 business acquisitions are identified and valued.

Net Interest Expense.  In 2016, net interest expense decreased approximately $3.7 million from 2015, due to the debt restructuring that occurred in the March 2015 quarter which is described in detail in Note 7 to the condensed consolidated financial statements.

Income Tax Provision.  Reference is made to Note 9 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% for fiscal 2016 and the 10% effective tax rate for 2015, along with the discrete items recognized in both periods.

Discontinued Operations.  We recorded $0.2 million of loss from discontinued operations in 2016 and $0.1 million of loss in 2015. The losses for both periods include operating losses (primarily expenses for certain litigation which commenced prior to disposal of the business) and adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold.

For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods when such amounts are received. Coal markets in the U.S. have deteriorated since the coal cleaning facilities were sold. We currently expect that additional adjustments to the recognized gains and losses from sale of the facilities may be recorded in the future as certain contingencies are resolved; however, we do not currently expect to receive significant additional cash receipts related to production royalties or deferred purchase price.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and December 31, 2015, approximately $7.4 million and $7.2 million, respectively, was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

Impact of Inflation and Related Matters

In certain periods, some of our operations in the building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride, cement and aggregates. Currently, cement and aggregate costs are increasing, while resin costs are stable. In prior periods, we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

There has been a dramatic reduction in oil prices since the summer of 2014, which has had a positive effect on fuel and transportation costs during 2015 and 2016. If oil prices were to remain near their current low level for the long-term, the positive impact on costs may continue for some time, but manufacturers of resins are anticipating increased sales prices as they modify manufacturing capacity. Further, revenues in certain of our operations could be negatively affected by lower oil prices. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues. Currently, we do not believe low oil prices will significantly affect 2016 revenues.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities in 2016 was approximately $41.6 million, compared to approximately $8.1 million in 2015. The primary differences in the components of operating cash flows between the two periods were 1) the $5.6 million increase in net income in 2016, augmented by a $6.5 million change in deferred tax assets in 2016 following release of the valuation allowance in September 2015; 2) a $9.8 million increase related to collection of accounts receivable, primarily in our construction materials and energy technology segments; and 3) a $6.0 million increase related to current payables, due primarily to a change in cash flows for payments of interest on long-term debt, as a result of the debt restructuring that occurred in the March 2015 quarter.

In 2016, our primary investing activities consisted of business acquisitions and capital expenditures, and in 2015 our primary investing activity consisted of capital expenditures. There were no significant financing activities in either period. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2016, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products. We also acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. Combined consideration paid for these two acquisitions, net of cash acquired, was approximately $57.3 million, which amount is subject to adjustment for the final calculations of acquisition-date working capital, which calculations are currently expected to be finalized in the March 2016 quarter. Direct acquisition costs were not material.

In both 2015 and 2016, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to the construction materials segment and more discretionary expenditures for new product lines or projects. Capital expenditures for all of fiscal 2016 for both maintenance and growth are currently expected to be approximately $50.0 million, and possibly more, to the extent we pursue certain growth opportunities. Funding for capital expenditures is expected to come from working capital. As of December 31, 2015, we were committed to spend approximately $6.9 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 20% or less of total potential availability under the facility. Subsequent to December 31, 2015, Headwaters completed the acquisition of a small decking and railing company.

Following the sale of all remaining coal cleaning facilities in 2013, there are no remaining assets held for sale from our discontinued operations. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods when such amounts are received; however, we do not currently expect to receive significant additional cash receipts related to production royalties or deferred purchase price.

One of our subsidiaries is currently performing permit reclamation responsibilities at one former coal cleaning site. As of December 31, 2015, approximately $7.2 million was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In March 2015, we entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. Features and restrictions relating to the Term Loan Facility are described in Note 7 to the condensed consolidated financial statements.

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7¼% senior notes remains outstanding at that time. We currently expect to reduce the outstanding amount of the 7¼% senior notes to less than $50.0 million prior to October 2018, either though repayment or refinancing. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. Pursuant to open market transactions subsequent to December 31, 2015, we repurchased and cancelled approximately $3.8 million of the 7¼% senior notes.

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

Headwaters is a holding company and repayment of our senior secured Term Loan Facility and 7¼% senior unsecured notes is dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. In the event of a default, the ABL Revolver limits the ability of the ABL borrowers, all of which are our subsidiaries, to make distributions to enable us to make payments in respect of our senior secured Term Loan Facility and senior unsecured notes. There are no other significant contractual or governmental restrictions on our ability to obtain funds from our guarantor subsidiaries.

We were in compliance with all debt covenants as of December 31, 2015. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

There have been no borrowings under the ABL Revolver since it was put in place. The ABL Revolver has a termination date of March 2020, with a contingent provision for early termination at any time within three months prior to the earliest maturity date of the Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

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

As of December 31, 2015, availability under the ABL Revolver was approximately $59.2 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of December 31, 2015, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 2.0. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income (loss) i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

If availability under the ABL Revolver were to decline below $8.75 million at some future date and in addition the fixed charge coverage ratio was below 1.0, the ABL Revolver lender could issue a notice of default. If a notice of default were to become imminent, we would seek an amendment to the ABL Revolver, or alternatively, a waiver of the availability requirement and/or fixed charge coverage ratio for a period of time. We do not currently believe it is likely we will reach the lower limits of both our ABL Revolver and the fixed charge coverage ratio. See Note 7 to the condensed consolidated financial statements for more detailed descriptions of the terms of our long-term debt and our ABL Revolver.

In August 2015, we filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

Working Capital.  As of December 31, 2015, our working capital was $177.1 million (including $115.6 million of cash and cash equivalents) compared to $210.3 million as of September 30, 2015. We currently expect operations to produce positive cash flow during fiscal 2016 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were approximately $1.0 million for both 2016 and 2015. As of December 31, 2015, our U.S. and state NOL and capital loss carryforwards totaled approximately $61.3 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of December 31, 2015, which expire from 2028 to 2033.

We do not currently expect cash outlays for income taxes during the next 12 months to be significant. Even though we are now recording income tax expense at a normalized rate of approximately 39%, until our NOL and tax credit carryforwards are exhausted, cash payments for income taxes will be minimal. For example, in fiscal 2016, we currently expect cash payments for income taxes to be approximately $5.0 million, representing primarily state income taxes in certain state jurisdictions.

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

Cash Performance Unit Awards. As described in the Form 10-K and in Note 12 to the condensed consolidated financial statements, in fiscal 2014 and 2015 the Compensation Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during those years, including a provision for adjustment for changes in our average stock price during the respective fiscal years. The terms of these awards also included an added feature that provides for potential further adjustment based on cash flows generated in the two years subsequent to the year of grant, or the base performance year. Therefore, adjustments to the estimated liability for the 2014 awards may occur in fiscal 2016 and adjustments to the estimated liability for the 2015 awards may occur in fiscal 2016 and fiscal 2017, depending on cash flows generated in those years.

In the December 2015 quarter, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during fiscal 2016, with terms similar to those described above for 2014 and 2015. Expense for these awards, including adjustments for changes in our average stock price during 2016, will be recognized during 2016, subject to potential further adjustment in 2017 and 2018, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2012 the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of December 31, 2015. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of December 31, 2015, approximately $1.4 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in our stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in our statement of income each quarter in fiscal 2016, until the SARs are exercised or expire on September 30, 2016.

Compensation expense (benefit) for all cash-settled SARs was approximately $1.3 million and $(0.2) million for the three months ended December 31, 2014 and 2015, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.1 million in the ultimate payout liability for all remaining cash-settled SARs.

Variable-Rate Debt.  As described in Note 7 to the condensed consolidated financial statements, we have outstanding a variable-rate Term Loan Facility which currently bears interest at 4.5%. The interest rate cannot decrease below the current level but will increase if the eurocurrency (LIBO) rate exceeds the 1% floor. Assuming there were no change in the amount of debt outstanding and the LIBO rate did increase beyond the floor, a change in the interest rate of 1% could change our interest expense by up to approximately $4.2 million per year. Also as described in Note 7, any future borrowings under our ABL Revolver will bear interest at a variable rate.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2015 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended December 31, 2015, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2015 – October 31, 2015	0	n/a	n/a	n/a
November 1, 2015 – November 30, 2015	6,370	$19.23	n/a	n/a
December 1, 2015 – December 31, 2015	0	n/a	n/a	n/a
Total	6,370	$19.23	n/a	n/a

(1)         Includes broker commissions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Because one of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site, information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 106 of Regulation S-K (17 CFR 229.106) has been included in Exhibit 95 to this quarterly report.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are included herein:

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
99.36	Form of Notice of Stock Appreciation Right Grant (November 2015)	*
99.37	Form of Restricted Stock Award Grant Notice (November 2015)	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 4, 2016	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2016	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)