Form 10-Q
period 2016-03-31
HEADWATERS INC
filed 2016-05-05
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock as of April 29, 2016 was 74,051,681.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2015	2016

ASSETS

Current assets:
Cash and cash equivalents	$142,597	$58,491
Trade receivables, net	134,384	106,152
Inventories	55,074	66,080
Current income taxes	329	2,430
Other	11,827	11,162
Total current assets	344,211	244,315

Property, plant and equipment, net	185,718	194,377

Other assets:
Goodwill	178,199	246,167
Intangible assets, net	143,718	161,762
Deferred income taxes	92,852	83,626
Other	34,321	40,407
Total other assets	449,090	531,962

Total assets	$979,019	$970,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,306	$20,017
Accrued personnel costs	52,544	35,389
Accrued interest	2,295	2,241
Other accrued liabilities	49,486	52,108
Current portion of long-term debt	4,250	4,250
Total current liabilities	133,881	114,005

Long-term liabilities:
Long-term debt, net	558,080	553,330
Income taxes	6,590	2,930
Other	30,186	34,260
Total long-term liabilities	594,856	590,520
Total liabilities	728,737	704,525

Commitments and contingencies

Redeemable non-controlling interest in consolidated subsidiary	12,431	12,275

Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,896 shares at September 30, 2015 (including 83 shares held in treasury) and 74,048 shares at March 31, 2016 (including 94 shares held in treasury)	74	74
Capital in excess of par value	728,667	730,349
Retained earnings (accumulated deficit)	(489,889)	(475,363)
Treasury stock	(1,001)	(1,206)
Total stockholders’ equity	237,851	253,854

Total liabilities and stockholders’ equity	$979,019	$970,654

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2015	2016	2015	2016

Revenue:
Building products	$106,406	$129,195	$223,940	$261,040
Construction materials	67,498	71,755	148,902	157,753
Energy technology	5,821	1,382	6,480	1,957
Total revenue	179,725	202,332	379,322	420,750

Cost of revenue:
Building products	79,481	93,174	163,673	186,333
Construction materials	50,738	53,812	110,249	114,482
Energy technology	2,365	469	2,572	787
Total cost of revenue	132,584	147,455	276,494	301,602

Gross profit	47,141	54,877	102,828	119,148

Operating expenses:
Selling, general and administrative	34,351	37,882	66,380	72,764
Amortization	4,560	4,815	9,046	9,381
Total operating expenses	38,911	42,697	75,426	82,145

Operating income	8,230	12,180	27,402	37,003

Other income (expense):
Net interest expense	(35,965)	(8,056)	(47,917)	(16,273)
Other, net	(33)	(12)	(302)	(81)
Total other income (expense), net	(35,998)	(8,068)	(48,219)	(16,354)

Income (loss) from continuing operations before income taxes	(27,768)	4,112	(20,817)	20,649

Income tax benefit (provision)	2,780	(1,500)	2,980	(5,100)

Income (loss) from continuing operations	(24,988)	2,612	(17,837)	15,549

Loss from discontinued operations, net of income taxes	(210)	(228)	(277)	(444)

Net income (loss)	(25,198)	2,384	(18,114)	15,105

Net income attributable to non-controlling interest	(259)	(283)	(504)	(579)

Net income (loss) attributable to Headwaters Incorporated	$(25,457)	$2,101	$(18,618)	$14,526

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.34)	$0.03	$(0.25)	$0.21
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
	$(0.34)	$0.03	$(0.25)	$0.20
Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.34)	$0.03	$(0.25)	$0.20
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
	$(0.34)	$0.03	$(0.25)	$0.19

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2016

	Common stock		Capital in excess	Retained earnings (accumulated	Treasury	Total stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity

Balances as of September 30, 2015	73,896	$74	$728,667	$(489,889)	$(1,001)	$237,851

Issuance of common stock pursuant to employee stock purchase plan	34	0	539			539

Issuance of restricted stock, net of cancellations	90	0				0

Exercise of stock appreciation rights	28	0				0

Tax shortfall from exercise of stock appreciation rights and vesting of restricted stock			(583)			(583)

Stock-based compensation			1,521			1,521

Net 11 share increase in treasury stock held for deferred compensation plan obligations, at cost			205		(205)	0

Net income attributable to Headwaters Incorporated for the six months ended March 31, 2016				14,526		14,526

Balances as of March 31, 2016	74,048	$74	$730,349	$(475,363)	$(1,206)	$253,854

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
(in thousands)	2015	2016

Cash flows from operating activities:
Net income (loss)	$(18,114)	$15,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,856	27,897
Interest expense related to amortization of debt issue costs and debt discount	5,042	1,184
Stock-based compensation	1,339	1,521
Deferred income taxes	477	8,643
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	(97)
Net loss (gain) on disposition of property, plant and equipment	113	(46)
Loss on sale of discontinued operations, net of income taxes	241	3,040
Net loss of unconsolidated joint ventures	234	26
Decrease in trade receivables	28,347	33,538
Increase in inventories	(10,628)	(4,066)
Decrease in accounts payable and accrued liabilities	(47,580)	(36,372)
Other changes in operating assets and liabilities, net	(8,769)	(6,025)
Net cash provided by (used in) operating activities	(23,442)	44,348

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,200)	(96,457)
Investments in unconsolidated joint venture	(125)	0
Purchase of property, plant and equipment	(17,474)	(20,882)
Proceeds from disposition of property, plant and equipment	640	404
Net decrease (increase) in long-term receivables and deposits	3,650	(1,729)
Net change in other assets	(344)	(3,817)
Net cash used in investing activities	(14,853)	(122,481)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	414,675	0
Payments on long-term debt	(448,736)	(5,874)
Dividends paid to non-controlling interest in consolidated subsidiary	(927)	(735)
Employee stock purchases	464	539
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	97
Net cash used in financing activities	(34,524)	(5,973)

Net decrease in cash and cash equivalents	(72,819)	(84,106)

Cash and cash equivalents, beginning of period	152,542	142,597

Cash and cash equivalents, end of period	$79,723	$58,491

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of Presentation — Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the six months ended March 31, 2015, approximately 10% of Headwaters’ total revenue and cost of revenue was for services. During the six months ended March 31, 2016, approximately 9% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2015 (Form 10-K) and in Headwaters’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

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

March 31, 2016

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09. The mandatory adoption date of ASC 606 for Headwaters is now October 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. Headwaters continues to evaluate ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The mandatory adoption date of ASC 842 for Headwaters is October 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Headwaters currently expects that upon adoption of ASC 842, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC Topic 718, Compensation—Stock Compensation), which changes how companies account for certain aspects of share-based payments to employees. Among other things, the new rules eliminate the requirement to record excess tax benefits in additional paid-in capital and instead require all such tax benefits to be recorded in the income statement. Most of the amendments are mandatory while one, how to account for forfeitures, requires a policy election. The adoption date for Headwaters is no later than October 1, 2017. Different methods of adoption are required for the various amendments and early adoption is permitted, but all of the amendments must be adopted in the same period. Headwaters is evaluating ASU 2016-09 and at the current time does not know what effects adoption of the new standard will have on its financial statements and whether the impact will be material, nor has it been determined when the new standard will be adopted.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

	Three Months Ended March 31, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$106,406	$67,498	$5,821	$0	$179,725

Depreciation and amortization	$(8,702)	$(3,799)	$(341)	$(104)	$(12,946)

Operating income (loss)	$4,679	$8,175	$1,473	$(6,097)	$8,230
Net interest expense					(35,965)
Other income (expense), net					(33)
Income tax benefit					2,780
Loss from continuing operations					(24,988)
Loss from discontinued operations, net of income taxes					(210)
Net loss					$(25,198)

Capital expenditures	$6,131	$1,026	$61	$1,485	$8,703

Segment assets as of September 30, 2015	$412,867	$294,057	$45,671	$226,424	$979,019

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	Three Months Ended March 31, 2016
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$129,195	$71,755	$1,382	$0	$202,332

Depreciation and amortization	$(9,691)	$(3,949)	$(324)	$(151)	$(14,115)

Operating income (loss)	$10,820	$9,215	$(1,163)	$(6,692)	$12,180
Net interest expense					(8,056)
Other income (expense), net					(12)
Income tax expense					(1,500)
Income from continuing operations					2,612
Loss from discontinued operations, net of income taxes					(228)
Net income					$2,384

Capital expenditures	$11,144	$1,197	$0	$856	$13,197

Segment assets as of March 31, 2016	$461,565	$311,693	$39,529	$157,867	$970,654

	Six Months Ended March 31, 2015
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$223,940	$148,902	$6,480	$0	$379,322

Depreciation and amortization	$(17,415)	$(7,535)	$(694)	$(212)	$(25,856)

Operating income (loss)	$16,627	$21,663	$(138)	$(10,750)	$27,402
Net interest expense					(47,917)
Other income (expense), net					(302)
Income tax benefit					2,980
Loss from continuing operations					(17,837)
Loss from discontinued operations, net of income taxes					(277)
Net loss					$(18,114)

Capital expenditures	$12,152	$2,374	$229	$2,719	$17,474

	Six Months Ended March 31, 2016
(in thousands)	Building products	Construction materials	Energy technology	Corporate	Totals

Segment revenue	$261,040	$157,753	$1,957	$0	$420,750

Depreciation and amortization	$(19,157)	$(7,783)	$(647)	$(310)	$(27,897)

Operating income (loss)	$25,905	$26,168	$(2,884)	$(12,186)	$37,003
Net interest expense					(16,273)
Other income (expense), net					(81)
Income tax expense					(5,100)
Income from continuing operations					15,549
Loss from discontinued operations, net of income taxes					(444)
Net income					$15,105

Capital expenditures	$17,148	$1,976	$0	$1,758	$20,882

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Combined consideration paid for the two acquisitions, net of cash acquired, was approximately $57.0 million. Direct acquisition costs were not material. Results of operations are being reported within the building products segment and have been included with Headwaters’ consolidated results beginning November 13, 2015 and December 3, 2015, respectively.

Metro is a manufacturer of stone-coated metal roofing materials in the U.S., selling products with an aesthetic resemblance to tile, shake, slate, or asphalt, but which offer the strength and durability of steel. Metro sells to both distributors and contractors. Enviroshake engineers composite roofing products that replicate the look of cedar shake, cedar shingle and slate and uses a direct distribution model to market and sell its products to customers. The acquisitions of Metro and Enviroshake increase the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of continuing focus for Headwaters.

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

(in thousands)

Current assets	$7,610
Current liabilities	(1,059)
Property, plant and equipment	1,411
Intangible assets:
Customer relationships (12-year life)	8,040
Tradenames (indefinite life)	5,566
Intellectual property (indefinite life)	9,800
Goodwill	25,627
Net assets acquired	$56,995

The process of identifying and valuing the intangible assets that were acquired is in the early stages. When those intangible assets have been identified and valued, and estimated useful lives are determined, amortization of the intangible assets will be adjusted effective as of the acquisition dates. Future growth attributable to such things as new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is expected to be tax deductible over a 15-year period.

Synthetic Materials — On March 17, 2016, Headwaters acquired 100% of the equity interests in a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC (SynMat), with operations in several locations in the Eastern U.S. This acquisition is expected to expand Headwaters’ presence in the CCP industry.

Consideration paid on the date of acquisition, net of cash acquired, was approximately $33.1 million, which is subject to adjustment for the final calculation of acquisition-date working capital. The working capital adjustment is currently expected to be finalized in the June 2016 quarter. In addition to the net cash paid as of the acquisition date, approximately $12.0 million of liabilities have been recorded for future estimated payments, all of which are expected to be made within 12 months from the acquisition date. Direct acquisition costs were not material. Results of operations are

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

being reported within the construction materials segment and have been included with Headwaters’ consolidated results beginning March 17, 2016.

Synthetic gypsum is used as a substitute for mined gypsum with application in the manufacture of wallboard and cement and as an agricultural soil amendment, among other uses. SynMat is a leading processor of synthetic gypsum and Headwaters expects marketing and operational synergies in the combination of Headwaters’ current CCP operations with those of SynMat.

The SynMat acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)

Current assets	$4,210
Current liabilities	(2,588)
Property, plant and equipment	3,258
Goodwill and intangible assets	40,243
Net assets acquired	$45,123

The process of identifying and valuing the intangible assets that were acquired is in the early stages and all intangible assets have been included with goodwill in the March 31, 2016 balance sheet. When those intangible assets have been identified and valued, and estimated useful lives are determined, amortization of the intangible assets will be adjusted effective as of the acquisition date. Future growth attributable to such things as new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, all of which is expected to be tax deductible over a 15-year period.

Other — During the March 2016 quarter, Headwaters acquired certain decking manufacturing assets for cash consideration of approximately $6.3 million. The assets are being relocated to one of Headwaters’ current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase Headwaters’ product and manufacturing expertise.

Subsequent to March 31, 2016, Headwaters completed the acquisition of a small concrete roof tile company with operations in Florida and Texas. This acquisition is expected to expand Headwaters’ existing customer base in niche concrete roofing products.

Combined Financial Information — No revenue or earnings from the acquired businesses described above are included in Headwaters’ Statements of Operations for the 2015 periods. The actual revenue from the acquired businesses included in Headwaters’ Statements of Operations for the three and six months ended March 31, 2016 was approximately $3.4 million and $5.4 million, respectively. The actual earnings (loss) from the acquired businesses included in Headwaters’ Statements of Operations for the three and six months ended March 31, 2016 was approximately $(1.0) million and $(1.4) million, respectively.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

The following unaudited information presents the pro forma consolidated revenue and net income for Headwaters for the periods indicated as if the 2016 acquisitions had been included in Headwaters’ consolidated results of operations beginning October 1, 2014.

	Three months ended March 31,		Six months ended March 31,
Unaudited (in thousands)	2015	2016	2015	2016

Pro forma revenue	$190,466	$207,224	$402,340	$435,713
Pro forma net income (loss)	$(24,272)	$3,337	$(16,569)	$17,247

The above unaudited pro forma results have been calculated by combining the historical results of Headwaters and the acquired businesses as if all acquisitions had occurred as of the beginning of the fiscal year prior to the acquisition dates, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results include estimates for intangible asset amortization for some but not all acquisitions and therefore will change when the final intangible asset values and useful lives have been determined.

The pro forma results reflect elimination of the following expenses that were incurred in the six months ended March 31, 2016 (since for purposes of the pro forma presentation they have been reflected in 2015 instead of in 2016): $0.5 million of direct acquisition costs and $0.5 million of nonrecurring expense related to the fair value adjustments to acquisition-date inventories. For all periods presented, historical depreciation and amortization expense of the acquired companies was adjusted to reflect the acquisition date fair value amounts of the related tangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisitions to Headwaters’ accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

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

Because there is no fixed redemption date for the put right, Headwaters compares the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on a prescribed EBITDA formula to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during the six months ended March 31, 2016:

(in thousands)

Balance as of September 30, 2015	$12,431
Net income attributable to non-controlling interest	579
Dividends paid to non-controlling interest	(735)
Balance as of March 31, 2016	$12,275

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

March 31, 2016

(Unaudited)

The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is shown in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2015	2016	2015	2016

Revenue	$0	$0	$0	$0

Gain (loss) from operations of discontinued operations before income taxes	$(14)	$2,679	$(36)	$2,341
Loss on disposal	(196)	(3,032)	(241)	(3,040)
Income tax benefit	0	125	0	255
Loss from discontinued operations, net of income taxes	$(210)	$(228)	$(277)	$(444)

The gain (loss) from operations reflected in the table above represents primarily the activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was settled favorably to Headwaters during the March 2016 quarter, resulting in a gain. In accordance with terms of the settlement agreement, Headwaters could receive additional cash receipts, dependent primarily upon future coal sales. Potential future cash receipts have not been recognized and will be accounted for in the periods when any such amounts are received.

Headwaters sold all of its coal cleaning facilities in 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, adjustments of the previously recognized estimated gains on the sales transactions have been recorded, including the reported amounts reflected in the table. Headwaters currently expects that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and March 31, 2016, approximately $7.4 million and $9.8 million, respectively, was accrued for this reclamation liability.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

5.              Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2015	March 31, 2016

Raw materials	$12,831	$15,164
Finished goods	42,243	50,916
	$55,074	$66,080

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

6.              Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

		September 30, 2015		March 31, 2016
(in thousands of dollars)	Estimated useful lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade names	Indefinite	$15,300	$—	$22,135	$—
Intellectual property	Indefinite	—	—	10,650	—

CCP contracts	15 - 20 years	112,300	69,875	112,300	72,717
Customer relationships	5 - 17 years	109,078	57,844	117,849	61,955
Trade names	5 - 20 years	66,960	36,554	66,960	38,245
Patents and patented technologies	5 - 19 years	14,526	12,574	15,021	12,515
Other	5 - 17 years	4,585	2,184	4,685	2,406
		$322,749	$179,031	$349,600	$187,838

The above table includes preliminary amounts for only a portion of the intangible assets acquired in 2016 because the process of identifying and valuing those assets is in the early stages. Total amortization expense related to intangible assets was approximately $4.6 million and $4.8 million for the March 2015 and 2016 quarters, respectively, and approximately $9.0 million and $9.4 million for the six months ended March 31, 2015 and 2016, respectively.

Total estimated annual amortization expense for 2016 through 2021 is shown in the following table; however, the amounts will change once the intangible assets for the recent acquisitions are identified and valuations are finalized.

Year ending September 30:	(in thousands)
2016	$18,759
2017	17,875
2018	17,830
2019	16,808
2020	12,574
2021	12,514

7.              Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $573.9 million as of September 30, 2015 and $568.1 million as of March 31, 2016. As of those dates, the discounted carrying value of long-term debt consisted of the following:

(in thousands)	September 30, 2015	March 31, 2016

Senior secured term loan, due March 2022 (face amount $423,938 as of September 30, 2015 and $421,813 as of March 31, 2016)	$414,490	$413,115
7¼% Senior notes, due January 2019 (face amount $150,000 as of September 30, 2015 and $146,250 as of March 31, 2016)	147,840	144,465

Carrying amount of long-term debt, net of discounts and debt issue costs	562,330	557,580
Less current portion	(4,250)	(4,250)

Long-term debt	$558,080	$553,330

Senior Secured Term Loan — In March 2015, Headwaters entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. The loan will mature in March 2022, subject to certain exceptions

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.5% for any eurocurrency loan and 2.5% for any alternate base rate loan. Interest is payable quarterly, and as of March 31, 2016, the interest rate on borrowings under the Term Loan Facility was 4.5%.

Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters’ annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. Headwaters was not required to make any prepayments under these requirements during the six months ended March 31, 2016.

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of March 31, 2016.

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

7¼% Senior Notes — In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are subordinate in priority to the senior secured Term Loan Facility described above and the ABL Revolver described below, to the extent of the value of the assets securing such debt, and are senior to all other future subordinated debt. Pursuant to open market transactions during the March 2016 quarter, Headwaters repurchased and cancelled approximately $3.8 million of the 7¼% senior notes. The associated premium and accelerated debt issue costs which were charged to interest expense were not material.

Headwaters can redeem the 7¼% notes, in whole or in part, at redemption prices that decline over time from 103.625% to 100.0%, depending on the redemption date. If there is a change in control, Headwaters will be required to offer to purchase

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

the notes from holders at a purchase price equal to 101% of the principal amount. The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all covenants as of March 31, 2016.

ABL Revolver — Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of March 31, 2016. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of March 31, 2016, Headwaters had secured letters of credit under the ABL Revolver of approximately $8.8 million for various purposes and had availability under the ABL Revolver of approximately $59.2 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2016, the interest rate on those borrowings would have been approximately 2.1%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2016.

7-5/8% Senior Secured Notes — In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes. In March 2015, Headwaters irrevocably deposited with the trustee of the notes an amount sufficient to pay and discharge all obligations under the notes and the related indenture, which discharge the trustee acknowledged. This discharge resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in Headwaters’ statements of operations for 2015.

Convertible Senior Subordinated Notes — Pursuant to open market transactions in February 2015, Headwaters repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, aggregating approximately $49.0 million. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense.

Headwaters’ Chairman and CEO was a holder of $1.16 million of the 8.75% notes, which holding was purchased in the open market. Due to immateriality, the remaining balance of these convertible notes was included with other accrued liabilities in the consolidated balance sheet as of September 30, 2015. The notes matured in the March 2016 quarter in normal course and were repaid.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Interest and Debt Maturities — During the March 2015 and 2016 quarters, Headwaters incurred total interest costs of approximately $36.1 million and $8.3 million, respectively, including approximately $4.5 million and $0.6 million, respectively, of non-cash interest expense. During the six months ended March 31, 2015 and 2016, Headwaters incurred total interest costs of approximately $48.3 million and $16.7 million, respectively, including approximately $5.0 million and $1.2 million, respectively, of non-cash interest expense. As described above, approximately $21.3 million of interest expense incurred in the 2015 periods resulted from the early repayment of the 7-5/8% senior secured notes. Neither capitalized interest nor interest income was material for any period presented.

The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 5.2% at September 30, 2015 and March 31, 2016. Except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, Headwaters has no debt maturities until January 2019.

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

As of September 30, 2015 and March 31, 2016, only the 7¼% senior notes have a fixed rate and the aggregate fair value of this debt as of September 30, 2015 would have been approximately $156.4 million, compared to a carrying value of $147.8 million. As of March 31, 2016, the aggregate fair value of this debt would have been approximately $151.0 million, compared to a carrying value of $144.5 million. Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers.

9.              Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2016, exclusive of discrete items, is currently expected to be approximately 39%. This estimated rate was used to record income taxes for the six months ended March 31, 2016. For the six months ended March 31, 2015, Headwaters used an estimated effective income tax rate for continuing operations of 10%. Headwaters also recognized tax benefit for discrete items of $0.9 million in 2015 and $3.0 million in 2016 which did not affect the calculation of the estimated effective income tax rates for the respective fiscal years. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

Beginning in 2011 and until September 2015, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for 2015. The estimated income tax rate of 10% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income was expected to be generated.

As of March 31, 2016, Headwaters’ U.S. and state NOL and capital loss carryforwards totaled approximately $59.8 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of March 31, 2016, which expire from 2028 to 2033.

The calculation of tax liabilities involves uncertainties in the application of complex tax regulations in multiple tax jurisdictions. Headwaters currently has open tax years subject to examination by the IRS and state tax authorities for the years 2012 through 2015. Headwaters recognizes potential liabilities for anticipated tax audit issues in the U.S. and state tax jurisdictions based on estimates of whether, and the extent to which, additional taxes and interest will be due. If events occur (or do not occur) as expected and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

are no longer required to be recorded in the consolidated financial statements. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. It is reasonably possible that the amount of Headwaters’ unrecognized income tax benefits could change significantly within the next 12 months. These changes could be the result of Headwaters’ ongoing tax audits, the settlement of outstanding audit issues or the lapse of tax statutes of limitation. However, due to the issues being examined, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued.

10.       Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation — In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of March 31, 2016, the treasury stock and related deferred compensation obligation had fair values of approximately $1.9 million, which was $0.7 million higher than the carrying values at cost.

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

Stock-based compensation expense was approximately $0.7 million and $0.8 million for the March 2015 and 2016 quarters, respectively, and $1.3 million and $1.5 million for the six months ended March 31, 2015 and 2016, respectively. As of March 31, 2016, there was approximately $4.1 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

Shelf Registration — In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per-share amounts)	2015	2016	2015	2016

Numerator:
Income (loss) from continuing operations	$(24,988)	$2,612	$(17,837)	$15,549

Income from continuing operations attributable to non-controlling interest	(259)	(283)	(504)	(579)

Adjustment of estimated redemption value of non-controlling interest	276	0	0	0

Numerator for basic and diluted earnings per share from continuing operations — income (loss) from continuing operations attributable to Headwaters Incorporated	(24,971)	2,329	(18,341)	14,970

Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(210)	(228)	(277)	(444)

Numerator for basic and diluted earnings per share — net income (loss) attributable to Headwaters Incorporated	$(25,181)	$2,101	$(18,618)	$14,526
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,555	73,818	73,501	73,804
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	0	1,523	0	1,549
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	73,555	75,341	73,501	75,353

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.34)	$0.03	$(0.25)	$0.21
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
	$(0.34)	$0.03	$(0.25)	$0.20

Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$(0.34)	$0.03	$(0.25)	$0.20
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
	$(0.34)	$0.03	$(0.25)	$0.19

Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	3,811	256	2,358	292
Stock options	105	0	105	36
Restricted stock	264	0	132	0

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

12.       Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2016, not disclosed elsewhere, are as follows:

Compensation Arrangements — Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K, including fiscal 2016 grants made in the December 2015 quarter. Headwaters currently expects that amounts could be earned in fiscal 2016 under the terms of the fiscal 2016 awards. Also, as explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject to adjustment for cash flows generated in fiscal 2016 and the amounts accrued under the fiscal 2015 awards are subject to adjustment for cash flows generated in fiscal 2016 and 2017.

Cash-Settled SAR Grants.  In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of March 31, 2016. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of March 31, 2016, approximately $1.6 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in Headwaters’ stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in Headwaters’ Statement of Operations each quarter in fiscal 2016, until the SARs are exercised or expire on September 30, 2016. Compensation expense for all cash-settled SARs was approximately $2.7 million and $0.1 million for the six months ended March 31, 2015 and 2016, respectively.

Property, Plant and Equipment — As of March 31, 2016, Headwaters was committed to spend approximately $4.9 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $1.7 million and $(2.1) million of expense (credit) for legal matters during the six months ended March 31, 2015 and 2016, respectively. The 2016 amount includes the effect of settlement of certain litigation. Costs for outside legal counsel comprised a majority of all other Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $0 up to the amounts sought by claimants and therefore has recorded a liability of $0 as of March 31, 2016. The substantial claims and damages sought by claimants are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO and related companies, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated surface water exposing plaintiffs to dangerous chemicals and causing personal injury and property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. In March 2016, the court responded to VFL’s motion, ruling that (i) the statute of limitations barred nuisance claims of all plaintiffs who are not minors and who are not making personal injury claims, and (ii) emotional distress damages are not cognizable. All but seven Plaintiffs have asserted in discovery that they were not seeking personal injury damages except emotional distress. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

Clary.  In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs’ allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is found liable to plaintiffs, including interest, attorney fees, and costs. In April 2016, the case was reassigned to the State of West Virginia Circuit Court of Raleigh County Mass Litigation Panel. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

March 31, 2016

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2016

	Guarantor	Non- guarantor	Parent	Eliminations and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$15,989	$3,192	$39,310	$—	$58,491
Trade receivables, net	99,911	6,241			106,152
Inventories	62,367	3,713			66,080
Current income taxes			155,502	(153,072)	2,430
Other	10,089	266	807		11,162
Total current assets	188,356	13,412	195,619	(153,072)	244,315

Property, plant and equipment, net	171,457	10,179	12,741	—	194,377

Other assets:
Goodwill	204,301	41,866			246,167
Intangible assets, net	124,403	37,359			161,762
Investments in subsidiaries			441,624	(441,624)	—
Intercompany accounts and notes	97,656		621,480	(719,136)	—
Deferred income taxes		25,045	76,746	(18,165)	83,626
Other	12,937	2,396	25,074		40,407
Total other assets	439,297	106,666	1,164,924	(1,178,925)	531,962

Total assets	$799,110	$130,257	$1,373,284	$(1,331,997)	$970,654

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,568	$1,240	$209	$—	$20,017
Accrued personnel costs	11,604	241	23,544		35,389
Accrued interest			2,241		2,241
Current income taxes	146,927	6,145		(153,072)	—
Other accrued liabilities	45,967	3,778	2,363		52,108
Current portion of long-term debt			4,250		4,250
Total current liabilities	223,066	11,404	32,607	(153,072)	114,005

Long-term liabilities:
Long-term debt, net			553,330		553,330
Income taxes	21,090	5		(18,165)	2,930
Intercompany accounts and notes		202,476	516,660	(719,136)	—
Other	1,033	16,570	16,657		34,260
Total long-term liabilities	22,123	219,051	1,086,647	(737,301)	590,520
Total liabilities	245,189	230,455	1,119,254	(890,373)	704,525

Redeemable non-controlling interest in consolidated subsidiary		12,275			12,275

Stockholders’ equity:
Common stock			74		74
Capital in excess of par value	471,779	52,029	730,525	(523,984)	730,349
Retained earnings (accumulated deficit)	82,142	(164,502)	(475,363)	82,360	(475,363)
Treasury stock			(1,206)		(1,206)
Total stockholders’ equity	553,921	(112,473)	254,030	(441,624)	253,854

Total liabilities and stockholders’ equity	$799,110	$130,257	$1,373,284	$(1,331,997)	$970,654

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$95,935	$10,471	$—	$—	$106,406
Construction materials	67,498				67,498
Energy technology	5,821				5,821
Total revenue	169,254	10,471	—	—	179,725

Cost of revenue:
Building products	72,416	7,065			79,481
Construction materials	50,738				50,738
Energy technology	2,365				2,365
Total cost of revenue	125,519	7,065	—	—	132,584

Gross profit	43,735	3,406	—	—	47,141

Operating expenses:
Selling, general and administrative	26,636	1,618	6,097		34,351
Amortization	4,191	369			4,560
Total operating expenses	30,827	1,987	6,097	—	38,911

Operating income (loss)	12,908	1,419	(6,097)	—	8,230

Other income (expense):
Net interest expense	(60)		(35,905)		(35,965)
Equity in earnings of subsidiaries			12,325	(12,325)	—
Other, net	(62)	29			(33)
Total other income (expense), net	(122)	29	(23,580)	(12,325)	(35,998)

Income (loss) from continuing operations before income taxes	12,786	1,448	(29,677)	(12,325)	(27,768)

Income tax benefit (provision)	(1,300)	(140)	4,220		2,780

Income (loss) from continuing operations	11,486	1,308	(25,457)	(12,325)	(24,988)

Loss from discontinued operations, net of income taxes		(210)			(210)

Net income (loss)	11,486	1,098	(25,457)	(12,325)	(25,198)

Net income attributable to non-controlling interest		(259)			(259)

Net income (loss) attributable to Headwaters Incorporated	$11,486	$839	$(25,457)	$(12,325)	$(25,457)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2016

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$116,782	$12,413	$—	$—	$129,195
Construction materials	71,755				71,755
Energy technology	1,382				1,382
Total revenue	189,919	12,413	—	—	202,332

Cost of revenue:
Building products	84,482	8,692			93,174
Construction materials	53,812				53,812
Energy technology	469				469
Total cost of revenue	138,763	8,692	—	—	147,455

Gross profit	51,156	3,721	—	—	54,877

Operating expenses:
Selling, general and administrative	29,331	1,859	6,692		37,882
Amortization	4,446	369			4,815
Total operating expenses	33,777	2,228	6,692	—	42,697

Operating income (loss)	17,379	1,493	(6,692)	—	12,180

Other income (expense):
Net interest income (expense)	5	(3)	(8,058)		(8,056)
Equity in earnings of subsidiaries			11,021	(11,021)	—
Other, net	(82)	70			(12)
Total other income (expense), net	(77)	67	2,963	(11,021)	(8,068)

Income (loss) from continuing operations before income taxes	17,302	1,560	(3,729)	(11,021)	4,112

Income tax benefit (provision)	(6,720)	(610)	5,830		(1,500)

Income from continuing operations	10,582	950	2,101	(11,021)	2,612

Loss from discontinued operations, net of income taxes		(228)			(228)

Net income	10,582	722	2,101	(11,021)	2,384

Net income attributable to non-controlling interest		(283)			(283)

Net income attributable to Headwaters Incorporated	$10,582	$439	$2,101	$(11,021)	$2,101

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2015

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$202,328	$21,612	$—	$—	$223,940
Construction materials	148,902				148,902
Energy technology	6,480				6,480
Total revenue	357,710	21,612	—	—	379,322

Cost of revenue:
Building products	148,934	14,739			163,673
Construction materials	110,249				110,249
Energy technology	2,572				2,572
Total cost of revenue	261,755	14,739	—	—	276,494

Gross profit	95,955	6,873	—	—	102,828

Operating expenses:
Selling, general and administrative	52,438	3,192	10,750		66,380
Amortization	8,309	737			9,046
Total operating expenses	60,747	3,929	10,750	—	75,426

Operating income (loss)	35,208	2,944	(10,750)	—	27,402

Other income (expense):
Net interest expense	(104)		(47,813)		(47,917)
Equity in earnings of subsidiaries			34,125	(34,125)	—
Other, net	(142)	(160)			(302)
Total other income (expense), net	(246)	(160)	(13,688)	(34,125)	(48,219)

Income (loss) from continuing operations before income taxes	34,962	2,784	(24,438)	(34,125)	(20,817)

Income tax benefit (provision)	(2,570)	(270)	5,820		2,980

Income(loss) from continuing operations	32,392	2,514	(18,618)	(34,125)	(17,837)

Loss from discontinued operations, net of income taxes	(67)	(210)			(277)

Net income (loss)	32,325	2,304	(18,618)	(34,125)	(18,114)

Net income attributable to non-controlling interest		(504)			(504)

Net income (loss) attributable to Headwaters Incorporated	$32,325	$1,800	$(18,618)	$(34,125)	$(18,618)

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended March 31, 2016

	Guarantor	Non- guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Revenue:
Building products	$236,427	$24,613	$—	$—	$261,040
Construction materials	157,753				157,753
Energy technology	1,957				1,957
Total revenue	396,137	24,613	—	—	420,750

Cost of revenue:
Building products	169,076	17,257			186,333
Construction materials	114,482				114,482
Energy technology	787				787
Total cost of revenue	284,345	17,257	—	—	301,602

Gross profit	111,792	7,356	—	—	119,148

Operating expenses:
Selling, general and administrative	57,025	3,553	12,186		72,764
Amortization	8,644	737			9,381
Total operating expenses	65,669	4,290	12,186	—	82,145

Operating income (loss)	46,123	3,066	(12,186)	—	37,003

Other income (expense):
Net interest expense	(95)	(3)	(16,175)		(16,273)
Equity in earnings of subsidiaries			29,647	(29,647)	—
Other, net	(125)	44			(81)
Total other income (expense), net	(220)	41	13,472	(29,647)	(16,354)

Income (loss) from continuing operations before income taxes	45,903	3,107	1,286	(29,647)	20,649

Income tax benefit (provision)	(17,130)	(1,210)	13,240		(5,100)

Income from continuing operations	28,773	1,897	14,526	(29,647)	15,549

Loss from discontinued operations, net of income taxes		(444)			(444)

Net income	28,773	1,453	14,526	(29,647)	15,105

Net income attributable to non-controlling interest		(579)			(579)

Net income attributable to Headwaters Incorporated	$28,773	$874	$14,526	$(29,647)	$14,526

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$28,773	$1,453	$14,526	$(29,647)	$15,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,084	1,503	310		27,897
Interest expense related to amortization of debt issue costs and debt discount			1,184		1,184
Stock-based compensation	537		984		1,521
Deferred income taxes	6,809	159	1,675		8,643
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(95)		(2)		(97)
Net loss (gain) on disposition of property, plant and equipment	(49)	3			(46)
Loss on sale of discontinued operations, net of income taxes		3,040			3,040
Net loss of unconsolidated joint ventures		26			26
Equity in earnings of subsidiaries			(29,647)	29,647	0
Decrease (increase) in trade receivables	34,198	(660)			33,538
Increase in inventories	(3,097)	(969)			(4,066)
Decrease in accounts payable and accrued liabilities	(17,680)	(3,178)	(15,514)		(36,372)
Other changes in operating assets and liabilities, net	(9,522)	69	3,428		(6,025)
Net cash provided by (used in) operating activities	65,958	1,446	(23,056)	—	44,348

Cash flows from investing activities:
Business acquisitions	(73,800)	(22,657)			(96,457)
Purchase of property, plant and equipment	(18,856)	(268)	(1,758)		(20,882)
Proceeds from disposition of property, plant and equipment	404				404
Net decrease in long-term receivables and deposits	(1,546)	(22)	(161)		(1,729)
Net change in other assets	(1,443)	(109)	(2,265)		(3,817)
Net cash used in investing activities	(95,241)	(23,056)	(4,184)	—	(122,481)

Cash flows from financing activities:
Payments on long-term debt			(5,874)		(5,874)
Dividends paid to non-controlling interest in consolidated subsidiary		(735)			(735)
Employee stock purchases	390	20	129		539
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	95		2		97
Intercompany transfers	18,968	21,940	(40,908)		0
Net cash provided by (used in) financing activities	19,453	21,225	(46,651)	—	(5,973)

Net decrease in cash and cash equivalents	(9,830)	(385)	(73,891)	—	(84,106)

Cash and cash equivalents, beginning of period	25,819	3,577	113,201		142,597

Cash and cash equivalents, end of period	$15,989	$3,192	$39,310	$—	$58,491

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

Over the last several years, we have closed several acquisitions within our building products segment, as follows:

•                  In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products;

•                  In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand;

•                  In May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands;

•                  In fiscal 2015, we acquired two small businesses in the building products industry;

•                  In November 2015, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business known as Metro Roof Products;

•                  In December 2015, we acquired certain assets and assumed certain liabilities of Enviroshake Inc., a company that manufactures and sells composite roofing products; and

•                  In January 2016, we completed the acquisition of a small decking and railing company.

Our construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, we sell fly ash directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities. In 2014, we acquired two small businesses in the CCP industry, and in March 2016 we completed the acquisition of a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC.

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

Construction Materials Segment.  The four elements noted above for our building products segment are also operative for the construction materials segment. In addition, our strategy in this segment includes the negotiation of long-

term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, and is associated with demand for portland cement. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management.

Seasonality and Weather.  Both our building products and construction materials segments are greatly impacted by seasonality. Accordingly, revenues and profitability are generally highest in the June and September quarters.

Capitalization and Liquidity.  In December 2013, we issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. Most of those net proceeds were used to acquire some of the businesses described above.

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

Currently, except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. As of March 31, 2016, we had approximately $58.5 million of cash on hand, total liquidity of approximately $117.7 million, and additional cash flow is expected to be generated from operations over the next 12 months.

Capital expenditures for each of the years 2013 through 2015 ranged from approximately $29.0 million to $37.0 million, but are currently expected to be higher during 2016, especially to the extent we pursue certain growth opportunities.

In summary, our strategy for 2016 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures and strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The information set forth below compares our operating results for the three months ended March 31, 2016, the second quarter of our 2016 fiscal year (2016), with operating results for the three months ended March 31, 2015, the second quarter of our 2015 fiscal year (2015). Except as noted, the references to captions in the Statements of Operations refer to continuing operations only.

Summary.  Second quarter 2016 consolidated revenue increased by 13% to $202.3 million from $179.7 million for the second quarter of 2015, and gross profit increased by 17% to $54.9 million, compared to $47.1 million in 2015. Operating income improved from $8.2 million in 2015 to $12.2 million in 2016. Income from continuing operations was $2.6 million, or $0.03 per diluted share, for the second quarter of 2016, compared to a loss from continuing operations of $(25.0) million, or $(0.34) per diluted share, for the second quarter of 2015. The 2015 results include the impact of $24.8 million of interest expense related to early debt repayments. Net income attributable to Headwaters for 2016 including discontinued operations was $2.1 million, or diluted income per share of $0.03, compared to $(25.5) million, or $(0.34) per diluted share, in 2015.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 21%, from $106.4 million in the second quarter of 2015 to $129.2 million in the second quarter of 2016, including 16% organic growth. In the second quarter of 2016, gross profit increased 34% to $36.0 million from $26.9 million in 2015, and operating income increased 130% to $10.8 million from $4.7 million.

Organic revenue growth in the 2016 quarter was primarily due to higher sales in all of our major product groups as a result of demand driven volume increases. In particular, our siding products, which predominantly sell into the repair and remodel market, experienced over 20% revenue growth and contributed significantly to overall segment revenue growth and margin expansion. We also improved our two-step distribution repair and remodel product offering with a bolt-on acquisition in decking and railing. In addition, strong volume growth and continuous improvement efforts in our stone and block categories also contributed to revenue growth and margin improvement.

During the 2016 quarter, we made progress integrating the stone-coated metal and composite roofing acquisitions completed earlier this year, and in April, we acquired a third bolt-on roofing company that manufactures concrete tiles in Florida and Texas. In fiscal 2016, we have completed one bolt-on acquisition in each of our three specialty roofing product categories.  Including our 2016 acquisitions, fiscal 2015 roofing revenue would have been approximately $120.0 million on a pro forma basis, up from our actual roofing revenue of approximately $10.0 million in 2012.

Revenue growth contributed to margin increases in the 2016 quarter, with gross margin increasing by 260 basis points and operating margin increasing by 400 basis points. Several of our product groups continued to benefit from lower raw material, transportation and energy costs, which more than offset increased costs in other areas.

Underlying fundamentals of our end-markets continue to strengthen as single family housing starts are growing modestly. Builders have experienced shortages in skilled labor and construction labor, which have contributed to a more gradual recovery, but demand remains strong for our building products used in new residential construction. Many repair and remodel markets across the country are also gradually improving, although roofing demand is somewhat dependent upon storm generated activity.

New housing construction and residential repair and remodeling, which experienced significant declines in activity several years ago, have seen some recovery in recent years, although the recovery has been uneven. There have been and continue to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. Continued low oil prices may impact growth in regions such as Texas in the coming year due to the potential impact on job growth and employment. Regional differences in the health of housing construction impact the sales of our various product groups differently. It is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

According to the National Association of Home Builders (NAHB), new housing construction starts as of March 2016 were at a seasonally-adjusted annualized level of approximately 1.1 million units, compared to 1.0 million units and 1.1 million units in calendar 2014 and 2015, respectively. The most current 10- and 50-year averages for new housing starts were 1.0 million and 1.4 million units, respectively. During the last 57 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2015 report by The Joint Center for Housing Studies of Harvard University, household growth is projected to average approximately 1.2 million units a year from 2015 to 2025.

The National Association of Realtors reported that annual existing-home sales were at a seasonally adjusted rate of 5.3 million units in March 2016. For all of calendar 2015, there were 5.3 million units sold, compared to 4.9 million units sold in calendar 2014. Total housing inventory as of March 31, 2016 was 2.0 million existing homes for sale, representing a 4.5-month supply. This compares to a 4.6-month supply as of March 31, 2015 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in March 2016 was 6% higher than in March 2015.

In recent years, some of our product offerings have been impacted by the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which continues to be weaker than new housing construction. However, as noted above, some improvement has been observed in repair and remodeling activity recently. Key trends, such as rising home sales and values, indicate potential for further growth in repair and remodeling, which represents the largest end use for our products. As noted above, roofing repair and remodel markets can be negatively impacted by a lack of storm activity.

Construction Materials Segment.  Construction materials revenue increased by 6% to $71.8 million, compared to $67.5 million in 2015. The increase in revenue is primarily attributable to positive pricing for high-value CCPs. Service revenue represented approximately 25% of total segment revenue for both second quarter periods. Service revenue was 21% for all of fiscal 2015. Gross profit increased by 7% to $17.9 million in 2016, compared to $16.8 million in 2015, and gross margin increased by 20 basis points to 25.0%. Operating income increased $1.0 million, or 12%, from $8.2 million in 2015 to $9.2 million in 2016, with a 70 basis point increase in operating margin.

Net price increases for the 2016 quarter averaged approximately 7% year over year. The continued favorable pricing environment is the result of solid demand for high value CCPs used to replace portland cement as well as improvement in portland cement demand and pricing.

According to the Portland Cement Association’s (PCA) most recent forecast, U.S. cement consumption is projected to increase approximately 3.4% in calendar 2016 and approximately 4.3% in calendar 2017. It is not possible to accurately predict the future trends of cement consumption, nor the correlation between cement usage and fly ash sales. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In April 2015, the PCA’s Chief Economist indicated that in 2013 a trough point was reached for road construction, which accounts for the largest amount of public cement consumption.

An important aspect of our strategy is to continue to increase our supply of high-value CCPs for marketing during the construction season. Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown, temporary idling, or lower utilization of multiple coal combustion power plant units, negatively impacting the supply of CCPs for beneficial use in certain areas. This trend, which is currently expected to continue, has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers. Weather, plant outages, limits on storage capacity and other factors can create short-term supply interruptions that sometimes result in CCP shortages in certain geographic areas. We are constantly seeking opportunities to increase the supply of high-value CCPs through incremental storage, conversion, blending, treatment, and new contracts.

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

Operating Expenses.  Selling, general and administrative expenses increased 10% from 2015 to 2016 due primarily to approximately $2.6 million of non-recurring and recurring expenses for the businesses acquired in fiscal 2015 and 2016, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the 2015 and 2016 business acquisitions.

Net Interest Expense.  In 2016, net interest expense decreased approximately $27.9 million from 2015, due primarily to the debt restructuring that occurred in the March 2015 quarter. The restructuring transactions resulted in approximately $24.8 million of incremental interest expense related to loss on extinguishment of senior secured debt and early repayments of convertible senior subordinated notes, which transactions are described in detail in Note 7 to the condensed consolidated financial statements. As a result of the 2015 debt restructuring, our ongoing interest costs also decreased by nearly $4.0 million per quarter.

Income Tax Provision.  Reference is made to Note 9 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% for fiscal 2016 and the 10% effective tax rate for 2015, along with the discrete items that have been recognized year to date for both periods.

Discontinued Operations.  We recorded $0.2 million of loss from discontinued operations in both 2016 and 2015. The results for both periods include activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was favorably settled during the March 2016 quarter, resulting in a gain. In accordance with terms of the settlement agreement, we could receive additional cash receipts, dependent primarily upon future coal sales. Potential future cash receipts have not been recognized and will be accounted for in the periods when any such amounts are received. Results for both periods also include adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold.

For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon future plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received. Coal markets in the U.S. have deteriorated since the coal cleaning facilities were sold. We currently expect that additional adjustments to the recognized gains and losses from sale of the facilities may be recorded in the future as certain contingencies are resolved.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and March 31, 2016, approximately $7.4 million and $9.8 million, respectively, was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

The information set forth below compares our operating results for the six months ended March 31, 2016 (2016), with operating results for the six months ended March 31, 2015 (2015). Except as noted, the references to captions in the Statements of Operations refer to continuing operations only.

Summary.  Our total revenue for the six months ended March 31, 2016 was $420.8 million, up 11% from $379.3 million for 2015. Gross profit increased 16%, from $102.8 million in 2015 to $119.1 million in 2016. Operating income of $27.4 million in 2015 improved by 35%, to $37.0 million in 2016. The 2015 loss from continuing operations of $(17.8) million, or a diluted loss per share of $(0.25), improved to income from continuing operations of $15.5 million, or $0.20 per diluted share, in 2016. The 2015 results include $24.8 million of incremental interest expense related to early debt repayments. Net income attributable to Headwaters for 2016 including discontinued operations was $14.5 million, or diluted income per share of $0.20, compared to $(18.6) million, or $(0.25) per diluted share, in 2015.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 17%, from $223.9 million in 2015 to $261.0 million in 2016, including 12% organic growth. In 2016, gross profit increased 24% to $74.7 million from $60.3 million in 2015, representing a 170 basis point improvement in gross margin year over year. Operating income increased 56% to $25.9 million from $16.6 million.

Organic revenue growth in 2016 was primarily due to higher sales in all of our major product groups as a result of demand driven volume increases. Our siding products, which predominantly sell into the repair and remodel market, contributed significantly to overall segment revenue growth and margin expansion. Demand has also been strong in our non-residential Texas markets, offsetting any impact from low oil prices on residential construction. Continuous improvement efforts in our stone and block categories also contributed to revenue growth and margin improvement. Several of our product groups continued to benefit from lower raw material, transportation and energy costs, which more than offset increased costs in other areas.

Construction Materials Segment.  Construction materials revenue increased by 6% to $157.8 million, compared to $148.9 million in 2015. The increase in revenue is primarily attributable to positive pricing for high-value CCPs. Gross profit increased by 12% to $43.3 million in 2016, compared to $38.7 million in 2015, and gross margin increased by nearly 150 basis points to 27.4%. Operating income increased $4.5 million, or 21%, from $21.7 million in 2015 to $26.2 million in 2016, with more than a 200 basis point increase in operating margin. Improvements in gross profit and operating income and in the respective margins were primarily due to the continued favorable pricing environment as well as to cost management initiatives. The favorable pricing environment is the result of solid demand for high quality CCPs used to replace portland cement as well as the continued improvement in portland cement demand and pricing.

Energy Technology Segment.  Energy technology segment revenue was not material for either 2016 or 2015. Revenue is normally primarily impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Selling, general and administrative expenses increased 10% from 2015 to 2016 due primarily to approximately $4.3 million of non-recurring and recurring expenses for the businesses acquired in fiscal 2015 and 2016, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the 2015 and 2016 business acquisitions.

Net Interest Expense.  In 2016, net interest expense decreased approximately $31.6 million from 2015, due primarily to the debt restructuring that occurred in the March 2015 quarter. The restructuring transactions resulted in approximately $24.8 million of incremental interest expense related to loss on extinguishment of senior secured debt and early repayments of convertible senior subordinated notes, which transactions are described in detail in Note 7 to the condensed consolidated financial statements. As a result of the 2015 debt restructuring, our ongoing interest costs also decreased by nearly $4.0 million per quarter.

Income Tax Provision.  Reference is made to Note 9 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% for fiscal 2016 and the 10% effective tax rate for 2015, along with the discrete items recognized in both periods.

Discontinued Operations.  We recorded $0.4 million of loss from discontinued operations in 2016 and $0.3 million of loss in 2015. The results for both periods include activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was favorably settled during the March 2016 quarter, resulting in a gain. Results for both periods also include adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities in 2016 was approximately $44.3 million, compared to net cash used in operating activities of approximately $(23.4) million in 2015, a change of $67.7 million. The primary differences in the components of operating cash flows between the two periods were: 1) the $33.2 million increase in net income in 2016, augmented by an $8.2 million change in deferred tax assets following release of the valuation allowance in September 2015; 2) a $5.2 million increase related to collection of accounts receivable, primarily in the energy technology segment; 3) a $6.6 million increase stemming from reduced inventory build in 2016 as compared to 2015; and 4) a $11.2 million increase related to current payables, due primarily to changes in the amount and timing of interest payments on long-term debt, as a result of the debt restructuring that occurred in the March 2015 quarter.

In 2016, our primary investing activities consisted of business acquisitions and capital expenditures, and in 2015 our primary investing activity consisted of capital expenditures. There were significant financing activities in 2015 related to the restructuring of our long-term debt, but only small payments on long-term debt in 2016. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2016, we acquired three businesses in the building products industry and one business in the construction materials industry. Combined consideration paid for all of the 2016 acquisitions, net of cash acquired, was approximately $96.5 million, which amount is subject to adjustment for the final calculations of acquisition-date working capital, which calculations are currently expected to be finalized in the June 2016 quarter. Direct acquisition costs were not material.

In building products, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products, and acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. We also acquired certain decking manufacturing assets which are being relocated to one of our current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase our product and manufacturing expertise. In construction materials, we acquired 100% of the equity interests in a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC, with operations in several locations in the Eastern U.S. This acquisition is expected to expand our presence in the CCP industry.

In 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to the construction materials segment and more discretionary expenditures for new product lines or projects. In 2016, capital expenditures were more evenly split between maintenance and growth. In both periods, a substantial majority of capital expenditures were made in the building products segment. Capital expenditures for all of fiscal 2016 are currently expected to be approximately $50.0 million, and possibly more, to the extent we pursue certain additional growth opportunities. Funding for capital expenditures is expected to come from working capital. As of March 31, 2016, we were committed to spend approximately $4.9 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 20% or less of total potential availability under the facility. Subsequent to March 31, 2016, we completed the acquisition of a small concrete roof tile company with operations in Florida and Texas. This acquisition is expected to expand our existing customer base in niche concrete roofing products.

Following the sale of all remaining coal cleaning facilities in 2013, there are no remaining assets held for sale from our discontinued operations. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received.

One of our subsidiaries is currently performing permit reclamation responsibilities at one former coal cleaning site. As of March 31, 2016, approximately $9.8 million was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In March 2015, we entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. Features and restrictions relating to the Term Loan Facility are described in Note 7 to the condensed consolidated financial statements.

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7¼% senior notes remains outstanding at that time. We currently expect to reduce the outstanding amount of the 7¼% senior notes to less than $50.0 million prior to October 2018, either though repayment or refinancing. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. Pursuant to open market transactions during the March 2016 quarter, we repurchased and cancelled approximately $3.8 million of the 7¼% senior notes.

We may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of our annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. We were not required to make any prepayments under these requirements during the six months ended March 31, 2016.

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

We were in compliance with all debt covenants as of March 31, 2016. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of March 31, 2016, availability under the ABL Revolver was approximately $59.2 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of March 31, 2016, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 2.2. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

Working Capital.  As of March 31, 2016, our working capital was $130.3 million (including $58.5 million of cash and cash equivalents) compared to $210.3 million as of September 30, 2015. We currently expect operations to produce positive cash flow during fiscal 2016 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $2.0 million for both 2016 and 2015. As of March 31, 2016, our U.S. and state NOL and capital loss carryforwards totaled approximately $59.8 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $25.0 million of tax credit carryforwards as of March 31, 2016, which expire from 2028 to 2033.

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

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2012 the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of March 31, 2016. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. As of March 31, 2016, approximately $1.6 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in our stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in our Statement of Operations each quarter in fiscal 2016, until the SARs are exercised or expire on September 30, 2016.

Compensation expense for all cash-settled SARs was approximately $2.7 million and $0.1 million for the six months ended March 31, 2015 and 2016, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.1 million in the ultimate payout liability for all remaining cash-settled SARs.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended March 31, 2016, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2016 — January 31, 2016	0	n/a	n/a	n/a
February 1, 2016 — February 29, 2016	6,124	$16.74	n/a	n/a
March 1, 2016 — March 31, 2016	0	n/a	n/a	n/a
Total	6,124	$16.74	n/a	n/a

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

HEADWATERS INCORPORATED

Date: May 5, 2016	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)