Form 10-Q
period 2016-06-30
HEADWATERS INC
filed 2016-08-03
CIK 1003344

And the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of July 29, 2016 was 74,109,015.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
(in thousands, except par value)	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$142,597	$87,503
Trade receivables, net	134,384	136,137
Inventories	55,074	65,684
Current income taxes	329	3,675
Other	11,827	10,109
Total current assets	344,211	303,108
Property, plant and equipment, net	185,718	190,089
Other assets:
Goodwill	178,199	218,722
Intangible assets, net	143,718	182,633
Deferred income taxes	92,852	74,824
Other	34,321	43,440
Total other assets	449,090	519,619
Total assets	$979,019	$1,012,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,306	$23,760
Accrued personnel costs	52,544	42,301
Accrued interest	2,295	4,918
Other accrued liabilities	49,486	60,771
Current portion of long-term debt	4,250	4,250
Total current liabilities	133,881	136,000
Long-term liabilities:
Long-term debt, net	558,080	552,798
Income taxes	6,590	3,015
Other	30,186	35,910
Total long-term liabilities	594,856	591,723
Total liabilities	728,737	727,723
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiary	12,431	12,544
Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 73,896 shares at September 30, 2015 (including 83 shares held in treasury) and 74,105 shares at June 30, 2016 (including 99 shares held in treasury)	74	74
Capital in excess of par value	728,667	731,630
Retained earnings (accumulated deficit)	(489,889)	(457,847)
Treasury stock	(1,001)	(1,308)
Total stockholders’ equity	237,851	272,549
Total liabilities and stockholders’ equity	$979,019	$1,012,816

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2015	2016	2015	2016
Revenue:
Building products	$147,830	$162,642	$371,770	$423,682
Construction materials	91,900	97,741	240,802	255,494
Energy technology	3,564	2,083	10,044	4,040
Total revenue	243,294	262,466	622,616	683,216
Cost of revenue:
Building products	100,801	111,409	264,474	297,742
Construction materials	63,850	66,577	174,099	181,059
Energy technology	1,881	949	4,453	1,736
Total cost of revenue	166,532	178,935	443,026	480,537
Gross profit	76,762	83,531	179,590	202,679
Operating expenses:
Selling, general and administrative	38,906	42,408	105,286	115,172
Amortization	4,557	5,029	13,603	14,410
Total operating expenses	43,463	47,437	118,889	129,582
Operating income	33,299	36,094	60,701	73,097
Other income (expense):
Net interest expense	(8,083)	(9,270)	(56,000)	(25,543)
Other, net	122	(207)	(180)	(288)
Total other income (expense), net	(7,961)	(9,477)	(56,180)	(25,831)
Income from continuing operations before income taxes	25,338	26,617	4,521	47,266
Income tax benefit (provision)	(2,220)	(9,090)	760	(14,190)
Income from continuing operations	23,118	17,527	5,281	33,076
Income (loss) from discontinued operations, net of income taxes	(110)	258	(387)	(186)
Net income	23,008	17,785	4,894	32,890
Net income attributable to non-controlling interest	(191)	(269)	(695)	(848)
Net income attributable to Headwaters Incorporated	$22,817	$17,516	$4,199	$32,042

Basic income per share attributable to
Headwaters Incorporated:
From continuing operations	$0.31	$0.23	$0.06	$0.43
From discontinued operations	0.00	0.00	0.00	0.00
	$0.31	$0.23	$0.06	$0.43
Diluted income per share attributable to
Headwaters Incorporated:
From continuing operations	$0.30	$0.23	$0.06	$0.43
From discontinued operations	0.00	0.00	0.00	0.00
	$0.30	$0.23	$0.06	$0.43

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended June 30, 2016

				Retained
			Capital in	earnings		Total
	Common stock		excess	(accumulated	Treasury	stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity
Balances as of September 30, 2015	73,896	$74	$728,667	$(489,889)	$(1,001)	$237,851
Issuance of common stock pursuant to employee stock purchase plan	45	0	718	—	—	718
Issuance of restricted stock, net of cancellations	90	0	—	—	—	0
Exercise of stock appreciation rights	74	0	—	—	—	0
Tax shortfall from exercise of stock appreciation rights and vesting of restricted stock	—	—	(399)	—	—	(399)
Stock-based compensation	—	—	2,337	—	—	2,337
Net 16 share increase in treasury stock held for deferred compensation plan obligations, at cost	—	—	307	—	(307)	0
Net income attributable to Headwaters Incorporated for the nine months ended June 30, 2016	—	—	—	32,042	—	32,042
Balances as of June 30, 2016	74,105	$74	$731,630	$(457,847)	$(1,308)	$272,549

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
(in thousands)	2015	2016
Cash flows from operating activities:
Net income	$4,894	$32,890
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	39,793	43,053
Interest expense related to amortization of debt issue costs and debt discount	5,611	1,745
Stock-based compensation	2,069	2,337
Deferred income taxes	954	17,629
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	(332)
Net loss (gain) on disposition of property, plant and equipment	95	(1,631)
Loss on sale of discontinued operations, net of income taxes	219	3,072
Net loss of unconsolidated joint ventures	247	36
Decrease in trade receivables	506	4,579
Increase in inventories	(8,927)	(1,879)
Decrease in accounts payable and accrued liabilities	(29,479)	(18,062)
Other changes in operating assets and liabilities, net	(10,788)	(4,030)
Net cash provided by operating activities	5,194	79,407

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,200)	(106,924)
Investments in unconsolidated joint venture	(125)	0
Purchase of property, plant and equipment	(26,524)	(31,419)
Proceeds from disposition of property, plant and equipment	716	8,795
Net decrease (increase) in long-term receivables and deposits	3,847	(200)
Net change in other assets	(423)	1,869
Net cash used in investing activities	(23,709)	(127,879)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	414,675	0
Payments on long-term debt	(448,736)	(6,937)
Dividends paid to non-controlling interest in consolidated subsidiary	(1,184)	(735)
Employee stock purchases	633	718
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	0	332
Net cash used in financing activities	(34,612)	(6,622)

Net decrease in cash and cash equivalents	(53,127)	(55,094)
Cash and cash equivalents, beginning of period	152,542	142,597
Cash and cash equivalents, end of period	$99,415	$87,503

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1.Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a building materials company incorporated in Delaware, providing products and services in two core business segments.

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the nine months ended June 30, 2015 and 2016, approximately 9% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2015 (Form 10-K) and in Headwaters’ Quarterly Reports on Form 10-Q for the quarters ended December 31, 2015 and March 31, 2016.

Recent Accounting Pronouncements – In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (ASC Topic 740). This new rule was issued to simplify the presentation of deferred income taxes to require that all deferred income tax assets and liabilities be classified as noncurrent in the balance sheet. Early application of ASU 2015-17

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

is permitted and Headwaters elected to adopt the ASU effective as of December 31, 2015, with retrospective application to the September 30, 2015 balance sheet.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statement of Income. The mandatory adoption date of ASC 842 for Headwaters is October 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Headwaters currently expects that upon adoption of ASC 842, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

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

Reclassifications – Certain prior period amounts, including the changes described above for deferred income taxes, have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or on total assets.

2.Segment Reporting

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

The following segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segment performance is evaluated primarily on revenue and operating income, although other factors are also used, such as Adjusted EBITDA, a non-GAAP financial measure. Headwaters defines Adjusted EBITDA as income from continuing operations plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, cash-based compensation tied to stock price, goodwill and other impairments, and other non-routine adjustments that arise from time to time.

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

	Three Months Ended June 30, 2015
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$147,830	$91,900	$3,564	$0	$243,294
Depreciation and amortization	$(9,660)	$(3,774)	$(345)	$(158)	$(13,937)
Operating income (loss)	$22,838	$18,427	$(993)	$(6,973)	$33,299
Net interest expense					(8,083)
Other income (expense), net					122
Income tax expense					(2,220)
Income from continuing operations					23,118
Loss from discontinued operations, net of income taxes					(110)
Net income					$23,008
Capital expenditures	$6,062	$1,521	$44	$1,423	$9,050
Segment assets as of September 30, 2015	$412,867	$294,057	$45,671	$226,424	$979,019

	Three Months Ended June 30, 2016
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$162,642	$97,741	$2,083	$0	$262,466
Depreciation and amortization	$(10,118)	$(4,535)	$(326)	$(177)	$(15,156)
Operating income (loss)	$24,603	$20,945	$(1,106)	$(8,348)	$36,094
Net interest expense					(9,270)
Other income (expense), net					(207)
Income tax expense					(9,090)
Income from continuing operations					17,527
Income from discontinued operations, net of income taxes					258
Net income					$17,785
Capital expenditures	$8,101	$1,712	$14	$710	$10,537
Segment assets as of June 30, 2016	$483,371	$326,409	$38,955	$164,081	$1,012,816

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	Nine Months Ended June 30, 2015
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$371,770	$240,802	$10,044	$0	$622,616
Depreciation and amortization	$(27,075)	$(11,309)	$(1,039)	$(370)	$(39,793)
Operating income (loss)	$39,465	$40,090	$(1,131)	$(17,723)	$60,701
Net interest expense					(56,000)
Other income (expense), net					(180)
Income tax benefit					760
Income from continuing operations					5,281
Loss from discontinued operations, net of income taxes					(387)
Net income					$4,894
Capital expenditures	$18,214	$3,895	$273	$4,142	$26,524

	Nine Months Ended June 30, 2016
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$423,682	$255,494	$4,040	$0	$683,216
Depreciation and amortization	$(29,275)	$(12,318)	$(973)	$(487)	$(43,053)
Operating income (loss)	$50,508	$47,113	$(3,990)	$(20,534)	$73,097
Net interest expense					(25,543)
Other income (expense), net					(288)
Income tax expense					(14,190)
Income from continuing operations					33,076
Loss from discontinued operations, net of income taxes					(186)
Net income					$32,890
Capital expenditures	$25,249	$3,688	$14	$2,468	$31,419

3.Acquisitions

Roofing Businesses – On November 13, 2015, Headwaters acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products. On December 3, 2015, Headwaters acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. These acquisitions are expected to expand Headwaters’ presence in the niche roofing products sector.

Combined consideration paid for the two roofing acquisitions, net of cash acquired, was approximately $57.0 million. Direct acquisition costs were not material. Results of operations are being reported within the building products segment and have been included with Headwaters’ consolidated results beginning November 13, 2015 and December 3, 2015, respectively.

Metro is a manufacturer of stone-coated metal roofing materials in the U.S., selling products with an aesthetic resemblance to tile, shake, slate, or asphalt, but which offer the strength and durability of steel. Metro sells to both distributors and contractors. Enviroshake manufactures composite roofing products that replicate the look of cedar shake, cedar shingle and slate and uses a direct distribution model to market and sell its products to customers. The acquisitions of Metro and Enviroshake increase the number of specialty niche roofing products that Headwaters provides to its core customers and is an area of continuing focus for Headwaters.

The roofing acquisitions have been accounted for as business combinations in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the combined estimated fair values of assets acquired and liabilities assumed for the acquisitions as of the acquisition dates, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change.

(in thousands)
Current assets	$7,401
Current liabilities	(1,326)
Property, plant and equipment	1,411
Intangible assets:
Customer relationships (12-year life)	8,040
Trade names (indefinite life)	5,566
Intellectual property (indefinite life)	9,800
Goodwill	26,103
Net assets acquired	$56,995

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

Synthetic Materials – On March 17, 2016, Headwaters acquired 100% of the equity interests in a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC (SynMat), with operations in several locations in the Eastern U.S. This acquisition is expected to expand Headwaters’ presence in the CCP industry.

Consideration paid on the date of acquisition, net of cash acquired, was approximately $33.2 million, which is subject to adjustment for the final calculation of acquisition-date working capital. The working capital adjustment is currently expected to be finalized in the September 2016 quarter. In addition to the net cash paid as of the acquisition date, approximately $12.0 million of liabilities have been recorded for future estimated payments, all of which are expected to be made within 12 months from the acquisition date. Direct acquisition costs were not material. Results of operations are being reported within the construction materials segment and have been included with Headwaters’ consolidated results beginning March 17, 2016.

Synthetic gypsum is used as a substitute for mined gypsum with application in the manufacture of wallboard and cement and as an agricultural soil amendment, among other uses. SynMat is a leading processor of synthetic gypsum and Headwaters expects marketing and operational synergies in the combination of Headwaters' current CCP operations with those of SynMat.

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

(in thousands)
Current assets	$4,210
Current liabilities	(1,453)
Property, plant and equipment	3,258
Intangible assets:
Contracts (20-year life)	17,370
Customer relationships (15-year life)	2,880
Trade names (indefinite life)	5,650
Goodwill	13,249
Net assets acquired	$45,164

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Other – During the March 2016 quarter, Headwaters acquired certain decking manufacturing assets for cash consideration of approximately $6.3 million. The assets are being relocated to one of Headwaters’ current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase Headwaters’ product and manufacturing expertise. During the June 2016 quarter, Headwaters’ minority-owned subsidiary acquired for cash consideration of $10.4 million all of the equity interests in several related companies, together which comprise a concrete roof tile business which Headwaters will continue to operate in Florida. This acquisition is expected to expand Headwaters’ presence in that niche roofing sector.

Subsequent to June 30, 2016, Headwaters entered into a definitive agreement, subject to certain closing conditions, to acquire substantially all the assets and certain liabilities of Krestmark Industries, L.P. and its affiliates for $240.0 million, subject to adjustments. Krestmark is a manufacturer of high quality vinyl windows, selling to a diverse customer base of homebuilders, lumber yards and distributors in the South Central region of the U.S. Headwaters believes Krestmark fits well into its strategy of increasing sales to core customers, with a strong focus on customer service and niche positioning. Headwaters intends to finance the acquisition by borrowing.

Combined Financial Information – No revenue or earnings from the acquired businesses described above are included in Headwaters’ Statements of Income for the 2015 periods. The actual revenue from the acquired businesses included in Headwaters’ Statements of Income for the three and nine months ended June 30, 2016 was approximately $15.6 million and $22.2 million, respectively. The actual earnings (loss) from the acquired businesses included in Headwaters’ Statements of Income for the three and nine months ended June 30, 2016 was approximately $0.9 million and $(0.4) million, respectively.

The following unaudited information presents the pro forma consolidated revenue and net income for Headwaters for the periods indicated as if the 2016 acquisitions had been included in Headwaters’ consolidated results of operations beginning October 1, 2014.

	Three months ended		Nine months ended
	June 30,		June 30,
Unaudited (in thousands)	2015	2016	2015	2016

Pro forma revenue	$262,730	$262,766	$669,483	$702,300
Pro forma net income	$26,179	$17,830	$8,461	$33,579

The above unaudited pro forma results have been calculated by combining the historical results of Headwaters and the acquired businesses as if all acquisitions had occurred as of the beginning of the fiscal year prior to the acquisition dates, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results include estimates for intangible asset amortization and therefore will change when the final intangible asset values and useful lives have been determined.

The pro forma results reflect elimination of the following expenses that were incurred in the nine months ended June 30, 2016 (since for purposes of the pro forma presentation they have been reflected in 2015 instead of in 2016): $0.5 million of direct acquisition costs and $0.5 million of nonrecurring expense related to the fair value adjustments to acquisition-date inventories. For all periods presented, historical depreciation and amortization expense of the acquired companies was adjusted to reflect the acquisition date fair value amounts of the related tangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisitions to Headwaters’ accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Non-controlling Interest in Consolidated Subsidiary – In fiscal 2014, Headwaters acquired 80% of the equity interests of Entegra, and the non-controlling owners have the right to require Headwaters to acquire the non-controlling 20% equity interest. This put right is not deemed to be a freestanding financial instrument and because it is not solely within the control of Headwaters, the non-controlling interest does not qualify as permanent equity and has been reported outside the stockholders’ equity section of the balance sheet as temporary, or mezzanine, equity. The value of the non-controlling interest was affected by the lack of control as well as the estimated fair values of the put and call rights.

Because there is no fixed redemption date for the put right, Headwaters compares the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on a prescribed EBITDA formula to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during the nine months ended June 30, 2016:

(in thousands)
Balance as of September 30, 2015	$12,431
Net income attributable to non-controlling interest	848
Dividends paid to non-controlling interest	(735)
Balance as of June 30, 2016	$12,544

4.Discontinued Operations

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

The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is shown in the following table:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2015	2016	2015	2016
Gain (loss) from operations of discontinued operations before income taxes	$(132)	$440	$(168)	$2,781
Gain (loss) on disposal	22	(32)	(219)	(3,072)
Income tax benefit (provision)	0	(150)	0	105
Income (loss) from discontinued operations, net of income taxes	$(110)	$258	$(387)	$(186)

The gain (loss) from operations reflected in the table above represents primarily the activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was settled favorably to Headwaters during the March 2016 quarter, resulting in a gain. In accordance with terms of the settlement agreement, Headwaters received additional consideration in the June 2016 quarter and could receive additional cash receipts in the future, dependent primarily upon future coal sales by the buyer. These potential cash receipts, including the above revenue amounts, are being recognized in the periods when received.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and June 30, 2016, approximately $7.4 million and $9.6 million, respectively, was accrued for this reclamation liability.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

5.Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2015	June 30, 2016

Raw materials	$12,831	$17,440
Finished goods	42,243	48,244
	$55,074	$65,684

6.Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

					September 30, 2015		June 30, 2016
					Gross		Gross
	Estimated				Carrying	Accumulated	Carrying	Accumulated
(in thousands of dollars)	useful lives				Amount	Amortization	Amount	Amortization
Trade names	Indefinite				$15,300	$—	$27,785	$—
Intellectual property	Indefinite				—	—	10,650	—
CCP contracts	15	-	20	years	112,300	69,875	129,670	74,391
Customer relationships	5	-	17	years	109,078	57,844	120,729	64,129
Trade names	5	-	20	years	66,960	36,554	66,960	39,097
Patents and patented technologies	5	-	19	years	14,526	12,574	15,021	12,731
Other	5	-	17	years	4,585	2,184	4,685	2,519
					$322,749	$179,031	$375,500	$192,867

The above table includes preliminary amounts for the intangible assets acquired in 2016 because the process of identifying and valuing those assets is in the early stages. Total amortization expense related to intangible assets was approximately $4.6 million and $5.0 million for the June 2015 and 2016 quarters, respectively, and approximately $13.6 million and $14.4 million for the nine months ended June 30, 2015 and 2016, respectively.

Total estimated annual amortization expense for 2016 through 2021 is shown in the following table; however, the amounts will change once the intangible assets for the recent acquisitions are identified and valuations are finalized.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Year ending September 30:	(in thousands)
2016	$19,333
2017	18,936
2018	18,891
2019	17,869
2020	13,635
2021	13,574

7.Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $573.9 million as of September 30, 2015 and $567.0 million as of June 30, 2016. As of those dates, the discounted carrying value of long-term debt consisted of the following:

	September 30,	June 30,
(in thousands)	2015	2016
Senior secured term loan, due March 2022 (face amount $423,938 as of September 30, 2015 and $420,750 as of June 30, 2016)	$414,490	$412,426
7¼% Senior notes, due January 2019 (face amount $150,000 as of September 30, 2015 and $146,250 as of June 30, 2016)	147,840	144,622
Carrying amount of long-term debt, net of discounts and debt issue costs	562,330	557,048
Less current portion	(4,250)	(4,250)
Long-term debt	$558,080	$552,798

Senior Secured Term Loan – In March 2015, Headwaters entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. The loan will mature in March 2022, subject to certain exceptions described below. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity. In the event that in October 2018 Headwaters has more than $50.0 million outstanding of the 7¼% senior notes and has not received a binding commitment to refinance those notes, the maturity date of the Term Loan Facility will be October 2018.

The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters’ pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.0% for any eurocurrency loan and 2.0% for any alternate base rate loan. Interest is payable quarterly, and as of June 30, 2016, the interest rate on borrowings under the Term Loan Facility was 4.0%.

Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters’ annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. Headwaters was not required to make any prepayments under these requirements during the nine months ended June 30, 2016.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of June 30, 2016.

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

7¼% Senior Notes – In December 2013, Headwaters issued $150.0 million of 7¼% senior notes for net proceeds of approximately $146.7 million. The 7¼% notes are unsecured, mature in January 2019 and bear interest at a rate of 7.25%, payable semiannually. The notes are subordinate in priority to the senior secured Term Loan Facility described above and the ABL Revolver described below, to the extent of the value of the assets securing such debt, and are senior to all other future subordinated debt. Pursuant to open market transactions during the March 2016 quarter, Headwaters repurchased and cancelled approximately $3.8 million of the 7¼% senior notes. Subsequent to June 30, 2016, Headwaters redeemed $47.25 million of these notes at a redemption price equal to 103.625% of the principal amount. The associated premiums and accelerated debt issue costs for both transactions were charged to interest expense.

Headwaters can redeem the 7¼% notes, in whole or in part, at redemption prices that decline over time from 103.625% to 100.0%, depending on the redemption date. If there is a change in control, Headwaters will be required to offer to purchase the notes from holders at a purchase price equal to 101% of the principal amount. The 7¼% notes limit Headwaters in the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making investments and the payment of dividends or distributions, among other things. Headwaters was in compliance with all covenants as of June 30, 2016.

ABL Revolver – Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of June 30, 2016. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of June 30, 2016, Headwaters had secured letters of credit under the ABL Revolver of approximately $8.3 million for various purposes and had availability under the ABL Revolver of approximately $59.7 million.  The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility or the 7¼% senior notes, at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of June 30, 2016, the interest rate on those borrowings would have been approximately 2.2%.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of June 30, 2016.

7-5/8% Senior Secured Notes – In 2011, Headwaters issued $400.0 million of 7-5/8% senior secured notes. In March 2015, Headwaters irrevocably deposited with the trustee of the notes an amount sufficient to pay and discharge all obligations under the notes and the related indenture, which discharge the trustee acknowledged. This discharge resulted in a loss on extinguishment of debt of approximately $21.3 million, comprised of the early repayment premium of approximately $15.3 million, interest to the April 2015 redemption date totaling approximately $2.5 million, and accelerated amortization of unamortized debt issue costs of approximately $3.5 million. The loss on debt extinguishment is reflected as interest expense in Headwaters’ Statements of Income for 2015.

Convertible Senior Subordinated Notes – Pursuant to open market transactions in February 2015, Headwaters repurchased and canceled substantially all of the outstanding 8.75% convertible senior subordinated notes, aggregating approximately $49.0 million. Premiums and accelerated amortization of debt discount and debt issue costs aggregating approximately $3.5 million were paid and charged to interest expense.

Headwaters’ Chairman and CEO was a holder of $1.16 million of the 8.75% notes, which holding was purchased in the open market. Due to immateriality, the remaining balance of these convertible notes was included with other accrued liabilities in the consolidated balance sheet as of September 30, 2015. The notes matured in the March 2016 quarter in normal course and were repaid.

Interest and Debt Maturities – During the June 2015 and 2016 quarters, Headwaters incurred total interest costs of approximately $8.2 million and $9.4 million, respectively, including approximately $0.6 million of non-cash interest expense in both quarters. During the nine months ended June 30, 2015 and 2016, Headwaters incurred total interest costs of approximately $56.5 million and $26.2 million, respectively, including approximately $5.6 million and $1.7 million, respectively, of non-cash interest expense. As described above, approximately $21.3 million of interest expense incurred in the 2015 periods resulted from the early repayment of the 7-5/8% senior secured notes. Neither capitalized interest nor interest income was material for any period presented.

The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 5.2% at September 30, 2015 and 4.8% at June 30, 2016. The decrease in the weighted-average interest rate as of June 30, 2016 was due to a repricing of the secured term loan debt in June 2016 which resulted in a decrease in the annual interest rate on this debt of 0.5%. Except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, Headwaters has no debt maturities until January 2019.

8.Fair Value of Financial Instruments

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

As of September 30, 2015 and June 30, 2016, only the 7¼% senior notes have a fixed rate and the aggregate fair value of this debt as of September 30, 2015 would have been approximately $156.4 million, compared to a carrying value of $147.8 million. As of June 30, 2016, the aggregate fair value of this debt would have been approximately $151.0 million, compared to a carrying value of $144.6 million.

Fair value “Level 2” estimates for long-term debt were based primarily on price estimates from broker-dealers.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

9.Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2016, exclusive of discrete items, is currently expected to be approximately 39%. This estimated rate was used to record income taxes for the nine months ended June 30, 2016. For the nine months ended June 30, 2015, Headwaters used an estimated effective income tax rate for continuing operations of 12%. Headwaters also recognized tax benefit for discrete items of $1.3 million in 2015 and $4.2 million in 2016 which did not affect the calculation of the estimated effective income tax rates for the respective fiscal years. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed and changes to prior year estimated amounts for research and development tax credits.

Beginning in 2011 and until September 2015, Headwaters recorded a full valuation allowance on its net amortizable deferred tax assets and accordingly, did not recognize benefit for tax credit carryforwards, net operating loss (NOL) carryforwards or other deferred tax assets for 2015. The estimated income tax rate of 12% for fiscal 2015 resulted primarily from the combination of recognizing benefit for deferred tax assets only to the extent of projected fiscal year earnings, plus current state income taxes in certain state jurisdictions where taxable income was expected to be generated.

As of June 30, 2016, Headwaters’ U.S. and state NOL and capital loss carryforwards totaled approximately $51.4 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $28.0 million of tax credit carryforwards as of June 30, 2016, which expire from 2028 to 2035.

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

10.Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation – In accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchases the common stock in accordance with the director’s request and holds the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of June 30, 2016, the treasury stock and related deferred compensation obligation had fair values of approximately $1.8 million, which was $0.5 million higher than the carrying values at cost.

Stock-Based Compensation – In the December 2015 quarter, the Compensation Committee of Headwaters’ Board of Directors (the Committee) approved the grant of approximately 0.3 million stock-based awards to officers and employees. The awards were granted under the stockholder-approved 2010 Incentive Compensation Plan, and vest over an approximate three-year period. Vesting is also subject to achievement of a 12-month Adjusted EBITDA

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

target equal to the sum of capital expenditures plus 1.5 times cash interest expense, measured at each quarter end beginning September 30, 2016 through the final vest date of September 30, 2018.

Stock-based compensation expense was approximately $0.7 million and $0.8 million for the June 2015 and 2016 quarters, respectively, and $2.1 million and $2.3 million for the nine months ended June 30, 2015 and 2016, respectively. As of June 30, 2016, there was approximately $3.3 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

Shelf Registration – In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

11.Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands, except per-share amounts)	2015	2016	2015	2016
Numerator:
Income from continuing operations	$23,118	$17,527	$5,281	$33,076
Income from continuing operations attributable to non-controlling interest	(191)	(269)	(695)	(848)
Numerator for basic and diluted earnings per share from continuing operations — income from continuing operations attributable to Headwaters Incorporated	22,927	17,258	4,586	32,228
Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(110)	258	(387)	(186)
Numerator for basic and diluted earnings per share — net income attributable to Headwaters Incorporated	$22,817	$17,516	$4,199	$32,042

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,658	73,848	73,553	73,819
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	2,386	1,609	2,146	1,569
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	76,044	75,457	75,699	75,388

Basic income per share attributable to Headwaters Incorporated:
From continuing operations	$0.31	$0.23	$0.06	$0.43
From discontinued operations	0.00	0.00	0.00	0.00
	$0.31	$0.23	$0.06	$0.43
Diluted income per share attributable to Headwaters Incorporated:
From continuing operations	$0.30	$0.23	$0.06	$0.43
From discontinued operations	0.00	0.00	0.00	0.00
	$0.30	$0.23	$0.06	$0.43

Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	160	255	1,625	280
Stock options	72	0	94	24
Restricted stock	0	0	88	0

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

12.Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of June 30, 2016, not disclosed elsewhere, are as follows:

Compensation Arrangements – Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K, including fiscal 2016 grants made in the December 2015 quarter. Headwaters currently expects that amounts will be earned in fiscal 2016 under the terms of the fiscal 2016 awards. Also, as explained in the Form 10-K, the amounts accrued under the fiscal 2014 awards are subject to adjustment for cash flows generated in fiscal 2016 and the amounts accrued under the fiscal 2015 awards are subject to adjustment for cash flows generated in fiscal 2016 and 2017.

Cash-Settled SAR Grants.  In 2012, the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of June 30, 2016. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. The SARs must be exercised on or before September 30, 2016, at which time they expire. As of June 30, 2016, approximately $1.4 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in Headwaters’ stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in Headwaters’ Statement of Income in the September 2016 quarter. Compensation expense (credit) for all cash-settled SARs was approximately $2.9 million and $(0.1) million for the nine months ended June 30, 2015 and 2016, respectively.

Property, Plant and Equipment – As of June 30, 2016, Headwaters was committed to spend approximately $4.6 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $1.7 million and $(1.8) million of expense (credit) for legal matters during the nine months ended June 30, 2015 and 2016, respectively. The 2016 amount includes the effect of settlement of certain litigation. Costs for outside legal counsel comprised a majority of all other Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $0 up to the amounts sought by claimants and therefore has recorded a liability of $0 as of June 30, 2016. The substantial claims and damages sought by claimants are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February 2012, 383 plaintiffs, most of

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO and related companies, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course was carried in the air and contaminated surface water exposing plaintiffs to dangerous chemicals and causing personal injury and property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. In March 2016, the court responded to VFL’s motion, ruling that (i) the statute of limitations barred nuisance claims of all plaintiffs who are not minors and who are not making personal injury claims, and (ii) emotional distress damages are not cognizable. In response, plaintiffs have moved to amend their complaints. All but seven Plaintiffs have asserted in discovery that they were not seeking personal injury damages except emotional distress. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

Clary.  In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs’ allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

found liable to plaintiffs, including interest, attorney fees, and costs. In April 2016, the case was reassigned to the State of West Virginia Circuit Court of Raleigh County Mass Litigation Panel. The court’s scheduling order has set trial to begin in September 2017. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

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

Building products litigation and claims typically cite damages for alleged personal injuries, property damage, economic loss, unfair business practices and punitive damages. Claims made against Headwaters and its subsidiaries generally have been paid by their insurers, subject to Headwaters’ payment of deductibles or self-insured retentions, although such insurance carriers typically have issued “reservation of rights” letters. There is no guarantee of insurance coverage or continuing coverage. These and future proceedings may result in substantial costs to Headwaters and its subsidiaries, including attorney fees, managerial time and other personnel resources and costs. Adverse resolution of these proceedings could have a materially negative effect on Headwaters’ businesses, financial condition, and results of operation, and its ability to meet its financial obligations. Although Headwaters carries general and product liability insurance, subject to exclusions and self-insured retentions, Headwaters cannot assure that such insurance coverage will remain available, that Headwaters’ insurance carriers will remain viable, will accept claims or that the insured amounts will cover all claims in excess of self-insured retentions. Future rate increases may also make such insurance uneconomical for Headwaters to maintain. Because resolution of the litigation, claims, and insurance coverage is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ or its subsidiaries’ liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Other.  Headwaters and its subsidiaries are also involved in other legal proceedings that have arisen in the normal course of business. Because resolution of these proceedings is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability.

13.Related Party Transaction

During the June 2016 quarter, the non-controlling owners in one of Headwaters’ subsidiaries loaned $1.6 million to the subsidiary. The loan bore interest at 1.5% and was repaid subsequent to June 30, 2016.

14.Condensed Consolidating Financial Information

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2015

		Non-		Eliminations
	Guarantor	guarantor	Parent	and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,819	$3,577	$113,201	$—	$142,597
Trade receivables, net	129,095	5,289	—	—	134,384
Inventories	52,699	2,375	—	—	55,074
Current income taxes	—	—	143,305	(142,976)	329
Other	10,666	144	1,017	—	11,827
Total current assets	218,279	11,385	257,523	(142,976)	344,211
Property, plant and equipment, net	164,413	9,978	11,327	—	185,718
Other assets:
Goodwill	147,330	30,869	—	—	178,199
Intangible assets, net	116,479	27,239	—	—	143,718
Investments in subsidiaries	55,844	—	372,864	(428,708)	—
Intercompany accounts and notes	57,793	—	637,046	(694,839)	—
Deferred income taxes	—	25,204	79,763	(12,115)	92,852
Other	11,243	2,291	20,787	—	34,321
Total other assets	388,689	85,603	1,110,460	(1,135,662)	449,090
Total assets	$771,381	$106,966	$1,379,310	$(1,278,638)	$979,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,619	$1,114	$573	$—	$25,306
Accrued personnel costs	14,542	501	37,501	—	52,544
Accrued interest	—	—	2,295	—	2,295
Current income taxes	137,502	5,474	—	(142,976)	—
Other accrued liabilities	39,604	6,380	3,502	—	49,486
Current portion of long-term debt	—	—	4,250	—	4,250
Total current liabilities	215,267	13,469	48,121	(142,976)	133,881
Long-term liabilities:
Long-term debt, net	—	—	558,080	—	558,080
Income taxes	15,091	—	3,614	(12,115)	6,590
Intercompany accounts and notes	—	178,179	516,660	(694,839)	—
Other	1,481	13,897	14,808	—	30,186
Total long-term liabilities	16,572	192,076	1,093,162	(706,954)	594,856
Total liabilities	231,839	205,545	1,141,283	(849,930)	728,737
Redeemable non-controlling interest in consolidated subsidiary	—	12,431	—	—	12,431
Stockholders’ equity:
Common stock	—	—	74	—	74
Capital in excess of par value	486,069	54,470	728,843	(540,715)	728,667
Retained earnings (accumulated deficit)	53,473	(165,480)	(489,889)	112,007	(489,889)
Treasury stock	—	—	(1,001)	—	(1,001)
Total stockholders’ equity	539,542	(111,010)	238,027	(428,708)	237,851
Total liabilities and stockholders’ equity	$771,381	$106,966	$1,379,310	$(1,278,638)	$979,019

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — June 30, 2016

		Non-		Eliminations
	Guarantor	guarantor	Parent	and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,624	$9,821	$53,058	$—	$87,503
Trade receivables, net	128,161	7,976	—	—	136,137
Inventories	60,854	4,830	—	—	65,684
Current income taxes	—	—	40,637	(36,962)	3,675
Other	8,142	1,280	7,087	(6,400)	10,109
Total current assets	221,781	23,907	100,782	(43,362)	303,108
Property, plant and equipment, net	166,897	9,753	13,439	—	190,089
Other assets:
Goodwill	176,856	41,866	—	—	218,722
Intangible assets, net	145,643	36,990	—	—	182,633
Investments in subsidiaries	—	—	468,952	(468,952)	—
Intercompany accounts and notes	—	—	726,738	(726,738)	—
Deferred income taxes	—	25,488	65,529	(16,193)	74,824
Other	12,069	4,527	26,844	—	43,440
Total other assets	334,568	108,871	1,288,063	(1,211,883)	519,619
Total assets	$723,246	$142,531	$1,402,284	$(1,255,245)	$1,012,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,942	$1,584	$234	$—	$23,760
Accrued personnel costs	12,642	430	29,229	—	42,301
Accrued interest	—	28	4,890	—	4,918
Current income taxes	34,782	2,180	—	(36,962)	—
Other accrued liabilities	52,118	12,396	2,657	(6,400)	60,771
Current portion of long-term debt	—	—	4,250	—	4,250
Total current liabilities	121,484	16,618	41,260	(43,362)	136,000
Long-term liabilities:
Long-term debt, net	—	—	552,798	—	552,798
Income taxes	19,208	—	—	(16,193)	3,015
Intercompany accounts and notes	1,878	208,200	516,660	(726,738)	—
Other	750	16,319	18,841	—	35,910
Total long-term liabilities	21,836	224,519	1,088,299	(742,931)	591,723
Total liabilities	143,320	241,137	1,129,559	(786,293)	727,723
Redeemable non-controlling interest in consolidated subsidiary	—	12,544	—	—	12,544
Stockholders’ equity:
Common stock	—	—	74	—	74
Capital in excess of par value	471,794	52,229	731,806	(524,199)	731,630
Retained earnings (accumulated deficit)	108,132	(163,379)	(457,847)	55,247	(457,847)
Treasury stock	—	—	(1,308)	—	(1,308)
Total stockholders’ equity	579,926	(111,150)	272,725	(468,952)	272,549
Total liabilities and stockholders’ equity	$723,246	$142,531	$1,402,284	$(1,255,245)	$1,012,816

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$136,117	$11,713	$—	$—	$147,830
Construction materials	91,900	—	—	—	91,900
Energy technology	3,564	—	—	—	3,564
Total revenue	231,581	11,713	—	—	243,294
Cost of revenue:
Building products	92,288	8,513	—	—	100,801
Construction materials	63,850	—	—	—	63,850
Energy technology	1,881	—	—	—	1,881
Total cost of revenue	158,019	8,513	—	—	166,532
Gross profit	73,562	3,200	—	—	76,762
Operating expenses:
Selling, general and administrative	30,296	1,637	6,973	—	38,906
Amortization	4,189	368	—	—	4,557
Total operating expenses	34,485	2,005	6,973	—	43,463
Operating income (loss)	39,077	1,195	(6,973)	—	33,299
Other income (expense):
Net interest expense	(25)	—	(8,058)	—	(8,083)
Equity in earnings of subsidiaries	—	—	34,508	(34,508)	—
Other, net	130	(8)	—	—	122
Total other income (expense), net	105	(8)	26,450	(34,508)	(7,961)
Income from continuing operations before income taxes	39,182	1,187	19,477	(34,508)	25,338
Income tax benefit (provision)	(5,430)	(130)	3,340	—	(2,220)
Income from continuing operations	33,752	1,057	22,817	(34,508)	23,118
Loss from discontinued operations, net of income taxes	—	(110)	—	—	(110)
Net income	33,752	947	22,817	(34,508)	23,008
Net income attributable to noncontrolling interest	—	(191)	—	—	(191)
Net income attributable to Headwaters Incorporated	$33,752	$756	$22,817	$(34,508)	$22,817

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$145,635	$17,007	$—	$—	$162,642
Construction materials	97,741	—	—	—	97,741
Energy technology	2,083	—	—	—	2,083
Total revenue	245,459	17,007	—	—	262,466
Cost of revenue:
Building products	99,049	12,360	—	—	111,409
Construction materials	66,577	—	—	—	66,577
Energy technology	949	—	—	—	949
Total cost of revenue	166,575	12,360	—	—	178,935
Gross profit	78,884	4,647	—	—	83,531
Operating expenses:
Selling, general and administrative	31,712	2,348	8,348	—	42,408
Amortization	4,661	368	—	—	5,029
Total operating expenses	36,373	2,716	8,348	—	47,437
Operating income (loss)	42,511	1,931	(8,348)	—	36,094
Other income (expense):
Net interest expense	(101)	(30)	(9,139)	—	(9,270)
Equity in earnings of subsidiaries	—	—	27,113	(27,113)	—
Other, net	(220)	13	—	—	(207)
Total other income (expense), net	(321)	(17)	17,974	(27,113)	(9,477)
Income from continuing operations before income taxes	42,190	1,914	9,626	(27,113)	26,617
Income tax benefit (provision)	(16,200)	(780)	7,890	—	(9,090)
Income from continuing operations	25,990	1,134	17,516	(27,113)	17,527
Income from discontinued operations, net of income taxes	—	258	—	—	258
Net income	25,990	1,392	17,516	(27,113)	17,785
Net income attributable to noncontrolling interest	—	(269)	—	—	(269)
Net income attributable to Headwaters Incorporated	$25,990	$1,123	$17,516	$(27,113)	$17,516

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 30, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$338,445	$33,325	$—	$—	$371,770
Construction materials	240,802	—	—	—	240,802
Energy technology	10,044	—	—	—	10,044
Total revenue	589,291	33,325	—	—	622,616
Cost of revenue:
Building products	241,222	23,252	—	—	264,474
Construction materials	174,099	—	—	—	174,099
Energy technology	4,453	—	—	—	4,453
Total cost of revenue	419,774	23,252	—	—	443,026
Gross profit	169,517	10,073	—	—	179,590
Operating expenses:
Selling, general and administrative	82,734	4,829	17,723	—	105,286
Amortization	12,498	1,105	—	—	13,603
Total operating expenses	95,232	5,934	17,723	—	118,889
Operating income (loss)	74,285	4,139	(17,723)	—	60,701
Other income (expense):
Net interest expense	(129)	—	(55,871)	—	(56,000)
Equity in earnings of subsidiaries	—	—	68,633	(68,633)	—
Other, net	(12)	(168)	—	—	(180)
Total other income (expense), net	(141)	(168)	12,762	(68,633)	(56,180)
Income (loss) from continuing operations before income taxes	74,144	3,971	(4,961)	(68,633)	4,521
Income tax benefit (provision)	(8,000)	(400)	9,160	—	760
Income from continuing operations	66,144	3,571	4,199	(68,633)	5,281
Loss from discontinued operations, net of income taxes	(67)	(320)	—	—	(387)
Net income	66,077	3,251	4,199	(68,633)	4,894
Net income attributable to noncontrolling interest	—	(695)	—	—	(695)
Net income attributable to Headwaters Incorporated	$66,077	$2,556	$4,199	$(68,633)	$4,199

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended June 30, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$382,062	$41,620	$—	$—	$423,682
Construction materials	255,494	—	—	—	255,494
Energy technology	4,040	—	—	—	4,040
Total revenue	641,596	41,620	—	—	683,216
Cost of revenue:
Building products	268,125	29,617	—	—	297,742
Construction materials	181,059	—	—	—	181,059
Energy technology	1,736	—	—	—	1,736
Total cost of revenue	450,920	29,617	—	—	480,537
Gross profit	190,676	12,003	—	—	202,679
Operating expenses:
Selling, general and administrative	88,737	5,901	20,534	—	115,172
Amortization	13,305	1,105	—	—	14,410
Total operating expenses	102,042	7,006	20,534	—	129,582
Operating income (loss)	88,634	4,997	(20,534)	—	73,097
Other income (expense):
Net interest expense	(196)	(33)	(25,314)	—	(25,543)
Equity in earnings of subsidiaries	—	—	56,760	(56,760)	—
Other, net	(345)	57	—	—	(288)
Total other income (expense), net	(541)	24	31,446	(56,760)	(25,831)
Income from continuing operations before income taxes	88,093	5,021	10,912	(56,760)	47,266
Income tax benefit (provision)	(33,330)	(1,990)	21,130	—	(14,190)
Income from continuing operations	54,763	3,031	32,042	(56,760)	33,076
Loss from discontinued operations, net of income taxes	—	(186)	—	—	(186)
Net income	54,763	2,845	32,042	(56,760)	32,890
Net income attributable to noncontrolling interest	—	(848)	—	—	(848)
Net income attributable to Headwaters Incorporated	$54,763	$1,997	$32,042	$(56,760)	$32,042

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$66,077	$3,251	$4,199	$(68,633)	$4,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:					—
Depreciation and amortization	37,270	2,153	370	—	39,793
Interest expense related to amortization of debt issue costs and debt discount	—	—	5,611	—	5,611
Stock-based compensation	759	—	1,310	—	2,069
Deferred income taxes	591	363	—	—	954
Net loss on disposition of property, plant and equipment	94	1	—	—	95
Loss on sale of discontinued operations, net of income taxes	45	174	—	—	219
Net loss of unconsolidated joint ventures	—	247	—	—	247
Equity in earnings of subsidiaries	—	—	(68,633)	68,633	0
Decrease in trade receivables	397	109	—	—	506
Increase in inventories	(8,513)	(414)	—	—	(8,927)
Increase (decrease) in accounts payable and accrued liabilities	(10,650)	3,231	(22,060)	—	(29,479)
Other changes in operating assets and liabilities, net	(339)	(8,519)	(1,930)	—	(10,788)
Net cash provided by (used in) operating activities	85,731	596	(81,133)	—	5,194
Cash flows from investing activities:
Business acquisition	(1,200)	—	—	—	(1,200)
Investments in unconsolidated joint venture	(125)	—	—	—	(125)
Purchase of property, plant and equipment	(21,768)	(614)	(4,142)	—	(26,524)
Proceeds from disposition of property, plant and equipment	716	—	—	—	716
Net decrease in long-term receivables and deposits	2,781	—	1,066	—	3,847
Net change in other assets	(587)	—	164	—	(423)
Net cash used in investing activities	(20,183)	(614)	(2,912)	—	(23,709)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	—	414,675	—	414,675
Payments on long-term debt	—	—	(448,736)	—	(448,736)
Dividends paid to non-controlling interest in consolidated subsidiary	—	(1,184)	—	—	(1,184)
Employee stock purchases	464	28	141	—	633
Intercompany transfers	(41,029)	(271)	41,300	—	0
Net cash provided by (used in) financing activities	(40,565)	(1,427)	7,380	—	(34,612)
Net increase (decrease) in cash and cash equivalents	24,983	(1,445)	(76,665)	—	(53,127)
Cash and cash equivalents, beginning of period	33,552	5,764	113,226	—	152,542
Cash and cash equivalents, end of period	$58,535	$4,319	$36,561	$—	$99,415

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended June 30, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$54,763	$2,845	$32,042	$(56,760)	$32,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,297	2,269	487	—	43,053
Interest expense related to amortization of debt issue costs and debt discount	—	—	1,745	—	1,745
Stock-based compensation	817	—	1,520	—	2,337
Deferred income taxes	4,927	(284)	12,986	—	17,629
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(106)	—	(226)	—	(332)
Net loss (gain) on disposition of property, plant and equipment	(1,680)	49	—	—	(1,631)
Loss on sale of discontinued operations, net of income taxes	—	3,072	—	—	3,072
Net loss of unconsolidated joint ventures	—	36	—	—	36
Equity in earnings of subsidiaries	—	—	(56,760)	56,760	0
Decrease (increase) in trade receivables	5,948	(1,369)	—	—	4,579
Increase in inventories	(1,709)	(170)	—	—	(1,879)
Increase (decrease) in accounts payable and accrued liabilities	(16,370)	5,183	(6,875)	—	(18,062)
Other changes in operating assets and liabilities, net	(29,513)	(5,128)	30,611	—	(4,030)
Net cash provided by operating activities	57,374	6,503	15,530	—	79,407
Cash flows from investing activities:
Business acquisitions	(73,841)	(33,083)	—	—	(106,924)
Purchase of property, plant and equipment	(28,596)	(355)	(2,468)	—	(31,419)
Proceeds from disposition of property, plant and equipment	8,795	—	—	—	8,795
Net decrease (increase) in long-term receivables and deposits	2	(55)	(147)	—	(200)
Net change in other assets	(1,526)	6,085	(2,690)	—	1,869
Net cash used in investing activities	(95,166)	(27,408)	(5,305)	—	(127,879)
Cash flows from financing activities:
Payments on long-term debt	—	—	(6,937)	—	(6,937)
Dividends paid to non-controlling interest in consolidated subsidiary	—	(735)	—	—	(735)
Employee stock purchases	509	31	178	—	718
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	106	—	226	—	332
Intercompany transfers	35,982	27,853	(63,835)	—	0
Net cash provided by (used in) financing activities	36,597	27,149	(70,368)	—	(6,622)
Net increase (decrease) in cash and cash equivalents	(1,195)	6,244	(60,143)	—	(55,094)
Cash and cash equivalents, beginning of period	25,819	3,577	113,201	—	142,597
Cash and cash equivalents, end of period	$24,624	$9,821	$53,058	$—	$87,503

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

Over the last several years, we have closed several acquisitions within our building products segment, as follows:

•	In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products;

•	In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand;

•	In May 2014, we acquired the stone coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands;

•	In fiscal 2015, we acquired two small businesses in the building products industry;

•	In November 2015, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business known as Metro Roof Products;

•	In December 2015, we acquired certain assets and assumed certain liabilities of Enviroshake Inc., a company that manufactures and sells composite roofing products; and

•	In January 2016, we completed the acquisition of a small decking and railing company; and

•	In April 2016, we completed the acquisition of a small concrete roof tile business.

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

Construction Materials Segment.  The four elements noted above for our building products segment are also operative for the construction materials segment. In addition, our strategy in this segment includes the negotiation of long-term contracts with suppliers, supported by investment in transportation and storage infrastructure for the marketing and sale of CCPs. Demand for CCPs is somewhat dependent on federal and state funding of infrastructure projects, and is associated with demand for portland cement. We are continuing our efforts to expand the demand for high-quality CCPs, develop more uses for lower-quality CCPs, and expand our CCP disposal services and site service revenue generated from CCP management.

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

In connection with several transactions during the March 2015 quarter, we significantly restructured our long-term debt, including repayment of our outstanding convertible senior subordinated notes. We entered into a new Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. This variable-rate loan currently carries an interest rate of 4.0% and matures in March 2022, subject to certain early termination provisions. The net proceeds of approximately $414.7 million were used to pay the redemption price in connection with the redemption of all of the outstanding 7-5/8% senior secured notes which carried a maturity date of April 2019. Finally, our ABL Revolver was amended to extend its maturity to March 2020, subject to certain early termination provisions, with more favorable interest rates.

Currently, except for the required repayments of the Term Loan Facility of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. As of June 30, 2016, we had approximately $87.5 million of cash on hand, total liquidity of approximately $147.2 million, and additional cash flow is expected to be generated from operations over the next 12 months.

Capital expenditures for each of the fiscal years 2013 through 2015 ranged from approximately $29.0 million to $37.0 million, but are currently expected to be higher during 2016, especially to the extent we pursue certain growth opportunities.

In summary, our strategy for the rest of fiscal 2016 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures and strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The information set forth below compares our operating results for the three months ended June 30, 2016, the third quarter of our 2016 fiscal year (2016), with operating results for the three months ended June 30, 2015, the third quarter of our 2015 fiscal year (2015). Except as noted, the references to captions in the Statements of Income refer to continuing operations only.

Summary.  Third quarter 2016 consolidated revenue increased by 8% to $262.5 million from $243.3 million for the third quarter of 2015, and gross profit increased by 9% to $83.5 million, compared to $76.8 million in 2015. Operating income improved from $33.3 million in 2015 to $36.1 million in 2016. Income from continuing operations was $17.5 million, or $0.23 per diluted share, for the third quarter of 2016, compared to $23.1 million, or $0.30 per diluted share, for the third quarter of 2015, with the decrease primarily due to an increase in income tax expense following the release of deferred tax asset valuation allowances in the September 2015 quarter. Discontinued operations were immaterial in both 2015 and 2016.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 10%, from $147.8 million in the third quarter of 2015 to $162.6 million in the third quarter of 2016. In 2016, gross profit increased 9% to $51.2 million from $47.0 million in 2015, and operating income increased 8% to $24.6 million from $22.8 million.

All major product groups experienced sales growth despite adverse weather conditions in the third quarter and the likely pull forward of sales into the second quarter due to unseasonably mild winter temperatures. Heavy rain in Texas negatively impacted revenue in our block group. Siding products, which predominantly sells into the repair and remodel market, experienced solid revenue growth, led by our trim product where we have experienced double digit top line growth.

Margins for the quarter improved, reflecting effective cost controls and the continued benefit from lower raw material, transportation, and energy costs. We anticipate completing the consolidation of our stone-coated metal roofing manufacturing plants in the September quarter, but additional integration activities will continue well into 2017.

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

New housing construction and residential repair and remodeling, which experienced significant declines in activity several years ago, have seen some recovery in recent years, although the recovery has been uneven. There have been and continue to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. Continued low oil prices may impact growth in certain areas of Texas, such as Houston, but the Dallas market continues to have a strong new residential construction market. Regional differences in the health of housing construction impact the sales of our various product groups differently. It is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

According to the National Association of Home Builders (NAHB), new housing construction starts as of June 2016 were at a seasonally-adjusted annualized level of approximately 1.2 million units, compared to 1.0 million units and 1.1 million units in calendar 2014 and 2015, respectively. The most current 10- and 50-year averages for new housing starts were 1.0 million and 1.4 million units, respectively. During the last 57 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2016 report by The Joint Center for Housing Studies of Harvard University, the U.S. homeownership rate has tumbled to its lowest level in nearly a half-century, but household growth is projected to average over 1.3 million units a year over the coming decade.

The National Association of Realtors reported that annual existing-home sales were at a seasonally adjusted rate of 5.6 million units in June 2016. For all of calendar 2015, there were 5.3 million units sold, compared to 4.9 million units sold in calendar 2014. Total housing inventory as of June 30, 2016 was 2.1 million existing homes for sale, representing a 4.6-month supply. This compares to a 5.0-month supply as of June 30, 2015 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in June 2016 was 5% higher than in June 2015.

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

Construction Materials Segment.  Construction materials revenue increased by 6% to $97.7 million, compared to $91.9 million in 2015. The increase in revenue is primarily attributable to positive pricing for high-value CCPs and the acquisition of SynMat in March 2016. Net price increases for the June 2016 quarter averaged approximately 6%, as compared to the June 2015 quarter. The continued favorable pricing environment is the result of demand for high value CCPs, as well as increases in demand for portland cement. Service revenue represented approximately 23% of total segment revenue for 2016 compared to 18% for 2015, with SynMat contributing to the higher service revenue percentage year over year. Service revenue was 21% for all of fiscal 2015. Gross profit increased by 11% to $31.2 million in 2016, compared to $28.1 million in 2015, and gross margin increased by 140 basis points to 31.9%. Operating income increased $2.5 million, or 14%, from $18.4 million in 2015 to $20.9 million in 2016, with a 140 basis point increase in operating margin.

We believe that our fly ash supply in 2016 compared to 2015 was lower because of a temporary seasonal decline in fly ash production due primarily to lower electricity demand and unusually low natural gas prices, both impacted by unseasonably mild temperatures. Sales volumes were also impacted by rain. Based on demand for high quality CCPs, improvements to weather, and increasing natural gas prices, we currently expect sales volumes for CCPs to normalize in the September quarter.

According to the Portland Cement Association’s (PCA) most recent forecast, U.S. cement consumption is projected to increase approximately 3.4% in calendar 2016 and approximately 4.3% in calendar 2017. It is not possible to accurately predict the future trends of cement consumption, nor the precise correlation between cement usage and fly ash sales. Nevertheless, because fly ash is sold as an admixture for the partial replacement of portland cement in a wide variety of concrete uses—including infrastructure, commercial, and residential construction—statistics and trends for portland and blended cement sales can be an indicator for fly ash sales. In April 2015, the PCA’s Chief Economist indicated that in 2013 a trough point was reached for road construction, which accounts for the largest amount of public cement consumption.

An important aspect of our strategy is to continue to increase our supply of high-value CCPs for marketing during the construction season. Low natural gas prices, EPA regulations, and reduced power demand, have combined to force the long-term shutdown, temporary idling, or lower utilization of multiple coal combustion power plant units, negatively impacting the supply of CCPs for beneficial use in certain areas. This trend has impacted somewhat our CCP supplies in certain regions of the country; however, we have multiple sources of supply and a broad distribution system, which allow us to move CCPs to locations where power plant units have closed. Reallocating CCP supplies can increase our transportation costs, some but not all of which we have historically been able to pass on to customers.

Weather, plant outages, limits on storage capacity and other factors can create short-term supply interruptions that sometimes result in CCP shortages in certain geographic areas. We are constantly seeking opportunities to increase the supply of high-value CCPs through incremental storage, conversion, blending, treatment, and new contracts. We are also working to develop fly ash sources which are not dependent upon current electricity generation. We have been actively involved in creative strategies to secure additional supplies for some time, and believe that several of these strategies will be operational in 2017. For example, we believe that we can reclaim high quality fly ash previously disposed by utilities, and are currently working on this initiative at multiple sites. The American Coal Ash Association (ACAA) estimates that there are hundreds of millions of tons of potentially available CCPs, much of which we believe could be reclaimed for use as fly ash.

The ACAA released recent findings on the U.S. production and utilization of CCPs, particularly fly ash. The ACAA report, which is based on an in-depth analysis by the American Road and Transportation Builders Association, takes into account the economic and political factors that have influenced production and utilization of CCPs over the last 40 years, and predicts the availability and demand for CCPs for the next 20 years. The forward looking projections take into account historic CCP data, projected electric generation from coal-fueled utilities, and the U.S. economy.

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

CCP Production is Forecast to Grow Slightly

160
140
120
100
80
60
40
20
0
millions of short tons
150.9
120.6
97.3
1974
1976
1978
1980
1982
1984
1986
1988
1990
1992
1994
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
2024
2026
2028
2030
2032
Historical Production
Forecast
95% Confidence Intervals

CCP production will increase 0.3 percent annually as coal demand for electric generation remains steady.

Energy Technology Segment.  Energy technology segment revenue was not material for either 2016 or 2015. Revenue is primarily impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Selling, general and administrative expenses increased 9% from 2015 to 2016 due to approximately $3.5 million of non-recurring and recurring expenses for the businesses acquired in fiscal 2015 and 2016. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the 2015 and 2016 business acquisitions.

Net Interest Expense.  In 2016, net interest expense increased approximately $1.2 million from 2015, due to one-time costs associated with the repricing of our secured term loan debt which occurred in June 2016. The repricing resulted in a decrease in our annual interest rate on this debt of 0.5%.

Income Tax Provision.  Reference is made to Note 9 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% for fiscal 2016 and the 12% effective tax rate for 2015, along with the discrete items that have been recognized year to date for both periods.

Discontinued Operations.  We recorded $0.3 million of income from discontinued operations in 2016 and $(0.1) million of loss in 2015. The results for both periods include activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was favorably settled during the March 2016 quarter, resulting in a gain which was recognized in that period. In accordance with terms of the settlement agreement, we received additional consideration in the June 2016 quarter and could receive additional cash receipts in the future, dependent primarily upon future coal sales by the buyer. Potential future cash receipts are being recognized in the periods when received. Results for both periods also include adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2015 and June 30, 2016, approximately $7.4 million and $9.6 million, respectively, was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

The information set forth below compares our operating results for the nine months ended June 30, 2016 (2016), with operating results for the nine months ended June 30, 2015 (2015). Except as noted, the references to captions in the Statements of Income refer to continuing operations only.

Summary.  Our total revenue for the nine months ended June 30, 2016 was $683.2 million, up 10% from $622.6 million for 2015. Gross profit increased 13%, from $179.6 million in 2015 to $202.7 million in 2016. Operating income of $60.7 million in 2015 improved by 20%, to $73.1 million in 2016. Income from continuing operations in 2015 of $5.3 million, or diluted income per share of $0.06, improved to $33.1 million, or $0.43 per diluted share, in 2016. The 2015 results include $24.8 million of incremental interest expense related to early debt repayments. The 2016 results include additional non-cash tax expense resulting from the release of deferred tax asset valuation allowances in the September 2015 quarter.  Discontinued operations were immaterial in both 2015 and 2016.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 14%, from $371.8 million in 2015 to $423.7 million in 2016. Gross profit increased 17% to $125.9 million in 2016 from $107.3 million in 2015, and operating income increased 28% to $50.5 million from $39.5 million.

Revenue growth in 2016 was due to higher sales in all of our major product groups as a result of demand driven volume increases and acquisitions completed in fiscal 2015 and 2016. Led by our trim product, our siding products contributed significantly to overall segment revenue growth and margin expansion. Demand has also been strong in our non-residential Texas markets, offsetting any impact from low oil prices on residential construction. Continuous improvement efforts in our stone and block categories also contributed to margin improvement. Several of our product groups continued to benefit from lower raw material, transportation and energy costs, which more than offset increased costs in other areas.

Construction Materials Segment.  Construction materials revenue increased by 6% to $255.5 million, compared to $240.8 million in 2015. The increase in revenue is primarily attributable to positive pricing for high-value CCPs and the acquisition of SynMat in March 2016. Gross profit increased by 12% to $74.4 million in 2016, compared to $66.7 million in 2015, and gross margin increased by 140 basis points to 29.1%. Operating income increased $7.0 million, or 17%, from $40.1 million in 2015 to $47.1 million in 2016, with a 180 basis point increase in operating margin. Improvements in gross profit and operating income and in the respective margins were primarily due to the continued favorable pricing environment as well as to cost management initiatives. The favorable pricing environment is the result of solid demand for high quality CCPs used to replace portland cement as well as the continued improvement in portland cement demand and pricing.

Energy Technology Segment.  Energy technology segment revenue was not material for either 2016 or 2015. Revenue is primarily impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Selling, general and administrative expenses increased 9% from 2015 to 2016 due primarily to approximately $7.8 million of non-recurring and recurring expenses for the businesses acquired in fiscal 2015 and 2016, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the 2015 and 2016 business acquisitions.

Net Interest Expense.  In 2016, net interest expense decreased approximately $30.5 million from 2015, due primarily to the debt restructuring that occurred in the March 2015 quarter. The restructuring transactions resulted in approximately $24.8 million of incremental interest expense related to loss on extinguishment of senior secured debt and early repayments of convertible senior subordinated notes, which transactions are described in detail in Note 7 to the condensed consolidated financial statements. As a result of the 2015 debt restructuring, our ongoing interest costs also decreased by approximately $4.0 million per quarter.

Income Tax Provision.  Reference is made to Note 9 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% for fiscal 2016 and the 12% effective tax rate for 2015, along with the discrete items recognized in both periods.

Discontinued Operations.  We recorded $(0.2) million of loss from discontinued operations in 2016 and ($0.4) million of loss in 2015. The results for both periods include activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was favorably settled during the March 2016 quarter, resulting in a gain. Results for both periods also include adjustments of the previously recognized estimated gains related to the coal cleaning facilities sold.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities in 2016 was approximately $79.4 million, compared to net cash provided by operating activities of approximately $5.2 million in 2015, a change of $74.2 million. The primary differences in the components of operating cash flows between the two periods were: 1) the $28.0 million increase in net income in 2016, augmented by a $16.7 million change in deferred tax assets following release of the valuation allowance in September 2015; 2) a $4.1 million increase related to collection of accounts receivable, primarily in the energy technology segment; 3) a $7.0 million increase stemming from reduced inventory build in 2016 as compared to 2015; and 4) an $11.4 million increase related to current payables, due primarily to changes in the amount and timing of interest payments on long-term debt, as a result of the debt restructuring that occurred in the March 2015 quarter.

In 2016, our primary investing activities consisted of business acquisitions and capital expenditures, and in 2015 our primary investing activity consisted of capital expenditures. There were significant financing activities in 2015 related to the restructuring of our long-term debt, with small payments on long-term debt in 2016. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2016, we acquired four businesses in the building products industry and one business in the construction materials industry. Combined consideration paid for all of the 2016 acquisitions, net of cash acquired, was approximately $106.9 million, subject to adjustment for the final calculations of acquisition-date working capital, which calculations are currently expected to be finalized in the September 2016 quarter. Direct acquisition costs were not material.

In building products, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products, and acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. We also acquired certain decking manufacturing assets which are being relocated to one of our current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase our product and manufacturing expertise. Finally, our minority-owned subsidiary acquired all of the equity interests in several related companies, together which comprise a concrete roof tile business which we will continue to operate in Florida. This acquisition is expected to expand our presence in that niche roofing sector. In construction materials, we acquired 100% of the equity interests in a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC, with operations in several locations in the Eastern U.S. This acquisition is expected to expand our presence in the CCP industry.

In 2015, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to the construction materials segment and more discretionary expenditures for new product lines or projects. In 2016, capital expenditures were more evenly split between maintenance and growth. In both periods, a substantial majority of capital expenditures were made in the building products segment. Capital expenditures for all of fiscal 2016 are currently expected to be approximately $50.0 million, with funding coming from working capital. As of June 30, 2016, we were committed to spend approximately $4.6 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 20% or less of total potential availability under the facility. Subsequent to June 30, 2016, we entered into a definitive agreement, subject to certain closing conditions, to acquire substantially all the assets and certain liabilities of Krestmark Industries, L.P. and its affiliates for $240.0 million, subject to adjustments. Krestmark is a manufacturer of high quality vinyl windows, selling to a diverse customer base of homebuilders, lumber yards and distributors in the South Central region of the U.S. We believe Krestmark fits well into our strategy of increasing sales to core customers, with a strong focus on customer service and niche positioning. We intend to finance the acquisition by borrowing.

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

One of our subsidiaries is currently performing permit reclamation responsibilities at one former coal cleaning site. As of June 30, 2016, approximately $9.6 million was accrued for this reclamation liability. Certain receivables due from the buyer have also been reserved until such time as collection is more certain. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In March 2015, we entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. Features and restrictions relating to the Term Loan Facility are described in Note 7 to the condensed consolidated financial statements.

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original principal amount (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022, subject to early termination in October 2018 if more than $50.0 million of the 7¼% senior notes remains outstanding at that time. We currently expect to reduce the outstanding amount of the 7¼% senior notes to less than $50.0 million prior to October 2018, either though repayment or refinancing. Except for the required repayments of the senior secured term loan of approximately $1.1 million per quarter, we have no expected debt maturities until January 2019. Pursuant to open market transactions during the March 2016 quarter, we repurchased and cancelled approximately $3.8 million of the 7¼% senior notes. Subsequent to June 30, 2016, we redeemed $47.25 million of these notes at a redemption price equal to 103.625% of the principal amount. The associated premiums and accelerated debt issue costs for both transactions were charged to interest expense. Following the $47.25 million note redemption and a repricing of the secured term loan debt in June 2016, which resulted in a decrease in our annual interest rate on this debt of 0.5%, our annual cash interest expense is expected to decrease by approximately $5.5 million.

We may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of our annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. We were not required to make any prepayments under these requirements during the nine months ended June 30, 2016.

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

We were in compliance with all debt covenants as of June 30, 2016. The senior secured Term Loan Facility, senior notes and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of June 30, 2016, availability under the ABL Revolver was approximately $59.7 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of June 30, 2016, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 2.1. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

Working Capital.  As of June 30, 2016, our working capital was $167.1 million (including $87.5 million of cash and cash equivalents) compared to $210.3 million as of September 30, 2015. We currently expect operations to produce positive cash flow during fiscal 2016 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were approximately $3.0 million for both 2016 and 2015. As of June 30, 2016, our U.S. and state NOL and capital loss carryforwards totaled approximately $51.4 million (tax effected). The NOLs expire from 2016 to 2035. In addition, there are approximately $28.0 million of tax credit carryforwards as of June 30, 2016, which expire from 2028 to 2035.

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

In the December 2015 quarter, the Committee approved grants of performance unit awards to certain officers and employees for cash flow generated during fiscal 2016, with terms similar to those described above for 2014 and 2015. Expense for these awards, including adjustments for changes in our average stock price during 2016, is being recognized during 2016, subject to potential further adjustment in 2017 and 2018, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  As described in Note 12 to the condensed consolidated financial statements, in fiscal 2012 the Committee approved grants to certain officers and employees of approximately 1.0 million cash-settled SARs, approximately 0.1 million of which remain outstanding as of June 30, 2016. These SARs, which are considered liability awards, vested in annual installments through September 30, 2014 and are settled in cash upon exercise by the employee. The SARs must be exercised on or before September 30, 2016, at which time they expire. As of June 30, 2016, approximately $1.4 million has been accrued for outstanding awards because the stock price at that date was above the grant-date stock price of $1.85. Changes in our stock price (whether positive or negative) through the dates employees exercise the SARs will result in adjustments to compensation expense and will be reflected in our Statement of Income in the September 2016 quarter.

Compensation expense (credit) for all cash-settled SARs was approximately $2.9 million and $(0.1) million for the nine months ended June 30, 2015 and 2016, respectively. A change in our stock price of $1.00 would result in an increase or decrease of approximately $0.1 million in the ultimate payout liability for all remaining cash-settled SARs.

Variable-Rate Debt.  As described in Note 7 to the condensed consolidated financial statements, we have outstanding a variable-rate Term Loan Facility which currently bears interest at 4.0%. The interest rate cannot decrease below the current level but will increase if the eurocurrency (LIBO) rate exceeds the 1% floor. Assuming there were no change in the amount of debt outstanding and the LIBO rate did increase beyond the floor, a change in the interest rate of 1% could change our interest expense by up to approximately $4.2 million per year. Also as described in Note 7, any future borrowings under our ABL Revolver will bear interest at a variable rate.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Legal Matters” in Note 12 to the condensed consolidated financial statements for a description of current legal proceedings.

ITEM 1A.  RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not have any sales of unregistered equity securities during the quarter ended June 30, 2016, but did purchase treasury stock. As described in Note 10 to the condensed consolidated financial statements, we have a Directors’ Deferred Compensation Plan (DDCP) under which non-employee directors can elect to defer certain compensation and choose from various options how the deferred compensation will be invested. One of the investment options is Headwaters common stock. When an eligible director chooses our common stock as an investment option, we purchase the common stock in open-market transactions in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable. At such time, the treasury shares will be distributed to the director in satisfaction of the obligation.

The following table provides details about the treasury stock purchased in connection with the DDCP during the quarter ended June 30, 2016.

			Total Number of	Approximate Dollar
	Total	Average	Shares Purchased	Value of Shares that
	Number of	Price	as Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share(1)	or Programs	Plans or Programs
April 1, 2016 – April 30, 2016	0	n/a	n/a	n/a
May 1, 2016– May 31, 2016	5,406	$18.96	n/a	n/a
June 1, 2016 – June 30, 2016	0	n/a	n/a	n/a
Total	5,406	$18.96	n/a	n/a

(1)	Includes broker commissions.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included herein:

10.60	Amended and Restated Employment Agreement with Kirk A. Benson dated as of August 1, 2016	*
12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: August 3, 2016	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)