Form 10-K/A
period 2016-09-30
HEADWATERS INC
filed 2017-01-30
CIK 1003344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2016 was $1,426,230,580, based upon the closing price on the New York Stock Exchange reported for such date. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock as of January 20, 2017 was 74,885,539.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Headwaters Incorporated is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on November 15, 2016 (the Original Filing). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after September 30, 2016, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, the reference to portions of our definitive proxy statement being incorporated by reference on the cover page of the Original Filing has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

On December 29, 2016 Headwaters filed a definitive proxy statement pertaining to a special meeting of stockholders to be held February 3, 2017 for the following purposes:

1.  Adoption of the Merger Agreement.  To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of November 20, 2016, as it may be amended from time to time (the merger agreement), by and among Headwaters, Boral Limited, an Australian corporation (Boral), and Enterprise Merger Sub, Inc., an indirect wholly owned subsidiary of Boral.

2.  Advisory Vote Regarding Merger-Related Named Executive Officer Compensation.  To consider and vote upon a proposal to approve, by a non-binding advisory vote, the compensation arrangements disclosed in the special meeting proxy statement that may be payable to Headwaters’ named executive officers in connection with the completion of the merger.

3.  Adjournment of the Special Meeting.  To consider and vote upon a proposal to approve the adjournment of the special meeting from time to time, if necessary or appropriate in the view of the Headwaters Board of Directors, to solicit additional proxies if there are not sufficient votes at the time of the special meeting to adopt the merger agreement.

The information contained in this Amendment to Form 10-K is as of and/or for the fiscal year ended September 30, 2016 and may be different from certain information contained in the special meeting definitive proxy statement filed on December 29, 2016.

Headwaters anticipates that it will at some future date also file a definitive proxy statement pertaining to our 2017 Annual Meeting of Stockholders.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following table sets forth:

•                  the names of our current executive officers,

•                  their ages as of January 20, 2017, and

•                  the capacities in which they currently serve Headwaters:

Name	Age	Position(s)	Officer Since
Kirk A. Benson	66	Chief Executive Officer and Chairman of the Board	1999
Donald P. Newman	52	Chief Financial Officer	2010
Harlan M. Hatfield	56	Vice President, General Counsel and Secretary	1998
Murphy K. Lents	65	President, Headwaters Siding and Roofing Group	2012
William H. Gehrmann, III	60	President, Headwaters Construction Materials Division	2004
William E. Robinson	64	President, Headwaters Windows Division	2016
Brent A. Spann	45	President, Headwaters Stone Division	2014

See “Directors” for biographical information regarding Mr. Benson.

Donald P. Newman was appointed Chief Financial Officer on December 8, 2010. Prior to joining Headwaters, Mr. Newman served as Interim Chief Financial Officer or Vice President—Corporate Controller of Boart Longyear Limited (Boart) from October 2006 to December 2010. Boart is the world’s leading integrated drilling services and minerals industry manufacturing company providing goods and services to mining companies. From January 2004 to October 2006, Mr. Newman was Vice President—Corporate Controller and Chief Accounting Officer of ACI Worldwide, Inc., a leading international provider of electronic payment software and services. From June 1991 until January 2004, Mr. Newman held a number of finance and accounting leadership roles with NRG Energy, Inc. (NRG), an international independent electric generation company. From July 1987 until joining NRG, Mr. Newman worked for Deloitte LLP in its audit services group. Mr. Newman graduated from the University of Minnesota in 1987 with a Bachelor of Accounting degree and is a certified public accountant.

Harlan M. Hatfield has served as Corporate Counsel since October 1996, as Vice President and General Counsel since July 1998 and as Secretary since July 1999.  His activities with us have included project development, intellectual property, licensing, strategic business acquisitions, divestitures, and debt and equity financings.  As General Counsel he oversees the legal staff and outside legal counsel, litigation, regulatory issues, contracts and other legal matters.  Prior to his employment with us, he was in private practice at the Seattle law firm of Oles, Morrison and Rinker for more than nine years where he was a partner.  Mr. Hatfield obtained a B.A. degree in Public Policy from Brigham Young University in 1984 and a Juris Doctorate from the University of Minnesota in 1987.

Murphy K. Lents was appointed President of Headwaters Siding and Roofing Group in August 2014. Previously, beginning in April 2008, Mr. Lents served as President of Headwaters Stone Division. Mr. Lents joined Headwaters as President of Headwaters Construction Materials in July 2004 following Headwaters’ acquisition of Southwest Concrete Products, LP, a company Mr. Lents co-founded in 1997, which grew to become a large concrete products company in Texas.  Prior to 1997, Mr. Lents co-founded and worked for Independent Gas Company, a retail propane distributor in Texas, for four years, serving as President for one year. He previously worked as chief financial officer of a Houston real estate developer for six years, was an executive with Beacon Management, a venture capital firm, for two years, and was employed in banking for five years with J.P. Morgan and Company. Mr. Lents received his B.A. degree from Rice University in English and Spanish Literature in 1973 and his MBA from the Wharton School of the University of Pennsylvania in 1975.

William H. Gehrmann, III was appointed President of the Headwaters Construction Materials Division in October 2004.  Mr. Gehrmann has been with the Headwaters Construction Materials Division and its predecessors since 1985 and was appointed Senior Vice President, Operations in 2004 and was Senior Vice President, Southern Region for the previous five years.  During his time with Headwaters Resources, Mr. Gehrmann has been responsible for the development of new products utilizing coal combustion products, the construction and operation of hazardous and non-hazardous waste landfills, and the design and operation of material handling systems.  Mr. Gehrmann has worked in the coal combustion products industry since 1985 where he has received a patent, authored numerous technical papers, and developed new products utilizing CCPs. Mr. Gehrmann graduated from the University of Texas at Austin in 1984 with a B.S. degree in Architectural Engineering, with specializations in structural engineering and construction management.

William E. Robinson was appointed President of the Headwaters Windows Division in October 2016 following the acquisition of Krestmark Industries, L.P. in August 2016. Mr. Robinson founded Krestmark Industries in June 2004 and built the company into a leading manufacturer of premium vinyl and aluminum windows serving the Texas and South Central regions of the U.S.  Mr. Robinson has over 45 years of experience in the window industry.  Mr. Robinson is a second generation “window man.”  His father founded the original Krestmark in 1964, where Mr. Robinson worked from 1967 to 1980 in various roles.  From 1981 to 1982, Mr. Robinson was a Sales Representative for Skotty Aluminum; from 1983 to 2001, Mr. Robinson was VP Sales for H-R Windows; and from 2002 to 2004, Mr. Robinson was General Manager of H-R Windows.

Brent A. Spann was appointed President of the Headwaters Stone Division in August 2014.  Mr. Spann joined Headwaters in July 2004 as Vice President of Marketing & Product Development for Eldorado Stone and his most recent position was Vice President of Sales & Marketing for the Headwaters Stone Division.  Mr. Spann has played an instrumental role in the development and introduction of numerous new products and brand extensions.  His industry-leading market and brand strategies for Eldorado Stone contributed to securing a leading market position in the manufactured stone industry.  Prior to joining Headwaters, Mr. Spann was employed by Dacor Appliances as Marketing/Brand Manager and a member of the Senior Management Strategy Team. Mr. Spann received his B.S. degree in Business Administration with specializations in Marketing & Professional Selling from California Polytechnic University in 1995.

CORPORATE GOVERNANCE

We uphold a set of basic values to guide our actions and are committed to maintaining high standards of business conduct and corporate governance.  We have adopted a Code of Ethics and Business Conduct for directors, officers (including our principal executive officer and principal financial officer) and employees and Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of Headwaters. The Code of Ethics and Business Conduct, Corporate Governance Guidelines, Board of Directors committee charters, Bylaws and Certificate of Incorporation are available at www.headwaters.com.  We will post on this web site any amendments to these governing documents or waivers of the Code of Ethics and Business Conduct for directors and executive officers.

Board Leadership Structure and Independence

The Board of Directors is divided into three classes, currently comprised of three Class I directors, two Class II directors and two Class III directors. Our directors hold office until the end of their respective terms, normally a three-year period, or until their successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Our Board leadership structure is currently comprised of i) a combined Chairman of the Board of Directors and Chief Executive Officer, ii) a Vice Chairman and lead independent Director, and iii) independent Chairmen for each of our three standing Board committees: the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation Committee.

From time to time, the Nominating and Corporate Governance Committee and the entire Board review the Company’s leadership structure, including the positions of Chairman of the Board and Chief Executive Officer.  Mr. Kirk A. Benson currently serves as both Chairman of the Board and Chief Executive Officer.  Over the last twelve years, we have undergone a dramatic change in our business from alternative energy to a building products company.  Mr. Benson has led this transition and is intimately familiar with our history, current business, and objectives for the future.  Our Board believes it is appropriate to continue this combined role, which provides continuity to the management of the Company.  By serving as both our Chairman and Chief Executive Officer, Mr. Benson is able to provide strong and consistent leadership, vision and direction as we pursue our plans.  In addition, our Board believes that its information flow, meetings, deliberations, and decision making processes are more focused, efficient, and effective than if the Chairman and Chief Executive Officer roles were separated.

Our Chairman is assisted by a strong, independent Vice Chairman.  Mr. James A. Herickhoff serves as our Vice Chairman and lead independent Director and has served in these capacities since 1999 and 2001, respectively.  As our Vice Chairman, Mr. Herickhoff has the following responsibilities, among others:

•                                          chairing meetings of our Board in the absence of the Chairman and Chief Executive Officer or when it is deemed appropriate in light of the Chairman’s management role;

•                                          chairing and setting the agenda for executive sessions of the non-management and independent directors at each regularly scheduled meeting of our Board, and more often as necessary;

•                                          advising on the agenda, information flow, and schedule of meetings for our Board based on input from directors;

•                                          providing feedback to the Chairman and Chief Executive Officer on corporate and Board strategies and, when requested, helping facilitate communications among board members and the Chief Executive Officer; and

•                                          overseeing the evaluation of our Chief Executive Officer.

The Board of Directors has determined that each of Thomas N. Chieffe, R Sam Christensen, Blake O. Fisher, Jr., James A. Herickhoff, Malyn K. Malquist and Sylvia Summers has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the New York Stock Exchange, and that each of our standing Board committees is independent and satisfies the relevant SEC or New York Stock Exchange independence requirements for members of such committees.  The Board of Directors from time to time reevaluates director independence as warranted by the circumstances. Each of our three standing committees plays an important role in the governance and leadership of our Board.  Each is chaired by an independent director and all committee members are independent.  The Board of Directors has adopted written charters for each of its three standing Board committees and new directors participate in orientation and training following their appointment to the Board.

Committees of the Board of Directors

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee currently consists of Mr. Fisher as chair, Messrs. Christensen and Herickhoff, and Ms. Summers.  This committee provides assistance to the Board in overseeing corporate governance and identifies individuals qualified to become members of the Board of Directors consistent with Board criteria.  The committee also oversees the evaluation of the Board of Directors and management.  The charter of the Nominating and Corporate Governance Committee is available at www.headwaters.com.

Audit Committee.  The Audit Committee currently consists of Mr. Christensen as chair, and Messrs. Chieffe, Fisher and Malquist, each of whom the Board of Directors has determined is an “audit committee financial expert” as defined under SEC rules.  Each member of the committee is an independent director.  This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. The Audit Committee’s report appears below.  BDO USA, LLP (BDO), our independent auditors, reports directly to the Audit Committee. The charter of the Audit Committee is available at www.headwaters.com.

Compensation Committee. The Compensation Committee currently consists of Mr. Malquist as chair, Messrs. Chieffe and Herickhoff, and Ms. Summers.  This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices.  It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation, including any required approval of incentive and equity-based plans; reviews and approves bonus compensation guidelines and practices; and administers our incentive compensation plans and authorizes awards granted under the plans. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.  The charter of the Compensation Committee is available at www.headwaters.com.

The Compensation Committee directly engaged Strategis as compensation consultants to provide market data and to advise it and management about the design of the compensation program, including methods of compensation, commonly used metrics to measure performance, best practices for compensation delivery and the structure of various compensation elements.  The consultants also gather, prepare and provide data for external market comparisons in the areas of base compensation, total annual cash compensation, and long-term compensation and meet with the Committee to present findings and recommendations.

Board Oversight of Risk

Our Board of Directors oversees risk to help ensure a successful business at Headwaters.  While the Chairman and Chief Executive Officer, Chief Financial Officer, business unit presidents, and other members of our senior leadership team are responsible for the day-to-day management of risk, our Board of Directors is responsible for appropriate risk oversight and assisting management in addressing specific risks, such as strategic and competitive risks, financial risks, legal risks, and operational risks.

The Board believes that its leadership structure facilitates its oversight of risk by combining independent leadership, through the Vice Chairman and lead independent director, independent Board committees, and majority independent Board composition, with an experienced Chairman and Chief Executive Officer who has detailed knowledge of our business, history, and the complex challenges we face.  The Chairman and Chief Executive Officer’s in-depth understanding of these matters and involvement in the day-to-day management of the Company positions him to promptly identify and raise key risks to the Board and focus the Board’s attention on areas of concern.  The Vice Chairman, independent committee chairs and other directors also are experienced professionals or executives who can and do raise issues for Board consideration and review, and are not hesitant to challenge management.  The Board believes there is a well-functioning and effective balance between the non-management directors and the Chairman and Chief Executive Officer, which enhances risk oversight.

The Board of Directors exercises its oversight responsibility for risk both directly and through its three standing committees.  Throughout the year, the Board and each committee spends a portion of their time reviewing and discussing specific risk topics.  The full Board is kept informed of each committee’s risk oversight and related activities through frequent non-member attendance at committee meetings and committee meeting minutes available to all directors.  Strategic, operational and competitive risks are presented and discussed at the Board’s regular quarterly meetings.  On at least an annual basis, the Board conducts a review of our long-term strategic plans and the presidents of each business unit and other members of senior management report on our top risks and the steps management has taken or will take to mitigate these risks.  In addition, at each quarterly meeting, or more often as necessary, the General Counsel updates the board on material legal matters.  As needed between Board meetings, our Chairman and Chief Executive Officer provides written reports to the Board on the critical issues we face and the recent developments in our business units, including identified risks.

The Audit Committee is responsible for reviewing our financial risks.  The Audit Committee meets regularly with our Chief Executive Officer, Chief Financial Officer, internal auditor, General Counsel, other members of senior management and the independent auditors to discuss our major financial risk exposures, financial reporting, internal controls, and credit and liquidity risk.  The Audit Committee meets regularly in separate executive session with the independent auditors and our internal auditor to facilitate a full and candid discussion of risk and other issues.

The Compensation Committee is responsible for overseeing human resources and compensation risk, including evaluating and assessing risks arising from our compensation policies and practices for all employees and ensuring executive compensation is aligned with performance.  The Compensation Committee is charged with monitoring our incentive and equity-based compensation plans, including employee benefit plans.

The Nominating and Corporate Governance Committee oversees risk related to our overall governance, including Board and committee composition, Board size and structure, director independence, ethical and business conduct and our corporate governance profile and ratings.  The Nominating and Corporate Governance Committee also is engaged in overseeing risks associated with succession planning for the Board and management.

Communicating Concerns to Directors

The non-employee directors have established procedures to enable anyone wishing to communicate with our Board of Directors, including the Vice Chair or other non-management directors, in one of the following ways:

•                  E-mailing the directors at directors@headwaters.com, or

•                  Writing to the directors, at the following address:

Board of Directors

Headwaters Incorporated

c/o Corporate Secretary

10701 South River Front Parkway, Suite 300

South Jordan, UT  84095

The Corporate Secretary will forward any communications related to our accounting, internal accounting controls, or auditing matters to the Chair of the Audit Committee, and any other director named in the communication.  All other communications will be forwarded to the Vice Chair or other designated lead independent director of the Board of Directors, together with any other director named in the communication.  The Corporate Secretary will not forward non-substantive communications or communications that pertain to personal grievances, but instead will forward them to the appropriate department within the Company for resolution. If this is the case, the Corporate Secretary will retain a copy of such communication for review by any director upon request.

The Audit Committee has established procedures for employees who have a concern about our accounting, internal accounting controls or auditing matters, to communicate that concern directly to the Audit Committee in one of the following ways:

•                  E-mailing to the Audit Committee at headwaters-hotline@blackbearventures.com, or

•                  Writing to the Audit Committee, at the following address:

Chair of the Headwaters Incorporated Audit Committee
PO Box 4760
Scottsdale, AZ 85261

Communications may be anonymous.

Board and Committee Meetings

The Board held a total of seven meetings during fiscal 2016.  We encourage but do not require Board member attendance at our annual meeting.  Our Chairman of the Board attended the 2016 annual meeting.

The Nominating and Corporate Governance Committee held four meetings in fiscal 2016.  The Audit Committee held five meetings in fiscal 2016.  The Compensation Committee held five meetings in fiscal 2016. Each director attended at least 75% of the aggregate of the total number of Board and applicable committee meetings.

Nominating and Corporate Governance Committee Report

The Nominating and Corporate Governance Committee provides assistance to the Board in overseeing corporate governance, evaluates and selects director nominees of the Company to be considered for election at the annual meeting of stockholders and takes such other actions within the scope of its charter as the committee deems necessary or appropriate.

The Nominating and Corporate Governance Committee has responsibility for identifying and evaluating new nominees to the Board.  In evaluating director nominees, the committee, as described in the committee’s charter, considers various criteria, including relevant industry experience, general business experience, relevant financial experience, diversity of background and skills, and compliance with independence and other qualifications necessary to comply with any applicable tax and securities laws and the rules and regulations of the New York Stock Exchange.  In addition to these factors mandated by the committee charter, directors must have significant interest in serving and be willing and able to make time available to devote to Board activities and to enhance their knowledge of our business.  We therefore seek to attract and retain highly qualified directors who have sufficient time to devote to their substantial responsibilities and duties to us and our stockholders.

An example of the process for selecting a new nominee for director occurred in 2012 when the Board and the Nominating and Corporate Governance Committee decided to search for an additional director in order to provide future continuity as some directors approached retirement.  The committee developed the desired qualifications for potential director candidates and then undertook a search for qualified individuals, using as guidelines the criteria outlined in the committee’s charter.  After a pool of potential candidates was developed, which included obtaining a list of potential candidates from the National Association of Corporate Directors (NACD), the committee reviewed resumes and other written information and conducted several rounds of interviews in which other Board members and senior management participated.  While the NACD list included Ms. Summers’ name, the NACD did not recommend any particular candidates.  In November 2012, the Nominating and Corporate Governance Committee selected Sylvia Summers as a well-qualified candidate to be a new director and the Board ratified the selection.  Ms. Summers was offered a seat on the Board effective January 1, 2013, which she accepted, and Ms. Summers was subsequently voted as a director by the stockholders at the 2013 annual meeting.

In accordance with our Corporate Governance Guidelines, the Board is comprised of three classes of members with staggered three-year terms.  One class of members is elected each year by our stockholders at the annual meeting.  Between annual meetings of stockholders, the Board may elect directors to serve until the next annual meeting.  Nominees for directorship will be selected by the Nominating and Corporate Governance Committee, in accordance with the policies and principles in its charter, and nominated by the Board for stockholder elections. We have used both internal and external resources to assist us in identifying potential director nominees, but have not engaged third parties to evaluate potential director nominees, although we may do so in the future.

The Committee believes that a classified board structure is in the best interest of the Company’s stockholders. It ensures that at any given time there are experienced directors serving on the Board who are familiar with Headwaters’ particular businesses, products, markets, opportunities and challenges. The Committee thereby believes that the structure promotes stability, continuity and effective long-term planning. In addition to providing institutional perspective to management and other directors, the Committee believes that a three-year term promotes the independence of non-employee directors.

To date, we have not received any recommendations from stockholders requesting the Board or any of its committees to consider a nominee for inclusion among the Board’s slate of nominees in our proxy statement for our annual meeting.  However, our stockholders may recommend director nominees, and the committee will consider nominees recommended by stockholders. A stockholder wishing to submit such a recommendation should send a letter to the Corporate Secretary at our principal executive offices in accordance with the provisions of our Bylaws and as described in the Questions and Answers about the Annual Meeting section under the question, “What are the requirements for presenting stockholder proposals?”  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Director Nominee Recommendation.”  The letter must identify the author as a stockholder and provide a brief summary of the nominee’s qualifications, including such information about the nominee as would have been required to be included in a proxy statement filed pursuant to the rules of the SEC had such nominee been nominated by the Board, as well as contact information for both the nominee and the stockholder.  Nominees should at a minimum have relevant business and financial experience and must be able to read and understand fundamental financial statements. We anticipate that nominees recommended by stockholders will be evaluated in the same manner as nominees recommended by anyone else, although the committee may prefer nominees who are personally known to the existing directors and whose reputations are highly regarded.  The committee will consider all relevant qualifications as well as our needs in terms of compliance with New York Stock Exchange listing standards and SEC rules.

The Nominating and Corporate Governance Committee assisted the Board and each of its committees in conducting self-evaluations of their functioning and effectiveness. The committee also has reviewed the Company’s CEO succession plan.

Nominating and Corporate Governance Committee

Blake O. Fisher, Jr., Chairman

R Sam Christensen

James A. Herickhoff

Sylvia Summers

Audit Committee Report

The Audit Committee acts pursuant to a written charter that was approved by the Board of Directors.  The Audit Committee oversees our financial reporting process on behalf of the Board.  Our management has the primary responsibility for the financial statements, for maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting.  In fulfilling its oversight responsibilities, the committee reviewed and discussed the audited consolidated financial statements with our management, including a discussion of the quality, not just the acceptability, of the accounting principles used; the reasonableness of significant judgments made; and the clarity of the disclosures in the financial statements.

The Audit Committee reviewed with BDO USA, LLP, our independent auditors, which is responsible for expressing an opinion that our consolidated financial statements are presented, in all material respects, in conformity with U.S. generally accepted accounting principles, its judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the committee by Public Company Accounting Oversight Board (PCAOB) standards, including PCAOB AS 1301, Communications with Audit Committees. In addition, the committee has discussed with BDO the firm’s independence from Headwaters, including the matters in the letter from BDO required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and considered the compatibility of non-audit services with BDO’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting and BDO’s report on the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our internal auditors and BDO the overall scope and plans for their respective audits. The committee regularly meets with the internal auditors and BDO, with and without management present, to discuss the results of their examinations; their evaluations of our internal control, including internal control over financial reporting; and the overall quality of our financial reporting.

The Audit Committee has responsibility for engaging the independent auditors of Headwaters and for monitoring and assessing the quality and efficiency of the services provided by the auditors. The Audit Committee periodically assesses whether a change in auditors should be considered and is involved in the selection of the lead audit engagement partner whenever a rotational change is required, normally every five years, or for any other reason. BDO was appointed as independent auditors in 2009 and has served in this role since that time. The Audit Committee approves all fees paid to BDO, as described hereafter.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited consolidated financial statements and management’s assessment of the effectiveness of our internal control over financial reporting, together with BDO’s reports, be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC. The committee and the Board also have recommended, subject to stockholder approval, the selection of BDO USA, LLP to audit our 2017 consolidated financial statements.

Audit Committee

R Sam Christensen, Chairman

Thomas N. Chieffe

Blake O. Fisher, Jr.

Malyn K. Malquist

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the members of the Board of Directors or the Compensation Committee and the members of the board of directors or the compensation committee of any other entity, nor has any interlocking relationship existed in the past. None of the members of the Compensation Committee is or has ever been one of our officers or employees.

Compensation Policies, Practices and Risk Management

The Compensation Committee considers potential risks when reviewing and approving both executive level and broad-based compensation programs.  We have designed our compensation programs, including our incentive compensation plans, to minimize potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking.  We believe that our compensation programs do not encourage excessive risk-taking nor create risks that are reasonably likely to have a material adverse effect on the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2016 and on representations that no other reports were required, we believe that during the 2016 fiscal year all applicable Section 16(a) filing requirements were met, except that Mr. Benson filed one Form 4 outside the two-day reporting timeframe.

DIRECTORS

Our directors hold office until the end of their respective terms or until their successors have been duly elected and qualified. Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

The Board of Directors is divided into three classes, currently comprised of three Class I directors, whose terms will expire at the 2019 annual meeting; two Class II directors, whose terms will expire at the 2017 annual meeting; and two Class III directors, whose terms will expire at the 2018 annual meeting. The Board believes that a classified board of directors provides continuity and stability in pursuing the Company’s policies and strategies and reinforces its commitment to long term perspective and value creation.

At the current time, the Board consists of seven directors: Kirk A. Benson, Thomas N. Chieffe, R Sam Christensen, Blake O. Fisher, Jr., James A. Herickhoff, Malyn K. Malquist, and Sylvia Summers. Information about these directors is set forth below.

Class I directors:

Name	Age	Position with Headwaters	Director Since
R Sam Christensen	68	Director	2003
Malyn K. Malquist	64	Director	2003
Sylvia Summers	64	Director	2013

R Sam Christensen has served as a Director of Headwaters since January 2003. Since 1996, Mr. Christensen has spent the majority of his time managing BBV, LLC and Black Bear Ventures, LLC, both of which are private investment firms, and evaluating new business opportunities. Prior to 1996, Mr. Christensen was Chairman and majority owner of Richmond Holdings, Inc., a privately-held corporation engaged in developing, designing, manufacturing and selling flexible packaging materials and static control devices worldwide to the electronics and pharmaceutical industries. Richmond Holdings, Inc. was subsequently sold to a publicly-traded firm in 1996. Mr. Christensen began his career as an auditor with the firm of Touche Ross & Co. where, he spent nearly ten years. His final assignment, before resigning, was managing their Salt Lake City office and its audit and tax practice. Mr. Christensen earned a B.S. degree in Accounting from Brigham Young University in 1972.

Experience, Qualifications, Attributes, and Skills:  Mr. Christensen brings executive, financial, and operational experience to the Headwaters Board and its Audit Committee.  Mr. Christensen’s accounting education, audit practice with Touche Ross & Co., and executive and financial business leadership experience allow him to help the Board understand the Company’s financial results and supervise the relationship with the Company’s independent auditors as Chairman of the Audit Committee.  Mr. Christensen’s experience in evaluating business opportunities and in directing investments, acquisitions, and divestitures help provide the Board with resources to assess new products and businesses as Headwaters implements its growth strategy.

Malyn K. Malquist has served as a Director of Headwaters since January 2003. Mr. Malquist worked for Avista Corp., an energy utility in the Pacific Northwest, from September 2002 through March 2009, and served as the Chief Financial Officer for almost six years. Mr. Malquist has 30 years of experience in the utility industry, many of which were in financial leadership positions. Mr. Malquist worked for the Truckee Meadows Water Authority from February 2001 until September 2002, serving as its General Manager. Mr. Malquist was CEO of Data Engines, a high tech start-up company from May 2000 through October 2000. Mr. Malquist was employed by Sierra Pacific Resources from 1994 through April 2000, initially as its Chief Financial Officer, and later as President, CEO and board member. Mr. Malquist worked for San Diego Gas and Electric from 1978 through 1994 in a variety of financial positions, including Vice President-Finance and Treasurer. Mr. Malquist became a director of TC Pipelines LP, a public company, in 2011 and currently serves as chairman of the Audit Committee of that company. Mr. Malquist received BA and MBA degrees from Brigham Young University.

Experience, Qualifications, Attributes, and Skills:  Mr. Malquist has extensive experience serving in financial and other executive leadership positions of public companies, including two positions as a chief financial officer.  Mr. Malquist also brings knowledge to the Board of utility electric power generation, an important industry to Headwaters’ business.  Mr. Malquist understands and has participated in public debt and equity capital markets over his career and helps our Board assess capital needs and strategy.

Sylvia Summers has served as a Director of Headwaters since January 2013. Ms. Summers has worked in the high tech industry for 35 years, where she held a variety of management positions in research and development, operations and marketing, residing both in Europe and the U.S. and managing large teams in Asia, in particular Greater China and Japan. For 18 years, she was in charge of large operations for such companies as Cisco, Spansion and Trident Microsystems. Ms. Summers has served on the board of directors of four U.S. public companies where she was a member of various audit, compensation, governance and mergers and acquisitions committees. In 2013, Ms. Summers became a director for Semtech Corporation, a publicly-traded global supplier of analog and mixed-signal semiconductor products, and currently serves on the Compensation Committee of that company. In 2015, Ms. Summers became a director for Alcatel-Lucent S.A., a French global communications equipment and services company. In September 2015, Ms. Summers became chairman of the Audit Committee and in November 2016, as Alcatel-Lucent was sold to Nokia, she resigned from that board. In August 2016, Ms. Summers became a director elect for Aristocrat Entertainment, an Australian-based company. Ms. Summers has dual French and U.S. citizenship and is fluent in French and English. Ms. Summers received a BS degree in electrical engineering from Ecole Polytechnique Feminine (France) in 1976, an MS degree in electrical engineering from the University of California at Berkeley in 1977, and an MBA degree from Thomson CSF (France) in 1988.

Experience, Qualifications, Attributes, and Skills:  Ms. Summers brings a broad operations and management background to the Board. In addition to experience leading and transforming companies, Ms. Summers has experience in marketing, process streamlining, resource optimization and in the negotiation and integration of acquired businesses. Ms. Summers also has financial expertise, an understanding of corporate governance issues and, due to her multicultural background and other experiences, an ability to understand and guide sensitive human resource situations.

Class II directors:

Name	Age	Position with Headwaters	Director Since
Kirk A. Benson	66	Chairman and Chief Executive Officer	1999
Thomas N. Chieffe	59	Director	2014

Kirk A. Benson has served as a Director of Headwaters since January 1999 and as Chairman and CEO since April 1999. Prior to joining Headwaters, Mr. Benson was Senior Vice President of Foundation Health Systems, Inc., one of the nation’s largest publicly traded managed healthcare companies. Mr. Benson was with Foundation Health Systems and its predecessors for approximately ten years, holding various positions including president and chief operating officer for commercial operations, general counsel, and senior vice president for development with responsibility for merger and acquisition activity. He also holds a Master of Laws in Taxation from the University of Denver, and a Master of Accountancy and Juris Doctorate from Brigham Young University.

Experience, Qualifications, Attributes, and Skills:  Mr. Benson’s long tenure as CEO of Headwaters has provided him with detailed knowledge of the Company.  He has overseen its growth and transformation from a $5 million alternative energy company to a $900 million building materials business.  He has insightful relationships with all the senior managers at Headwaters, as well as other stakeholders of Headwaters, including institutional investors.  These leadership experiences allow Mr. Benson to communicate relevant information about Headwaters to the Board efficiently and effectively.  He has extensive operational experience that provides the Board with timely and valuable insights into Company financial reports, opportunities, and risks.  Mr. Benson’s broad education and experience in business, tax, accounting, and law allow him to contribute to a wide variety of Board processes and decisions.

Thomas N. Chieffe has served as a Director of Headwaters since October 2014. Mr. Chieffe has over 20 years of building products experience and most recently served as the Chief Executive Officer of RSI Cabinets, a division of RSI Home Products, Inc., a position that he held from 2013 to 2016.  From 2011 until joining RSI Cabinets, he was an Operating Executive for Oaktree Capital, a global asset management firm. From 2006 until 2011, Mr. Chieffe served as President and CEO of Associated Materials Incorporated, a producer and distributor of windows, siding and other building products. Before his time with Associated Materials, Mr. Chieffe held various executive positions with Masco Corporation, including Group Vice President of the Retail Cabinet Group. He currently sits on the board of directors for Knape and Vogt and Dayton Superior Corporation. He graduated from Clarion University of Pennsylvania with a Bachelor of Science degree in Business Administration.

Experience, Qualifications, Attributes, and Skills:  Mr. Chieffe brings extensive experience in the building products industry, including expertise in strategic planning, business acquisitions, lean manufacturing, distribution, sales and marketing, brand building and general management. Mr. Chieffe’s skills help the Company’s efforts to grow in niche product categories as well as improve its existing operations. He also has a track record of shareholder value creation at both Associated Materials and Masco and has experience in financial planning and oversight.

Class III directors:

Name	Age	Position with Headwaters	Director Since
Blake O. Fisher, Jr.	71	Director	2004
James A. Herickhoff	73	Vice Chairman and Director	1997

Blake O. Fisher, Jr. has served as a Director of Headwaters since November 2004. From May 2004 through 2008 Mr. Fisher was involved in management and financial consulting to the telecommunications and utility industries including providing consultation to the Rural Utilities Service’s broadband program. From May 2004 until December

2004 he served as chief financial officer for Fiber Utilities of Iowa, an entity that provides operation and construction services to municipal utilities. In May 2002, Mr. Fisher retired from McLeod USA, a telecommunications provider. From February 1996 to May 2002, he held senior management positions with McLeod USA, initially as Chief Financial Officer, then President of the company’s Western region and as Chief Development Officer. From 1991 until February 1996 Mr. Fisher was Chief Financial Officer of IES Industries, an energy holding company. Prior to that, Mr. Fisher spent 23 years in several management positions with Consumer Power Company, headquartered in Michigan. Mr. Fisher received B.S. and M.S. degrees in Industrial Engineering from the University of Michigan. Mr. Fisher became a director of inContact, Inc. in 2004 and currently serves as chairman of the Audit Committee and is also on the Governance and Compensation Committees of that company.

Experience, Qualifications, Attributes, and Skills:  Mr. Fisher lends financial, management, and public company experience to the Headwaters Board.  He has worked in the utilities industry, serving in senior leadership positions, including three stints as a chief financial officer.  His leadership includes experience with public companies and in public debt and equity capital markets.  Mr. Fisher’s ongoing service as a director of inContact, Inc., including work on its audit, compensation, and governance committees provides Headwater’s Board with insight into public company governance.

James A. Herickhoff has served as a Director of Headwaters since August 1997 and was elected Vice Chairman in April 1999. Mr. Herickhoff is the Chief Executive Officer, President and a Principal of American Talc Company, the second largest producer of talc products in the United States. Mr. Herickhoff has served as an officer of this company or its predecessor since 2000. From 1987 to 1994, he served as President of Atlantic Richfield Company’s (ARCO’s) Thunder Basin Coal Company. Mr. Herickhoff has over 30 years of experience in the coal and mining industries and extensive experience in strategic positioning of these companies for long-term growth and competitiveness. Mr. Herickhoff led the growth of the Black Thunder and Coal Creek coal mines from 19 million to approximately 40 million tons per year of production. Mr. Herickhoff previously served as President of Mountain Coal Company, managing all of ARCO’s underground mining and preparation plants. Mr. Herickhoff is the past President of the Wyoming Mining Association and a former Board member of the Colorado and Utah Mining Associations. Mr. Herickhoff received a Bachelor degree in 1964 from St. John’s University, a Master of Science degree in 1966 from St. Cloud State University and attended the Kellogg Executive Management Institute at Northwestern University in 1986.

Experience, Qualifications, Attributes, and Skills:  Mr. Herickhoff’s leadership experience enables him to provide our Board with guidance and insight regarding Headwaters’ strategies, opportunities, and risks.  Mr. Herickhoff has managed large operations in basic materials industries.  For seven years he was President of ARCO’s coal mines and is currently CEO of American Talc Company.  His experience with American Talc Company provides Mr. Herickhoff with direct experience in the building products industry and insight into construction markets served by Headwaters.  At both American Talc Company and ARCO, he developed and implemented strategies resulting in significant growth.  He is a frequent contributor to Board discussions of operational efficiencies, product competitiveness, and regulatory compliance.  Mr. Herickhoff has almost two decades of experience as an independent director giving him extensive knowledge about the Company and making him well suited to serve as the Vice Chairman of the Board.

DIRECTOR COMPENSATION

In 2016, our non-employee directors earned an annual cash retainer and we also made contributions on behalf of each non-employee director to the Director Deferred Compensation Plan (DDCP). We also pay members of the Board an additional cash retainer for any additional responsibilities associated with service on Board committees, as described below. The directors, at their option, can elect to have all or a portion of their cash retainers contributed to the DDCP and Mr. Chieffe made the election to do so in lieu of receiving cash payments. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Kirk A. Benson is not included in the director compensation table below.

All outside directors earn base annual cash compensation of $85,000, which we pay quarterly. The following additional annual compensation amounts are also paid in quarterly installments: Vice Chair of the Board - $25,000; chairs of all committees - $20,000; other members of committees - $10,000.

The following table sets forth the compensation we paid our non-employee directors in 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

DIRECTOR COMPENSATION TABLE — FISCAL 2016

Name	Fees earned or paid in cash ($)	Change in pension value and non-qualified deferred compensation earnings (1) ($)	All other compensation (2) ($)	Total ($)
Thomas N. Chieffe	0	(27,628)	177,500	149,872
R Sam Christensen	107,500	27,985	80,000	215,485
Blake O. Fisher, Jr.	107,500	(59,893)	80,000	127,607
James A. Herickhoff	122,500	(52,810)	80,000	149,690
Malyn K. Malquist	107,500	31,167	80,000	218,667
Sylvia Summers	97,500	(32,046)	80,000	145,454

(1)                                 Represents earnings on Company contributions to the DDCP.

(2)                                 Represents Company contributions to the DDCP.

The DDCP is a nonqualified plan that allows us and our directors to make tax-deferred contributions of certain compensation. During 2016, we contributed $20,000 each quarter for each director into the DDCP. Directors also have the option of contributing their cash retainers to the DDCP in lieu of receiving cash. The directors choose from various options how the deferred compensation is to be invested and until December 2016, one of the investment options has been Headwaters common stock. When an eligible director chooses our stock as an investment option, we purchase the common stock in accordance with the director’s request and hold the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by us are distributed to the director in satisfaction of the obligation.

Outstanding Stock Awards

The following table sets forth for each director outstanding options and restricted stock units as of September 30, 2016, all of which were awarded in years prior to 2016 and all of which are fully vested.

DIRECTOR OUTSTANDING STOCK AWARDS AS OF SEPTEMBER 30, 2016

Name	Options (#)	Restricted stock units (#)
Thomas N. Chieffe	0	0
R Sam Christensen	0	38,035
Blake O. Fisher, Jr.	12,000	38,035
James A. Herickhoff	12,000	38,035
Malyn K. Malquist	0	38,035
Sylvia Summers	0	0

Director Stock Ownership Policy

The Board has adopted a stock ownership policy for directors, setting forth minimum ownership requirements for Company common stock. The purpose of the requirement is to ensure that directors have financial interests that are directly aligned with stockholders. The current stock ownership requirement is that directors have stock valued at four times their base annual cash compensation, with a cap of $300,000. For purposes of this requirement, stock held at the end of the fiscal year, including Headwaters stock in the DDCP held on behalf of directors plus restricted stock units, is valued using the average closing stock price for the fiscal year. New directors have four years to comply with the stock ownership policy.

Any director who is not in compliance with the stock ownership policy on a measurement date is required to direct deferred compensation in the ensuing fiscal year to the purchase of Company stock. As of September 30, 2016, all directors except Mr. Chieffe, who joined the board on October 1, 2014, were in compliance with the ownership requirement. As of September 30, 2016, the total number of shares owned by each director, including stock in the DDCP and vested restricted stock units, and the value of those shares was as follows.

DIRECTOR STOCK OWNERSHIP AS OF SEPTEMBER 30, 2016

Name	Shares of Stock Owned (#)	Value of Stock Owned ($)
Thomas N. Chieffe	16,100	293,745
R Sam Christensen	70,000	1,277,154
Blake O. Fisher, Jr.	74,560	1,360,352
James A. Herickhoff	78,592	1,433,916
Malyn K. Malquist	54,035	985,872
Sylvia Summers	18,997	346,601

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

SECTION ONE — OVERVIEW AND EXECUTIVE SUMMARY

Financial and Operational Performance

The Company’s financial and operational performance for the fiscal year ended September 30, 2016 represented a continuation of the business improvement reflected in the results of the five prior years.  The completion of the fourth fiscal quarter (ending September 30, 2016) marked the 21st consecutive quarter of year-over-year growth in both revenue and Adjusted EBITDA.  During fiscal year 2016 revenue increased by 8.9% over the prior year and Adjusted EBITDA grew 14%.  Adjusted EPS increased 38%, from $0.72 in 2015 to $0.99 in 2016.  We continued to add to our product portfolio and customer reach by completing five bolt-on acquisitions, and also completed a major platform acquisition that allowed us to enter the windows space.  Some of our key financial results for fiscal year 2016 are summarized below. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for a more detailed discussion of our 2016 financial results. Adjusted EBITDA, a non-GAAP financial measure is used throughout this Compensation Discussion and Analysis because Adjusted EBITDA is the primary measure used in setting performance targets and measuring actual performance against those targets for executive compensation purposes.

Fiscal Year 2016 Performance Highlights

Our fiscal year 2016 highlights include:

•                  Five consecutive years of increased Adjusted EBITDA margins.  Fiscal year 2016 marked the fifth consecutive year of increased Adjusted EBITDA margins, with a 100 basis point increase above fiscal year 2015 levels.  Revenue growth coupled with strong contribution margins, continuous improvement in efficiency, and cost reductions drove another year of improved profitability. Our 19.5% Adjusted EBITDA margin is the highest since the Company transitioned to a building products and construction materials company.

•                  Strong financial performance that outpaces our peers.  In fiscal year 2016, we continued our growth in revenue and profitability.  Our business performed as well as or better than the median performance of our peer group of companies in several key industry measures, reflecting our operational and financial efficiency:

Metric	Headwaters	Peer Group Median(2)
Return on Equity	18.2%	15.7%
Revenue growth	8.9%	7.0%
Gross Margin	29.6%	24.3%
Adjusted EBITDA Margin(1)	19.5%	16.0%
Operating Margin	11.4%	10.8%

(1)         Adjusted EBITDA Margin is the quotient obtained by dividing Adjusted EBITDA by revenue.  See hereafter our definition of Adjusted EBITDA and a reconciliation of income from continuing operations to Adjusted EBITDA.

(2)         See Section Three—How Executive Pay is Established—Peer Group for a list of companies in our peer group.

•                  Strong Long-Term Total Stockholder Return (TSR). While our one-year TSR was negative, our three-year and five year TSR performance remains at or above our peers.  The Company’s stock price at the end of fiscal year 2016 was $16.92, which results in a substantial increase in stockholder value over an extended period.  Three-year TSR is 23.5%, and a five-year TSR is 63.7%.  These results are equal to or better than peers.

•                  Significant reduction in interest expense.  In fiscal year 2016, we repaid $51 million of unsecured debt and completed a refinancing of nearly $100 million of 7.25% interest debt due in 2019.  This resulted in a decrease in our weighted average interest rate to 4.0%.  Since our interest expense peak in fiscal year 2010, we have reduced our annual interest expense by more than $20 million.

Continued Best Practices in Compensation Governance

In recent years, increased attention has been given to executive compensation, especially the link between executive pay and Company performance.  The most recent (February 2016) Management Say on Pay non-binding advisory vote passed by a 97.7% to 2.2% margin (with approximately 0.1% abstaining), which the Compensation Committee (the Committee) believes reflects substantial stockholder support of the efforts of the Committee and management to strengthen the alignment of the executive compensation programs with stockholder interests.  The following is a summary of compensation governance best practices employed by the Company:

BEST PRACTICE ELEMENT	OUR PRACTICE
Ratio of performance-based equity awards to time-based equity awards	Our equity awards (including Restricted Stock Units and Stock Appreciation Rights, or SARs) are 100% performance based.
Ratio of performance-based compensation to overall compensation	Approximately 67% of the compensation for our Named Executive Officers (NEOs), including for our CEO, is performance based.
Rigor of performance goals

Our annual incentive plans include performance hurdles that require significant growth in the profit levels of the Company.

The performance goal of our 2016 equity awards was completing a 12-month period where Adjusted EBITDA was greater than 1.5 times our cash interest expense plus capital expenditures. This hurdle must be met before vesting could occur.

Peer benchmarking practices

We set the combination of our base salaries and target incentive payments at the projected 50th percentile of our peer group of companies, but with upside opportunities and downside risk based on performance.

Financial/operational results

We achieved a three-year total stockholder return (TSR) of 23.5% and a five-year TSR of 63.7% (at or significantly above the median of our peer group) in fiscal year 2016. Our other financial measures are also higher than the 50th percentile in our peer group of companies. Our gross margin was 29.6% compared to a peer median of 24.3%. Our Adjusted EBITDA margin was 19.5% compared to a peer median of 16.0%. Our operating margin was 11.4% compared to a peer median of 10.8%.

No repricing/replacement of underwater equity grants	We do not permit the repricing or replacement of underwater equity grants such as underwater SARs or stock options.
No excessive perquisites or gross-ups	We provide modest perquisites, principally automobile and life insurance benefits and do not provide any gross-up rights to our executives or employees.
No excessive executive change in control provisions

In fiscal year 2016, none of our executive agreements provide for excessive cash change in control benefits under the guidelines of Institutional Shareholder Services (ISS), a stockholder advisory service.

No large bonus payouts without justifiable performance linkage	All bonus payments are subject to justifiable performance goals and metrics that that are aligned with the interests of our stockholders.
No egregious pension/supplemental executive retirement plan (SERP) payouts	We provide reasonable 401(k) matching contributions, deferred compensation matching contributions, executive retirement program contributions and SERP benefits.
No excessive severance arrangements	We provide severance arrangements that are within the ISS guidelines.
No executives using Company stock in hedging activities	Executives are prohibited by Company policy from using Company stock in hedging arrangements.
No excessive pay differential between CEO and next highest-paid executive officer	The pay ratio between the CEO and the next highest paid executive was 3.9 in fiscal year 2016, which we believe is reasonable.
Non-performance-based pay elements are not a majority of compensation	A substantial portion (approximately 67%) of the base, annual bonus and long term incentive compensation of the NEOs of the Company, including of our CEO, is performance based.
No multi-year guaranteed bonuses	Generally, the Company does not guarantee bonuses for our executives and thus it does not provide any multi-year guaranteed bonuses.
Differentiated performance metric used for short-term and long-term incentive plans

In fiscal year 2016 the Company continued to apply different performance metrics under each of our incentive plans in order to balance the short-term and long-term goals of the Company:

•                  The annual bonus plan metric was Adjusted EBITDA which (above certain hurdles) is compared to the Adjusted EBITDA performance of our peer group of companies to avoid windfall bonuses.

•                  The long-term incentive (LTI) equity plan metric was excess Adjusted EBITDA coverage of combined capital expenditures and cash interest expense in fiscal year 2016.

•                  The LTI cash plan metrics were stock price and cash flow over a three-year period. Awards are adjusted up or down based on stock performance and cash flow during the base year and for the year-over-year changes in cash flow of the Company in years two and three.

Limitation to prevent outsized bonuses	We have a capping mechanism on annual short-term bonuses.
Clawback policy	The Company has a clawback policy in place.
No high pay opportunities relative to industry peers	The Company has benchmarked executive pay at the 50th percentile of our industry market and peer group of companies, but compensation may be higher or lower based on performance.
No excessive overhang or dilution from equity grants	The Company does not have excessive overhang or dilution from our equity grants.

Low equity grant burn rate

The Company’s equity grant burn rate (the speed at which we use shares available for grant) in our LTI equity plan was 0.42% in 2016, which was substantially less than the ISS benchmark of 2.53% for our industry.

No liberal share recycling	The Company’s equity plans do not provide for liberal share recycling.
No liberal definition of a change of control	The change of control provisions in the Company’s compensation plans do not include a liberal definition of a change of control.
No single trigger acceleration of vesting

In fiscal year 2016, all change of control vesting provisions provided for a double trigger acceleration of vesting (which requires a change of control and the involuntary or constructive termination of the employee’s employment), or accelerated vesting if awards are not continued by the successor.

Frequent and regular communications with stockholders regarding executive compensation

As further explained below, in Section Six—Interaction with Stockholders, we engaged in efforts to communicate with our stockholders throughout fiscal year 2016. In many of the meetings or calls, the topic of executive compensation was addressed with our stockholders.

More information on these and other governance practices is included in Section Five—Executive Compensation Governance, and Section Six—Interaction with Stockholders.

Summary of Our Executive Compensation Program

•                  Our compensation programs focus on pay for performance. The programs utilize short-term and long-term pay-at-risk incentive arrangements which are payable only if financial and individual business objectives are achieved and/or our stock price appreciates. In fiscal year 2016, these pay-at-risk arrangements represented approximately 67% of compensation for our NEOs, including for our CEO.

•                  Our compensation programs also emphasize the creation of stockholder value.  In fiscal year 2016, 70% of the CEO’s long-term incentive annual value delivery and 60% of the other NEO’s LTI annual value delivery was in the form of equity awards (either SARs or Restricted Stock Awards), which required excess Adjusted EBITDA coverage of combined capital expenditures and cash interest expense as a condition of vesting.  In addition, the cash LTI arrangement (which accounts for the non-equity value delivery for the NEOs) includes a feature that correlates the base year value of the LTI cash performance units with the stock price.  The design of the programs aligns the interests of our executives with the interests of our stockholders and encourages the executives to manage the Company with a stockholder’s perspective.

•                  In fiscal year 2016, the cash performance unit LTI awards feature a three-year performance period.  The payouts may be increased or decreased based on the year-over-year Company cash flow in the second and third years of the three-year awards.

•                  Our compensation programs attract and retain highly motivated and talented executives by requiring and rewarding higher performance that creates value for our stockholders.

•                  In fiscal year 2016, we set all elements of our compensation programs at the median range of our peer group but adjust the compensation up or down based on performance.

•                  Our executives participate in group benefit programs on the same terms as other salaried employees.

•                  Our executives have access to a nonqualified deferred compensation plan that allows for voluntary retirement savings on a tax-deferred basis.  There is also an Executive Retirement Program (ERP) arrangement that allows the Company to make contributions to the deferred compensation accounts of all executives with a long-term service vesting requirement.  These ERP contributions have a stand-alone vesting schedule, with partial vesting beginning at age 61 and full vesting at age 65.  This ERP arrangement also supports executive talent retention by encouraging motivated and talented executives to continue service through retirement age.

•                  Our executives have limited perquisites.

SECTION TWO — DETAILS OF OUR EXECUTIVE COMPENSATION PROGRAM

Objectives and Design of Our Executive Compensation Program

The three major objectives of our fiscal year 2016 executive compensation program and the ways these objectives are achieved are listed in the following table:

COMPENSATION OBJECTIVE	HOW OBJECTIVE IS ACHIEVED
Rewarding executives for sustained financial performance

•                  Annual incentive plans have Adjusted EBITDA targets that require improved business unit performance over the prior year.

•                  Annual incentive plans have individual achievement factors that require participant-by-participant accountability for achievement of key financial objectives as well as non-financial objectives.

•                  Long-term cash incentive plans have cash flow milestones or targets that require significant cash flow production, are tied to stock price in the base year to achieve alignment with stockholder interests, and are adjusted for cash flow changes to maintain stockholder alignment in years two and three.

Aligning the interests of executives with the interests of stockholders

•                  Performance-based SAR and restricted stock grant awards represent a large portion of long-term incentives granted to executives, and only vest if performance hurdles are met.

•                  Stock ownership requirements are in place for all NEOs.

Attracting and retaining highly motivated and talented executives

•                  All compensation elements are targeted at the 50th percentile of our peer group of companies and, subject to performance, can pay out at higher or lower than the 50th percentile.

•                  Pay-for-performance emphasis attracts executives who are innovative and willing to place at risk a larger portion of their compensation that is tied to their own performance, the performance of the Company and creation of stockholder value.

•                  SAR grants have multi-year time vesting elements, along with performance hurdles, with forfeiture of unvested awards if an executive leaves within the multi-year performance and vesting period.

•                  Discretionary bonuses, which are only used on a limited basis, allow for special recognition for exceptional performance.

•                  Long-term incentive plans require participants to be continuously employed by the Company for a period of at least three years in order to receive 100% of the award value.

•                  Executive Retirement Plan (ERP) awards vest beginning at age 61 with full vesting at age 65, promoting retention until executives reach retirement age.

Elements of Our Executive Compensation Program

The various elements of our fiscal year 2016 executive compensation program, along with a brief summary description and purpose of each of the elements, are listed in the following table.  A more detailed description of each element follows later in this section.

	PROGRAM	DESCRIPTION AND PURPOSE
Annual Compensation	Base Salary (Reflected in the “Salary” column of the Summary Compensation Table)	Annual base salary is a tool to provide executives with a reasonable level of fixed income relative to the responsibility of the positions they hold.

	Annual Bonus (Reflected in the “Non-equity incentive plan compensation” column of the Summary Compensation Table)	The annual bonus award is a cash incentive to reward executives for achieving Adjusted EBITDA targets and individual goals.

	Discretionary Bonus (Reflected in the “Bonus” column of the Summary Compensation Table)	A discretionary bonus is a cash incentive that accommodates, where appropriate, special recognition.

Long-Term Incentives	Restricted Stock (Reflected in the “Stock Awards” column of the Summary Compensation Table)

Restricted stock is granted to strengthen the interest alignment between executives and stockholder and for long-term creation of stockholder value. Restricted stock represented 35% of the annual LTI grant value for the CEO and 30% of the annual LTI grant value for all other NEOs.

Stock Appreciation Rights (Reflected in the “Option Awards” column of the Summary Compensation Table)

SARs, whether cash- or stock-settled, are granted to provide incentive for long-term creation of stockholder value. SARs represented 35% of the annual LTI grant value for the CEO and 30% of the annual LTI grant value for all other NEOs. All SARs granted in fiscal year 2016 are settled in stock.

Cash Performance Units (Reflected in the “Non-equity incentive plan compensation” column of the Summary Compensation Table)

LTI cash performance units are granted to motivate employees and to reward achievement of cash flow generation. Performance units represented 30% of the annual LTI grant value for the CEO and 40% of the annual LTI grant value for all other NEOs. The cash payments for the performance units are subject to increase or decrease based on stock performance during the base year and the awards are further adjusted for the year-over-year change in cash flow in years two and three of the three-year awards.

Health, Welfare and Retirement Programs (Reflected in the “All other compensation” column of the Summary Compensation Table)

Generally, executives participate in the same health benefit plans that are offered to other salaried employees. Our benefits are market competitive and are designed to help protect the health and welfare of employees and their families as well as provide retirement benefits.

We have an Executive Retirement Program (ERP) arrangement covering approximately 77 executive employees, but not the CEO. This arrangement allows the Company to make contributions to the deferred compensation accounts of all executives. These ERP contributions have a stand-alone vesting schedule, with partial vesting beginning at age 61 and full vesting at age 65. This ERP arrangement enhances executive retention by encouraging executives to continue service through retirement age.

Benefit Plans	Perquisites (Reflected in the “All other compensation” column of the Summary Compensation Table)	Limited perquisites are provided to executives to facilitate job performance. Generally, perquisites include auto allowances and modest insurance payments.

In fiscal year 2016, the mix of key compensation elements for the CEO and NEOs are shown below.  The charts detail the size (in percentage terms) of each element of compensation.  The extracted sections of the charts reflect the performance-based components of compensation.  For example, 69.4% of the CEO’s compensation is at risk.

Base Salary (Reflected in the “Salary” column of the Summary Compensation Table)

We consider base salary a tool to provide executives with a reasonable level of fixed income relative to the responsibility of the positions they hold.  Base salaries are established using criteria that include the level of responsibility for the position, base salary data for other internal positions and base salaries for similar positions from benchmark information and other surveys provided by consultants.

The CEO’s base salary is reviewed annually by the Committee at the beginning of each fiscal year (October 1) and is adjusted to reflect external market equity based on data provided by executive compensation consultants.  NEO base salaries are reviewed annually by the CEO and the Committee at the beginning of each fiscal year (October 1), and are adjusted from time to time by the CEO and the Committee to reflect changes in responsibility level, internal equity or external market equity based on data provided by executive compensation consultants.  We target base salary to be at the 50th percentile of our peer group of companies.  In fiscal year 2016, our NEO base salaries ranged from $304,512 to $738,005, as reflected in the table below:

Named Executive Officer	2015 Base Salary	2016 Base Salary	2015 to 2016 Increase	Percentage of Target Base Salary
Kirk A. Benson, Chief Executive Officer	$738,005	$738,005	0.0%	90.4%
Donald P. Newman, Chief Financial Officer	$352,373	$362,939	3.0%	85.8%
Harlan M. Hatfield, Vice President, General Counsel and Secretary	$323,024	$334,339	3.5%	87.3%
Murphy K. Lents, President, Headwaters Siding and Roofing	$300,019	$304,512	1.5%	83.7%
William H. Gehrmann, III, President, Headwaters Construction Materials	$319,193	$341,515	7.0%	87.3%

Annual Bonus (Reflected in the “Non-equity incentive plan compensation” column of the Summary Compensation Table)

In the 2016 fiscal year, we continued an annual bonus plan that establishes bonus pools for each operating group of the Company. The Company has two primary segments: Construction Materials (which is its own operating group) and Building Products.  Within Building Products, there are five operating groups: Siding, Stone, Block, Stone-Coated Metal/Composite Roofing and Concrete Roof Tile.  Separate bonus pools are also established for the Headwaters Technology Innovations (HTI) group and for corporate executives.  Participation in the various bonus pools is reflected in the table below:

Named Executive Officer	Bonus Pool
Kirk A. Benson, Chief Executive Officer	Corporate Bonus Pool
Donald P. Newman, Chief Financial Officer	Corporate Bonus Pool
Harlan M. Hatfield, Vice President, General Counsel and Secretary	Corporate Bonus Pool
Murphy K. Lents, President, Headwaters Siding and Roofing	Siding, Stone-Coated Metal/Composite Roofing and Concrete Roof Tile Bonus Pools
William H. Gehrmann, III, President, Headwaters Construction Materials	Construction Materials Bonus Pool

For fiscal year 2016, the bonus pools are dependent upon the amount of Adjusted EBITDA generated for each of the operating groups. Adjusted EBITDA has been used because it:

•      is a common performance measure that approximates cash generation;

•      is included in periodic management reports, so it is actively used by management as a performance metric and participants have ready access to this performance metric throughout the fiscal year;

•      is easily understood by participants; and

•      provides a good correlation between management decisions and company performance.

The annual bonus calculation for each participant is as follows:

Operating Group Bonus Pool   X   Individual Bonus Pool Share   X   Individual Goal Factor

For fiscal year 2016, the Operating Group Bonus Pool is constructed by setting aside a percentage of the applicable operating group’s Adjusted EBITDA to fund the pool. At the beginning of each fiscal year, the Committee approves a bonus pool schedule for each of the Company’s operating groups and for the corporate management group. For fiscal year 2016, the size of each bonus pool is based on market data to deliver compensation tied to performance that is at the 50th percentile of total cash compensation at targeted operating performance levels. The ultimate funding of the bonus pool is tied to the level of Adjusted EBITDA achieved by each operating group. For the corporate group, funding is based on the consolidated performance of the Company.

A direct correlation is established between the operating group Adjusted EBITDA performance and participant rewards. When setting the pool size, management, in consultation with the Committee, projects a likely range of Adjusted EBITDA performance for each operating group, setting minimum Adjusted EBITDA thresholds so that any Adjusted EBITDA attainment below the threshold results in no bonus pool being established. For fiscal year 2016, once the threshold is attained, a set-aside percentage of Adjusted EBITDA is established so that when operating group performance levels are comparable to expected market levels of performance, the resulting bonus pool pays employees at a rate that (when combined with base salaries) is roughly equivalent to the 50th percentile of market total cash compensation.

For the Company’s 2016 fiscal year, the segment Adjusted EBITDA ranges and attainments were as follows:

(in millions)	Projected Range
Segment	From (Threshold)	To (Market 50th Percentile Performance Level)	Actual
Construction Materials	$65.5	$88.5	$89.0
Building Products	$81.2	$111.7	$110.6
Consolidated (Corporate)	$132.6	$179.0	$177.0

For fiscal year 2016, the percentage of Adjusted EBITDA over the threshold to be contributed to the bonus pool and the resulting total bonus pool amounts are reflected in the table below:

Segment/Group	Percentage of Adjusted EBITDA Above Threshold Contributed to Bonus Pool	Total Bonus Pool Generated
Construction Materials	6.45%	$1,514,000
Siding	6.57%	$751,000
Stone	6.10%	$743,000
Block	7.88%	$425,000
Stone-Coated Metal/Composite Roofing	0.00%	$0
Concrete Roof Tile	9.89%	$329,000
HTI	0.00%	$0
Consolidated (Corporate)	4.82%	$2,142,000

An individual’s share of the operating group’s bonus pool (the Individual Bonus Pool Share) is established for each participant by operating group management and the CEO and is approved by the Committee using an analysis of market total cash compensation for each participant in the respective bonus pool. The individual’s share of the bonus pool is approximately the amount necessary for each participant to achieve the 50th percentile of benchmark total cash compensation (when added to the participant’s annual base salary). These preliminary shares are then evaluated by the operating group leader and/or the CEO and subjectively adjusted to accommodate the participant’s sphere of influence, the participant’s impact on Adjusted EBITDA, the participant’s shares from previous years, the ratio of the participant’s base salary to the total base salary for the operating group, bonus data from the benchmark and market survey data and internal equity. The sum of all individual bonus pool shares for a particular operating group is 100%.

The Individual Goal Factor in the bonus computation represents the achievement of individual goals that support operating group and Company-wide financial and strategic initiatives. We conduct an annual planning process commencing in late spring to initiate development of a business plan for the next year. The financial and strategic plan for our upcoming fiscal year is further developed with input from the NEO senior executives and other members of management. Senior executives formulate individual goals to support the Company-wide plans and initiatives. The objectives are weighted, with the combined weighting totaling 100%. Individual goals and weighting of the goals for the NEO senior executives were as follows:

Mr. Benson:	Consolidated Adjusted EBITDA	30%
	Consolidated Revenue	30%
	Strategic Growth	20%
	Safety	10%
	Continuous Improvement	10%

Mr. Newman:	Balance Sheet Structure	20%
	Consolidated Adjusted EBITDA	20%
	Consolidated Cash Flow	10%
	Continuous Improvement	10%
	Strategic Growth	10%
	Safety	10%
	Capital Expenditures Management	10%
	Accounting Systems Improvement	10%

Mr. Hatfield:	Legal Entity Structure Support	20%
	Strategic Growth Support	20%
	Litigation Management	20%
	Compensation Structure Documentation	10%
	Safety	10%
	Regulatory Filing Support	10%
	Consolidated Operating Income	10%

Mr. Lents:	Operating Group Continuous Improvement	25%
	Operating Group Adjusted EBITDA	20%
	Operating Group Revenue	20%
	Strategic Growth Support	15%
	Safety	10%
	Manage Capital Expenditures	10%

Mr. Gehrmann:	Segment Adjusted EBITDA	25%
	Business IT Improvements	15%
	Strategic Growth	15%
	Manage Capital Expenditures	15%
	Continuous Improvement	10%
	Safety	10%
	Management Development	10%

These individual goals are reviewed and approved or adjusted by the CEO at the beginning of the fiscal year. During the fiscal year, NEOs and other participants work to complete the goals. At the end of the fiscal year, results are reported. The CEO evaluates the reports and recommends a final achievement factor for each executive to the Committee.  The final achievement factor can range from 0% to 100%. The Committee and the Board discuss CEO performance to determine his final achievement factor.

In 2016, individual goal achievement factors for the NEOs ranged from 60% to 99% as shown below.

Named Executive Officer	2016 Individual Goal Factor
Kirk A. Benson, Chief Executive Officer	98% attainment (Mr. Benson’s attainment was impacted by EBITDA goals that were not fully achieved)
Donald P. Newman, Chief Financial Officer	98% attainment (Mr. Newman’s attainment was impacted by EBITDA goals that were not fully achieved)
Harlan M. Hatfield, Vice President, General Counsel and Secretary	99% attainment (Mr. Hatfield’s attainment was impacted by operating income goals that were not fully achieved)
Murphy K. Lents, President, Headwaters Siding and Roofing	60% attainment (Mr. Lents’ attainment was impacted by EBITDA, revenue growth and continuous improvement goals that were not fully achieved.)
William H. Gehrmann, III, President, Headwaters Construction Materials	96% attainment (Mr. Gehrmann’s attainment was impacted by EBITDA goals that were not fully achieved)

The annual bonus calculation for each of the NEOs is shown in the table below:

Named Executive Officer	Operating Group Bonus Pool		Individual Bonus Pool Share		Individual Goal Factor		2016 Annual Bonus
Kirk A. Benson, Chief Executive Officer	$2,142,000	X	36.8%	X	98%	=	$772,491
Donald P. Newman, Chief Financial Officer	$2,142,000	X	11.7%	X	98%	=	$245,602
Harlan M. Hatfield, Vice President, General Counsel and Secretary	$2,142,000	X	10.1%	X	99%	=	$214,179
Murphy K. Lents, President, Headwaters Siding and Roofing	$751,000 (Siding)	X	19.6%	X	60%	=	$88,318

	$0 (Stone-Coated Metal/Composite Roofing)	X	7.0%	X	60%	=	$0

	$329,000 (Concrete Roof Tile)	X	19.9%	X	60%	=	$39,283

	Murphy Lents Total						$127,601
William H. Gehrmann, III, President, Headwaters Construction Materials	$1,514,000	X	21.4%	X	96%	=	$311,036

This bonus system serves to focus annual bonus plan participants on metrics that are consistent with each participant’s sphere of influence (for example, operating group executive bonus metrics are primarily focused on the executive’s operating group performance), and therefore more within their control. In addition, participants are focused on Adjusted EBITDA, a commonly reported and easily understood financial metric of Company performance.

Discretionary Bonus (Reflected in the “Bonus” column of the Summary Compensation Table)

In some circumstances, the Committee may determine that significant market inequities exist, that performance significantly exceeded expectations, or that selected employees are deserving of special recognition. In these cases, discretionary bonuses are used to assure that appropriate corrections are made for temporary market inequities or to assure that executives are appropriately rewarded for their individual efforts. The Committee determines discretionary bonuses for the CEO. The CEO recommends discretionary bonuses for all other participants, including the NEOs, which are then approved or adjusted by the Committee.  In fiscal year 2016 there were no discretionary bonuses for NEOs.

For fiscal year 2016, we target total cash compensation to be at the 50th percentile of our peers.  When all bonuses (annual and discretionary) are added to base salary, the fiscal year 2016 total cash compensation is lower than target (the 50th percentile of our peers) for all NEOs except Mr. Gehrmann, who is at target.  The computation of the total cash compensation and the percentage of target total cash compensation are reflected in the chart below:

Named Executive Officer	2016 Base Salary	2016 Annual Bonus	2016 Discretionary Bonus	2016 Total Cash Compensation	Percentage of Target Total Cash Compensation
Kirk A. Benson, Chief Executive Officer	$738,005	$772,491	$0	$1,510,496	89.11%
Donald P. Newman, Chief Financial Officer	$362,939	$245,602	$0	$608,541	77.72%
Harlan M. Hatfield, Vice President, General Counsel and Secretary	$334,339	$214,179	$0	$548,518	84.39%
Murphy K. Lents, President, Headwaters Siding and Roofing	$304,512	$127,601	$0	$432,113	75.54%
William H. Gehrmann, III, President, Headwaters Construction Materials	$341,515	$311,036	$0	$652,551	100.86%

Restricted Stock (Reflected in the “Stock awards” column of the Summary Compensation Table)

Our equity awards are designed to reward employees at the 50th percentile compensation level of the market.   In 2016, the Committee approved the restricted stock awards shown in the table below.  Restricted stock was chosen because of the Committee’s desire to strengthen the alignment between executives and stockholders and the Committee’s belief that full-value grants to executives enhance the long-term creation of stockholder value.  Typically these grants vest over three years and are subject to a performance requirement of excess Adjusted EBITDA coverage of combined capital expenditures and cash interest expense before vesting can occur.  Generally, the grants were calculated using the median of the benchmark and market survey data for total long-term incentive compensation, less the value projected to be delivered by SARs and long-term cash incentive performance units. The resulting dollar value was divided by the stock price on the date of grant to determine the number of restricted stock shares granted.  The restricted stock grants for fiscal 2016 for the NEOs were as follows:

Named Executive Officer	Restricted Stock Shares
Kirk A. Benson, Chief Executive Officer	39,183
Donald P. Newman, Chief Financial Officer	7,279
Harlan M. Hatfield, Vice President, General Counsel and Secretary	5,482
Murphy K. Lents, President, Headwaters Siding and Roofing	2,562
William H. Gehrmann, III, President, Headwaters Construction Materials	6,210

Stock Appreciation Rights (Reflected in the “Option awards” column of the Summary Compensation Table)

In 2016, the Committee approved the grant of Stock Appreciation Rights (SARs) shown in the table below. Stock-settled SARs were used because of the Committee’s desire to deliver value with stock price appreciation and strengthen the alignment between executives and stockholders.  Typically these grants vest over three years and are subject to a performance requirement of excess Adjusted EBITDA coverage of combined capital expenditures and cash interest expense before vesting can occur.  Generally, the grants were calculated using the median of the benchmark and market survey data for total long-term incentive compensation, less the value projected to be delivered by restricted stock and long-term cash incentive performance units. The resulting dollar value was divided by the Black-Scholes-Merton value of each SAR on the date of grant to determine the number of SARs granted.  The SAR grants for fiscal 2016 for the NEOs were as follows:

Named Executive Officer	Stock-Settled SARs
Kirk A. Benson, Chief Executive Officer	74,492
Donald P. Newman, Chief Financial Officer	13,839
Harlan M. Hatfield, Vice President, General Counsel and Secretary	10,422
Murphy K. Lents, President, Headwaters Siding and Roofing	4,870
William H. Gehrmann, III, President, Headwaters Construction Materials	11,807

All stock-based awards granted by the Company must have prior Committee approval. With very few exceptions, stock-based awards are granted at regularly scheduled Committee meetings, usually held in connection with regularly scheduled Board meetings. Occasionally, the Committee will approve an award in connection with the appointment of a newly-hired officer, the timing of which may necessitate a special Committee meeting not held in connection with a regular Board meeting. The exercise price for these stock-based awards is typically the closing price on the day before the Committee approves the award grant, or (if the Committee is meeting in close proximity to a quarterly earnings announcement) the closing stock price on the second day following an earnings announcement. It is against Company policy to back-date stock-based awards or to try to time stock-based awards for any reason.

Cash Performance Units (Reflected in the “Non-equity incentive plan compensation” column of the Summary Compensation Table)

For fiscal year 2016, our long-term cash incentive arrangement is designed (when combined with other LTI elements) to reward employees at the 50th percentile compensation level of the market when targeted performance is achieved.  In these arrangements, cash is delivered through performance units.  A performance unit is simply a unit of award that is assigned a value.  In our arrangement, the unit is valued at the price of one share of stock.

In fiscal year 2016, the Committee approved performance unit grants for all NEOs.  Performance unit awards are settled in cash based on two factors: the achievement of goals tied to cash flow (as defined) generated during a performance period, and the change in the 60-day trailing average closing stock price on the start date of the performance period, as compared to the stock price at the end of the performance period. Generally, the cash flow goal reflects cash flow generation for a base year period and awards are adjusted for changes in cash flow in the two years subsequent to the base year period.

In fiscal year 2016, our long term incentive compensation was divided between cash and equity consideration. The step-by-step process for administering the delivery of LTI compensation as applied in fiscal year 2016 was as follows:

•                  Using market data, an LTI individual compensation goal amount is set. For fiscal year 2016, total long-term incentive amounts are set for each participant using the 50th percentile of benchmark and market survey data.  For the CEO’s total long-term incentive goals, 30% was designed to be delivered using cash, with 70% delivered through equity instruments.  For the other NEOs’ total long-term incentive goals, 40% was designated to be delivered using cash, with 60% delivered through equity instruments.  This mix of cash and equity delivery was chosen for the following reasons:

•                  Market data supports a stronger emphasis on equity delivery for long-term incentives.  Equity instruments like restricted stock and/or SARs promote retention by using a three-year vesting period and align the interests of the executives and the stockholders.

•                  Cash value is delivered to enhance executive recruiting and retention and gives executives an opportunity to diversify their personal portfolios.

•                  This mix supports the goal of maintaining an appropriate “burn rate” of equity shares authorized under the incentive compensation plan.

Total long-term incentive targets (reflecting market LTI amounts), as well as the cash and equity portions of the total long-term target for each participating NEO are reflected in the table below:

Named Executive Officer	Annual Cash-Based Long-Term Incentive Target	Annual Equity-Based Long-Term Incentive Target	Total Annual Long- Term Incentive Target
Kirk A. Benson, Chief Executive Officer	$598,826	$1,397,262	$1,996,088
Donald P. Newman, Chief Financial Officer	$173,058	$259,586	$432,644
Harlan M. Hatfield, Vice President, General Counsel and Secretary	$130,322	$195,484	$325,806
Murphy K. Lents, President, Headwaters Siding and Roofing	$60,904	$91,356	$152,260
William H. Gehrmann, III, President, Headwaters Construction Materials	$147,643	$221,466	$369,109

•                  The LTI cash goal amount is divided by the 60-day average closing stock price of the Company at the beginning of the base year to arrive at the initial number of performance units granted. The 60-day trailing average closing stock price at the commencement of the base year and the resulting initial performance unit grants for each affected NEO are reflected in the table below:

Named Executive Officer	Annual Cash Long-Term Incentive Target	60-Day Trailing Average Closing Stock Price October 1, 2015	Initial Performance Unit Grant
Kirk A. Benson, Chief Executive Officer	$598,826	$20.19	29,660
Donald P. Newman, Chief Financial Officer	$173,058	$20.19	8,571
Harlan M. Hatfield, Vice President, General Counsel and Secretary	$130,322	$20.19	6,455
Murphy K. Lents, President, Headwaters Siding and Roofing	$60,904	$20.19	3,017
William H. Gehrmann, III, President, Headwaters Construction Materials	$147,643	$20.19	7,313

•                  Cash flow is measured by each operating group during the base year. At the beginning of the fiscal year 2016 (the base year for the 2016 cash LTI grants), the Committee established minimum, target and maximum cash flow goals as reflected in the table below.

Segment	Minimum	Target	Maximum
Construction Materials	$65,182,000	$81,477,000	$97,772,000
Building Products	$66,153,000	$82,691,000	$99,227,000
Corporate and HTI (Company-wide cash flow)	$98,713,000	$123,391,000	$148,070,000

•                  The number of performance units is calibrated commensurate with cash flow performance at the end of the base year. At the end of the base year, the initial performance unit grants were adjusted according to the following table:

Cash Flow Performance	Performance Unit Adjustment
Below Threshold	Initial Units X 0.00 (No award)
Threshold	Initial Units X 0.25
Between Threshold and Target	Initial Units prorated between 0.25X and 1.00X(1)
Target	Initial Units X 1.00
Between Target and Maximum	Initial Units prorated between 1.00X and 2.00X(1)
At and Above Maximum	Initial Units X 2.00

(1)         Proration is calculated in a linear fashion between the threshold and target or between target and maximum.

During the 2016 base year period, actual cash flow generation by operating group and the resulting adjustment multipliers are reflected in the table below.

Segment/Operating Group	FY 2016 Cash Flow	Unit Multiplier
Construction Materials	$81,833,000	1.02X
Building Products	$82,966,000
Siding		1.12X
Stone		1.47X
Block		1.44X
Stone-Coated Metal/Composite Roofing		0.00X
Concrete Roof Tile		1.76X
Corporate and HTI (Company-wide cash flow)	$133,021,000	1.39X

The calculation of adjusted performance units is reflected in the table below.

Named Executive Officer	2016 Initial Performance Unit Grant	Performance Unit Adjustment	2016 Adjusted Performance Units
Kirk A. Benson, Chief Executive Officer	29,660 Units	1.39X	41,227 Units
Donald P. Newman, Chief Financial Officer	8,571 Units	1.39X	11,914 Units
Harlan M. Hatfield, Vice President, General Counsel and Secretary	6,455 Units	1.39X	8,972 Units
Murphy K. Lents, President, Headwaters Siding and Roofing	2,263 Units (Siding)	1.12X	2,535 Units
	422 Units (Stone-Coated Metal/Composite Roofing)	0.00X	0 Units
	332 Units (Concrete Roof Tile)	1.76X	584 Units
Murphy Lents Total	3,017 Units		3,119 Units
William H. Gehrmann, III, President, Headwaters Construction Materials	7,313 Units	1.02X	7,459 Units

•                  Cash payments are calibrated using the final performance units earned multiplied by the 60-day average closing stock price at the end of the performance period. For fiscal year 2016, vesting occurs in two stages, with 50% of the adjusted performance unit amount vesting at the end of the fiscal year following the base year period (at the end of fiscal year 2017), and 50% vesting at the end of the second fiscal year following the base year period (at the end of fiscal year 2018).  The amounts paid at the end of each vesting period are adjusted for year-over-year cash flow change, reducing or increasing the initial potential cash payments by a maximum of 50% (a range of 50% to 150% of the initial amount).  The payout at the end of fiscal year 2017 will be adjusted by the percentage of cash flow change from 2016 to 2017, and the payout at the end of fiscal year 2018 will be adjusted by the percentage of cash flow change from 2017 to 2018.

•                  Assuming that operating group cash flows are constant for fiscal years 2017 and 2018 (thereby eliminating any cash flow performance adjustment in those fiscal years), cash payments flowing from the 2016 grants are projected in the table below.

Named Executive Officer	2016 Adjusted Performance Units	60-Day Average Closing Stock Price	Total Potential Cash Payment	Amount Vesting 9/30/17	Amount Vesting 9/30/18
Kirk A. Benson, Chief Executive Officer	41,227 Units	$18.08	$745,384	$372,692	$372,692
Donald P. Newman, Chief Financial Officer	11,914 Units	$18.08	$215,405	$107,703	$107,702
Harlan M. Hatfield, Vice President, General Counsel and Secretary	8,972 Units	$18.08	$162,214	$81,107	$81,107
Murphy K. Lents, President, Headwaters Siding and Roofing	3,119 Units	$18.08	$56,392	$28,196	$28,196
William H. Gehrmann, III, President, Headwaters Construction Materials	7,459 Units	$18.08	$134,859	$67,430	$67,429

The design of the long-term cash incentive plan further reinforces the link between Company performance and executive compensation.

Benefits (Reflected in the “All other compensation” column of the Summary Compensation Table)

Our benefits offerings are designed to achieve competitiveness with other employers.  Generally, our benefits are targeted to approximate market median levels.  For retirement, we encourage pre-tax retirement savings through the use of a traditional 401(k) plan and a deferred compensation plan, but offer no defined benefit pension plans or other broad-based retirement programs.

401(k) Plan.  All full-time employees (including NEOs) are eligible to participate in the Headwaters 401(k) Savings and Investment Plan (401(k) Plan).  We have adopted the IRS safe harbor approach and matched participant deferrals in the amount of 100% of the first three percent of compensation deferred and 50% of the next two percent of compensation deferred. Matching contributions are fully vested.

Deferred Compensation Plan.  The Deferred Compensation Plan (DCP) is not qualified under Section 401(a) of the Internal Revenue Code and is limited to a selected group of management employees and highly compensated employees. The purpose of the DCP is to facilitate retirement savings above what is available by statute to highly-compensated employees through the 401(k) Plan. All NEOs currently employed are eligible to participate in the DCP and can annually elect to defer up to 50% of base salary and up to 100% of incentive compensation into the plan. In fiscal year 2016, we matched participant deferrals in the amount of 100% of the first three percent of compensation deferred and 50% of the next two percent of compensation deferred for compensation over $265,000 per year. Matching contributions are fully vested.

Other Retirement Arrangements.

•                  In April 2010, we entered into an employment agreement covering Mr. Benson’s employment for the five-year period commencing April 1, 2010 through March 31, 2015. Mr. Benson’s agreement included a provision for a supplemental retirement compensation arrangement. The arrangement called for the Company to contribute six installments of 42.5% of base salary annually during the term of the agreement to an unfunded bookkeeping account. The account balance is further credited using a 7% annual interest rate, compounded annually. The allocations and interest will be paid to Mr. Benson in a single lump sum upon his retirement.  These provisions were continued when we renegotiated the agreement with Mr. Benson for the three-year period commencing April 1, 2012 and ending March 31, 2015.  This level of retirement compensation was intended to make up for retirement benefits not delivered by other compensation arrangements in years prior to 2010.  In fiscal year 2014, we amended and restated the agreement with Mr. Benson.  The amended agreement calls for additional supplemental retirement contributions of 30% (72.5% in the aggregate) of base salary through the term of the employment agreement, which expires in March 2017.  In fiscal year 2016, we amended and restated the Mr. Benson’s agreement once again.  The amended agreement calls for a reduction in supplemental retirement contributions back to the original level (42.5% of base salary), and extends the term of the agreement to December 31, 2018.

•                  Executive Retirement Program (ERP).  The Committee has approved a mechanism to make retirement contributions to middle management and executives based on the overall profitability of the Company.  This mechanism gives the Committee discretion over the timing of the contributions and the contribution amounts.  Generally, contributions can be made after appropriate financial performance is achieved.  Standard contributions are considered to be appropriate in years where Company performance is reflective of the middle of the economic cycle.  The contribution amount for each individual is based on age, service and pay level, with age and service counting equally.  The age and service formula is reflected in the table below.

Age Plus Service	Level of Contribution
70 or more age and service points	High
55 to 69 age and service points	Medium
54 or less age and service points	Low

For each level of contribution, the Committee determines a percentage that is applied to the base salary and target annual bonus (bonus necessary to achieve approximately the 50th percentile of market total compensation) to arrive at the final contribution amount.

In fiscal year 2016, the Committee determined that Company performance was below that of the middle of the economic cycle.  The committee therefore elected to make no contribution

Other Benefits.  Eligible employees, including NEOs, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care and dependent care; life, accidental death and dismemberment and disability insurance; employee assistance programs; and vacation. Executives participate in the same benefit programs that are offered to other salaried employees.

Perquisites (Reflected in the “All other compensation” column of the Summary Compensation Table).  With respect to perquisites, we prefer to take a minimalist approach.  Limited perquisites are provided to executives to facilitate job performance.  Generally, perquisites include auto allowances and modest insurance payments.

SECTION THREE — HOW EXECUTIVE PAY IS ESTABLISHED

Our executive compensation philosophy is built around three objectives: supporting stockholder value creation through sustained financial performance, aligning the interests of executives with the interests of stockholders, and attracting and retaining highly motivated and talented executives.

Our compensation philosophy for fiscal year 2016 results in the establishment of base pay rates that are at or near the 50th percentile of market for executives in similar positions. We compete against companies in many industries for executive talent. Because we believe that our benchmark peer group does not necessarily represent all of the companies that may be direct competitors for executive talent, we also rely upon general industry national survey data of companies which are a similar revenue size to establish market pay levels. This data was primarily gathered from surveys sponsored by Willis Towers Watson Data Services, a national compensation consulting firm. The Willis Towers Watson Data Services General Industry Top Management Compensation Survey included data from 427 companies in a variety of industries, including construction materials. We typically do a full review every three years.  The last full review was completed in early 2016.

Outside of the benchmark group, the Committee was not aware of the identity of any of the companies in these surveys. For each reviewed position, our consultants blended benchmark group data with the broader surveys, equally weighting the benchmark group and broader published survey data. This blended data was used to benchmark base salaries, annual incentive and long-term incentive opportunities as well as total compensation.

Annual bonus opportunities are performance based and we construct them to provide compensation to our executives, which (assuming target company performance is achieved) results in targeted annual total cash compensation for 2016 at the 50th percentile of the benchmark and market data. We design our long-term incentive opportunities to track our long-term performance when compared to the performance of the general business market. If our performance is comparable to the general market, the long-term incentive opportunities are designed for 2016 to reward executives at approximately the 50th percentile of benchmark long-term incentives. If our performance is better than market levels, the long-term incentives deliver proportionally more value to executives and less than the 50th percentile if our performance lags behind the market. Retirement and benefit systems and perquisites are designed to reward executives at the 50th percentile of the benchmark survey. This combination of factors results in total compensation packages for 2016 that approximate the 50th percentile of the benchmark survey when target company performance is achieved.

Compensation Decisions

General Process. Our executive compensation decisions are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

•                  key financial measurements such as revenue, operating income, Adjusted EBITDA, and cash flow;

•                  strategic initiatives such as business restructuring, acquisitions, divestitures, joint ventures, and implementation of lean process improvements;

•                  achievement of specific operational goals relating to the sphere of influence led by the executive;

•                  compensation of other executives within the Company (to ensure internal equity); and

•                  compensation in the external benchmark survey (from data generated by compensation consultants).

Role of Compensation Committee.  All members of the Committee are independent directors, enabling them to be objective representatives of the stockholders.  The Committee oversees the overall design, development and implementation of our compensation program. The Committee evaluates the performance of the CEO and determines CEO compensation consistent with the objectives of the compensation program. The Committee also approves all incentive compensation plans and approves or revises recommendations made by the CEO for compensation decisions affecting other executives. In addition, the Committee approves all bonuses, awards and grants under all incentive plans for all executives, including NEOs.

Role of CEO.  Our CEO, assisted by our Human Resources department, is responsible for the implementation and administration of our compensation program throughout the organization. The CEO evaluates the performance of executives and, consistent with the objectives of the compensation program, meets regularly with the Committee and consultants to consider and recommend compensation programs, set and evaluate plan metrics, and make specific recommendations on the form and amount of compensation for NEOs.

Role of Compensation Consultants.  The Committee retained Strategis Compensation & Governance, a recognized national executive compensation consulting firm, to assist the Committee with its responsibilities related to the Company’s executive compensation programs. The fees paid to Strategis for executive compensation consulting to the Committee in fiscal year 2016 were $5,587.  Strategis did not provide any other services to us in fiscal year 2016, nor does their engagement result in any conflict of interest.

Because of the policies and procedures the Committee has in place with Strategis, the Committee believes that the advice it receives from the executive compensation consultants is objective. These policies and procedures include:

•                  The consultant receives no incentive or other compensation based on the fees charged to the Company for other services provided by the consultant or any of the consultant’s affiliates;

•                  The consultant is not responsible for selling other services to the Company;

•                  The consultant’s professional standards prohibit individuals from considering any other relationships the consulting firm and any of the consulting firm’s affiliates may have with the Company in rendering his or her advice and recommendations;

•                  The Committee has the sole authority to retain and terminate the executive compensation consultant;

•                  The consultant has direct access to the Committee without management intervention;

•                  The Committee evaluates the quality and objectivity of the services provided by the consultant each year and determines whether to continue to retain the consultant; and

•                  The protocols for the engagement (described below) limit how the consultant may interact with management.

While it is necessary for the consultant to interact with management to gather information, the Committee has adopted protocols governing if and when the consultant’s advice and recommendations can be shared with management. These protocols are included in the consultant’s engagement letter. The Committee also determines the appropriate forum for receiving consultant recommendations. Where appropriate, management invitees are present to provide context for the recommendations. From time to time the consultant meets privately with the Chair of the Committee to discuss executive compensation issues.  This approach protects the Committee’s ability to receive objective advice from the consultant so that the Committee may make independent decisions about executive pay at the Company.

Management also continued to use the services of a separate nationally recognized executive compensation consulting firm, Towers Watson, to provide another source of independent information about industry practices and market data.

Peer Group

A key element in determining the type and amount of compensation is competitive pay data from the external talent market, which includes a peer group analysis.

The Company is organized in two primary business segments: Construction Materials and Building Products (which includes Siding, Stone, Block, Metal Roofing and Roof Tile Groups). The Construction Materials segment is driven by our fly ash marketing, management and disposal business. This segment accounts for approximately 38% of our total revenue. The Building Products segment accounts for approximately 61% of our total revenue.

As participants in these industries, we compete for executive talent with other construction materials and building products companies. Historically, the Committee has used a peer group composed primarily of companies in the construction materials and building products industries of comparable size, level of complexity and scope of operations to Headwaters. Using information developed by internal sources and the Committee’s compensation consulting firm, the peer group is custom-designed for the industries and relative size of Headwaters.  The peer group is reviewed annually and may be adjusted in response to changing market dynamics.  The general guidelines for peer selection are as follows:

Criteria	Peer Selection Process
Industry	Select companies in industries in which the Company does business
Executive Talent Source/Competition	Select companies that are likely to compete with us for executive talent
Revenue	Select companies from above that are generally 0.33X to 3.0X of our revenue
Market cap	Select companies from above that are generally 0.5X to 10.0X of our market cap

For fiscal year 2016 there were no changes to the peer group.

The peer group consists of the following companies:

Company	GICS(1)	Annual Revenue(2)	Market Cap(2)
American Woodmark Corp.	201020(Building Products)	$974	$1,058
Associated Materials	201020(Building Products)	$1,186	No Information
Builders FirstSource, Inc.	201020(Building Products)	$6,276	$1,414
Eagle Materials Inc.	151020(Construction Mtls)	$1,204	$3,299
Fortune Brands Home & Security, Inc.	201020(Building Products)	$4,620	$7,325
Gibraltar Industries, Inc.	201020(Building Products)	$1,058	$579
Headwaters Incorporated	151020(Construction Mtls)	$975	$1,394
James Hardie Industries plc	151020(Construction Mtls)	$1,823	$5,301
Louisiana-Pacific Corp.	151050(Forest Products)	$2,146	$2,025
Masco Corporation	201020(Building Products)	$7,313	$8,267
Martin Marietta Materials, Inc.	151020(Construction Mtls)	$3,714	$9,644
Owens Corning	201020(Building Products)	$5,591	$4,749
Ply Gem Holdings, Inc.	201020(Building Products)	$1,880	$798
Simpson Manufacturing Co., Inc.	201020(Building Products)	$845	$1,592
Trex	201020(Building Products)	$473	$980
Universal Forest Products	201020(Building Products)	$3,035	$1,173
US Concrete, Inc.	151020(Construction Mtls)	$1,113	$750
USG Corporation	201020(Building Products)	$4,384	$3,889
Vulcan Materials Company	151020(Construction Mtls)	$3,577	$11,802
Peer Median		$2,013	$2,025

(1)         GICS represents the Global Industry Classification Standard which is an industry classification developed by MSCI, an independent provider of global indices and benchmark-related products and services, and Standard & Poors (S&P), an independent financial data and investment services company and provider of global equity indices.

(2)         In millions of U.S. dollars, estimated as of September 30, 2016.

The performance of our business compared to the peer companies is summarized in the table below. The comparison utilizes data from the trailing twelve months of publicly-released information as of September 30, 2016.

	Gross Margin(1)	Adjusted EBITDA Margin(2)	3 Yr Total Stockholder Return(3)	5 Yr Total Stockholder Return(3)
Peer Median	24.3%	16.0%	22.2%	34.2%
Headwaters	29.6%	19.5%	23.5%	63.7%

(1)         Gross Margin is Net Sales minus Cost of Goods Sold, divided by Net Sales.

(2)         Adjusted EBITDA Margin is the quotient obtained by dividing Adjusted EBITDA by revenue.

(3)         Total stockholder return is the annualized rate of return reflecting monthly price appreciation plus reinvestment of monthly dividends and the compounding effect of dividends paid on reinvested dividends as of September 30, 2016.

From an operating perspective, we are performing substantially better than our peers.  Our gross margin and Adjusted EBITDA margin performance for the period were above the peer group medians for both of those profit measures. Company performance in three-year and five-year total stockholder returns was equal to or significantly above the peer group medians for each of those measures.

SECTION FOUR — 2016 ACHIEVEMENTS OF NAMED EXECUTIVE OFFICERS AND 2016 COMPENSATION ACTIONS

Significant NEO contributions and achievements were accomplished in fiscal year 2016.  The Committee took into account these achievements when making 2016 compensation decisions.

Achievements of Named Executive Officers

Kirk A. Benson:  Mr. Benson serves as Chief Executive Officer and Chairman.  Mr. Benson led several key initiatives in fiscal year 2016 to respond to the external forces affecting the Company and to assure long-term Company viability. These included:

•                  Improving Headwaters’ financial performance:

Revenue growth of 8.9%

Gross profit improvement of 7%

Operating Income improvement of 8%

Adjusted EBITDA margin improved to 19.5%

•                  Led a debt refinancing of nearly $100 million of 7.25% debt, lowering our weighted average interest rate to 4.0% and significantly reducing annual interest expense

•                  Completing five bolt-on acquisitions and a major platform acquisition that allowed us to enter the windows space

•                  Continuing to lead safety initiatives designed to reduce recordable and lost time incidents and increase employee safety involvement

Mr. Benson’s performance was evaluated by the Board of Directors at the October 2016 Board meeting.  Based on the continued improvement in the performance of the business in fiscal year 2016, the directors determined that Mr. Benson achieved 98% of his objectives for the year.

Donald P. Newman:  Mr. Newman continues to serve as our CFO.  Significant accomplishments included:

•                  Serving as a key member of the leadership team tasked with completing the purchase and integration of five bolt-on acquisitions and a major platform acquisition that allowed us to enter the windows space

•                  Completing the debt refinancing of nearly $100 million of 7.25% debt, lowering our weighted average interest rate to 4.0% and significantly reducing annual interest expense

•                  Improving the measurement and capture of continuous improvement savings across the Company

Harlan M. Hatfield:  Mr. Hatfield continues to serve as the Vice President, General Counsel and Secretary.  Significant accomplishments included:

•                  Serving as a key member of the leadership team tasked with completing the purchase and integration of five bolt-on acquisitions and a major platform acquisition that allowed us to enter the windows space

•                  Continuing a multi-year effort to optimize the Company’s legal entity structure

•                  Completing the debt refinancing of nearly $100 million of 7.25% debt, lowering our weighted average interest rate to 4.0% and significantly reducing annual interest expense

•                  Directing the Company’s successful navigation of several complex legal matters

Murphy K. Lents:  Mr. Lents served as the President of our Siding and Roofing Group.  Significant accomplishments included:

•                  Overseeing the dramatic growth in Adjusted EBITDA and operating income of the Siding and Concrete Tile Roofing Groups

•                  Helping to oversee the manufacturing consolidation of the Stone-Coated Metal/Composite Roofing group

•                  Continuing to lead the implementation of safety initiatives designed to reduce recordable and lost time incidents and increase employee safety involvement

•                  Continuing to lead the implementation of significant lean manufacturing practices at key production sites

William H. Gehrmann, III:  Mr. Gehrmann continues to serve as the President of our Construction Materials segment.  Significant accomplishments included:

•                  Overseeing the continued growth of revenue and Adjusted EBITDA from Coal Combustion Products (CCP) management and marketing to record levels

•                  Managing the successful effort to expand CCP supply

•                  Optimizing fly ash pricing and driving higher fly ash utilization in key markets

•                  Continuing to lead the implementation of safety initiatives designed to reduce recordable and lost time incidents and increase employee safety involvement

2016 Compensation Actions

The Committee approved the following compensation and awards for the NEOs after considering Company performance, accomplishments of the NEOs, market data and input from consultants, stockholders and stockholder advisory services.

Base Salary:  The following base salary adjustments were approved in 2016:

•                  Donald P. Newman’s annual base salary was adjusted from $352,373 to $362,939 to get closer to market median base salary.

•                  Harlan M. Hatfield’s annual base salary was adjusted from $323,024 to $334,339 to get closer to market median base salary.

•                  Murphy K. Lents’ annual base salary was adjusted from $300,019 to $304,512 to get closer to market median base salary.

•                  William H. Gehrmann’s annual base salary was adjusted from $319,193 to $341,515 to get closer to market median base salary.

Annual Bonus:  In accordance with the terms of the short-term incentive plan, Adjusted EBITDA was above threshold for all operating groups.  Thus, annual bonuses were approved according to the plan formula.  A complete discussion of the process for determining the annual bonus amount is included in Section Two—Details of our Executive Compensation Program.

Restricted Stock:  The Committee made restricted stock awards to NEOs, as reflected in the table below. A complete discussion of these awards is included in Section Two—Details of our Executive Compensation Program.

Named Executive Officer	Restricted Stock Shares
Kirk A. Benson, Chief Executive Officer	39,183
Donald P. Newman, Chief Financial Officer	7,279
Harlan M. Hatfield, Vice President, General Counsel and Secretary	5,482
Murphy K. Lents, President, Headwaters Siding and Roofing	2,562
William H. Gehrmann, III, President, Headwaters Construction Materials	6,210

Stock Appreciation Rights:  The Committee made SAR awards to NEOs at an exercise price of $17.83, as reflected in the table below. A complete discussion of these awards is included in Section Two—Details of our Executive Compensation Program.

Named Executive Officer	Stock-Settled SARs
Kirk A. Benson, Chief Executive Officer	74,492
Donald P. Newman, Chief Financial Officer	13,839
Harlan M. Hatfield, Vice President, General Counsel and Secretary	10,422
Murphy K. Lents, President, Headwaters Siding and Roofing	4,870
William H. Gehrmann, III, President, Headwaters Construction Materials	11,807

LTI Cash Performance Units:

•                  Corporate (Messrs. Benson, Newman, Hatfield):  For fiscal year 2016, consolidated cash flow from continuing operations was above the target set by the Committee and the initial performance unit grants for all participants in the Corporate group were increased by a multiple of 1.39, resulting in LTI value delivery consistent with above-median performance vs. peers.

•                  Siding and Roofing Products (Mr. Lents):  During fiscal year 2016, Mr. Lents’ LTI cash performance units were split, with units associated with cash flow performance of the Siding, Stone-Coated Metal/Composite Roofing and Concrete Roof Tile operating groups.  The Siding and Concrete Roof Tile operating group performed above the target performance level set by the Committee and the Stone-Coated Metal/Composite Roofing group performing below the threshold set by the Committee.  The initial performance unit grants for the Siding operating group were increased by a multiple of 1.12.  The initial performance unit grants for the Concrete Roof Tile operating group increased by a multiple of 1.76, and the initial performance unit grants for the Stone-Coated Metal/Composite Roofing group were cancelled.

•                  Construction Materials (Mr. Gehrmann):  For fiscal year 2016, consolidated cash flow from continuing operations was slightly above the target set by the Committee and the initial performance unit grants for all participants in the Construction Materials segment were increased by a multiple of 1.02, resulting in LTI value delivery consistent with median performance vs. peers.

A complete discussion of the process for determining cash performance unit grants is included in Section Two—Details of our Executive Compensation Program.

SECTION FIVE — EXECUTIVE COMPENSATION GOVERNANCE

The Committee has adopted several policies to reflect best practices in executive compensation as detailed below.

Stock Ownership Guidelines

The Committee has adopted a stock ownership policy for senior level executives, including NEOs, setting forth minimum ownership requirements of Company common stock. The purpose of the requirement is to ensure that senior executives have financial interests that are directly aligned with stockholders. The table below sets forth the stock ownership guidelines for the NEOs.

Executives are expected to make reasonable progress toward accumulation of the required shares. They are also aware that willingness to comply with these guidelines may affect eligibility for future equity grants. Any executive who is not in compliance with the stock ownership policy on a measurement date is not permitted to sell shares during the ensuing fiscal year if such shares were granted to the executive as restricted stock. The NEOs have achieved various levels of compliance with this policy by accumulating stock through option and SAR exercises, restricted stock grants, purchase of stock through the Employee Stock Purchase Plan (ESPP) and open market transactions. The NEOs’ compliance with these guidelines as of September 30, 2016 (calculated using shares held as of September 30, 2016 and the 2016 average closing stock price for the fiscal year) is as follows:

Name and Position	Stock Ownership Requirement	Percentage Compliance with Stock Ownership Requirement
Kirk A. Benson, Chief Executive Officer	4X Annual Base Compensation	986%
Donald P. Newman, Chief Financial Officer	2X Annual Base Compensation	310%
Harlan M. Hatfield, Vice President, General Counsel and Secretary	2X Annual Base Compensation	333%
Murphy K. Lents, President, Headwaters Siding and Roofing	2X Annual Base Compensation	176%
William H. Gehrmann, III, President, Headwaters Construction Materials	2X Annual Base Compensation	220%

The Committee monitors the stock ownership compliance of the CEO, and the CEO monitors the compliance of the other NEOs.  The Board of Directors is also subject to stock ownership guidelines, as discussed in the section titled “Director Compensation—Director Stock Ownership Policy.”

Agreements with Named Executive Officers

Employment Agreements:  The Company has entered into employment agreements with certain NEOs that set certain aspects of compensation for those executives. The following summarizes employment agreement terms pertinent for fiscal year 2016 compensation for the NEOs who have or had employment agreements during fiscal year 2016.

•                  Kirk A. Benson:  In 2016, we amended and restated an employment agreement covering Mr. Benson’s employment.  The amendment extended the term of the agreement to December 31, 2018.   The amendment also authorized a reduction in Mr. Benson’s supplemental retirement compensation from 72.5% of annual base salary to 42.5% of annual base salary (which was the original level of supplemental retirement compensation in the original 2010 agreement).

Change-in-Control Agreements.  In 2006, the Committee approved Executive Change in Control Agreements with certain of our officers, including all of the NEOs except Mr. Newman.  Mr. Newman executed a change in control agreement with the Company in 2011. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards and pro-rated vesting of cash-based awards not continued by a successor. In addition, as of September 2016, if termination of employment occurs within a specified period of a change in control, the agreements provide for 1) severance pay equal to 1.5 or 2.0 times the sum of an officer’s current annual salary plus either (i) the highest cash bonus paid or payable for any single year in the three-year period commencing two years prior to the year in which the change in control occurs, or (ii) the target annual bonus for the year in which the change in control occurs; and 2) continuance of health and other benefits and perquisites for either a one- or a two-year period following the change in control.  During fiscal year 2011, the Company and each of the officers with the 2006 agreements agreed to eliminate the tax “gross-up” provision that was included in the original 2006 agreements.  Further, the agreement with Mr. Newman did not include a “gross-up” provision.   The Committee also has established and maintained a practice of not entering into any new agreements that contain tax gross-up provisions.

Executive Compensation Recovery Policy

The Committee has adopted an Executive Compensation Recovery Policy. Designed to comply with the requirements of the Dodd-Frank Act, the policy allows recovery of compensation in excess of what would have been paid to executive officers in the event of an accounting restatement.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1,000,000 limit on the amount that a public company may deduct for compensation paid to certain NEOs unless compensation is based on an individual’s meeting pre-established performance goals determined by a compensation committee and approved by stockholders. Our annual bonuses (other than discretionary bonuses) are designed to qualify for this exemption. The Compensation Committee reserves the right to grant awards that do not qualify for this exception when in the best interests of stockholders, in part to balance the benefits of awards that are tax deductible with awards that attract, retain and reward executive talent. In some cases, including a change of control, the exception may cease to be available for some or all awards that otherwise so qualify. Thus, it is possible that Section 162(m) may disallow compensation deductions in some cases.

Trading Restrictions

As set forth in the Company’s Statement of Company Policy as to Trades in the Company’s Securities by Company Personnel and Confidential Information, neither employees in possession of material non-public information (often referred to as “insider information”) nor any related persons may buy or sell Headwaters securities.  This policy also includes other trading restrictions for directors, officers and employees.  The complete policy is posted on our web site.

Compensation Program Risk Analysis

The Committee has reviewed the Company’s compensation policies and practices for our NEOs and has determined that our compensation programs are not reasonably likely to have a material adverse effect on our Company. At the conclusion of a fiscal year and the beginning of a new fiscal year, our Committee convenes and receives compensation recommendations from management. These recommendations encompass both performance for the prior year and budgets, goals, and compensation targets for the coming year and include the advice of management and Committee compensation consultants. Then the Committee, together with all other Board members, receives written and oral presentations from each business unit of the Company over a two-day period. The prepared information is reviewed with the Committee and full Board who probe the accomplishments of the past year, as well as the strengths, weaknesses, risks, opportunities, challenges, and financial and non-financial goals for the new year. Having received this business information, the Committee reconvenes to certify prior year performance and resultant compensation and to establish compensation targets and business results to achieve those targets. Quarterly throughout the year, management provides the Committee with reports on progress towards the established goals so that the Committee can monitor the ongoing connection between business performance and compensation.  Our compensation programs do not encourage excessive risk taking but reward achievement of short-term and long-term financial and strategic objectives through a balanced mix of compensation components not overly weighted towards the short term and through use of multiple performance factors with both Company-wide metrics and focused individual performance. In addition, our program design and compensation targets are benchmarked to our peers with the assistance of Towers Watson.

SECTION SIX — INTERACTION WITH STOCKHOLDERS

Throughout fiscal year 2016, we continued to engage in an extensive effort to communicate with our stockholders.  Over the course of the year, we engaged in approximately 204 face-to-face meetings with investors.  In addition, we conducted approximately 177 conference calls with stockholders and had approximately 295 participants on quarterly earnings calls.  In many of those meetings or calls, the topic of executive compensation was addressed.

We are confident that our relationship with our stockholders continues to be strong and are committed to continue to reach out to stockholders and stockholder advisory services to explain the ongoing performance and the direction of the Company.

Non-GAAP Financial Measure

In this compensation discussion and analysis, Headwaters refers to Adjusted EBITDA, which is deemed to be a non-GAAP financial measure. Headwaters defines Adjusted EBITDA as income from continuing operations plus net interest expense, income taxes, depreciation and amortization, equity-based compensation, cash-based compensation tied to stock price, goodwill and other impairments, and other non-routine adjustments that arise from time to time, all as presented in the table that follows.

Adjusted EBITDA is used by management, investors and analysts to measure operating performance, as a supplement to our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP). Adjusted EBITDA is also used by management, investors and analysts as one measure of a company’s ability to service its debt and meet its other cash needs. Our presentation of Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because the definition of Adjusted EBITDA varies among companies and industries, our definition of this non-GAAP financial measure may not be comparable to similarly-titled measures used by other companies.

Headwaters’ calculations of Adjusted EBITDA are reflected in the following table.

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

	Year Ended
(in millions)	9/30/2014	9/30/2015	9/30/2016
Income from continuing operations (GAAP)	$16.5	$132.1	$49.6
Non-controlling interest of subsidiary	(0.8)	(0.9)	(1.7)
Net interest expense	46.3	64.2	42.5
Income taxes	3.6	(94.5)	22.8
Depreciation, amortization, and equity-based compensation	56.9	56.2	65.1
Non-routine customer and business acquisition-related costs and adjustments	6.1	1.8	1.3
Consolidation of acquired businesses	—	—	7.8
Asset impairments, write-offs and other non-routine items	3.1	0.6	2.2
Cash-based compensation tied to stock price	6.1	6.1	—
Adjusted EBITDA	$137.8	$165.6	$189.6

Adjusted EBITDA margin (Adjusted EBITDA divided by Revenue)	17.4%	18.5%	19.5%

*     *     *     *     *

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our 2016 Annual Report on Form 10-K.

Compensation Committee

Malyn K. Malquist, Chairman
Thomas N. Chieffe
James A. Herickhoff
Sylvia Summers

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer, our Chief Financial Officer and each of the three other most highly compensated executive officers for fiscal year 2016. Unless otherwise noted, the amounts shown represent what was earned in the respective fiscal years.

SUMMARY COMPENSATION TABLE — FISCAL 2014, 2015 AND 2016

Name and principal position	Year	Salary ($)	Bonus (2) ($)	Stock awards (3) ($)	Option awards (3) ($)	Non-equity incentive plan compensation (4) ($)		Change in pension value and non- qualified deferred compensation earnings (10) ($)	All other compensation ($)		Total ($)

Kirk A. Benson	2016	738,005	0	698,633	698,238	2,251,287	(5)	42,977	838,936	(11)	5,268,076
Chief Executive Officer	2015	738,005	0	678,277	677,928	2,715,408	(5)	32,103	819,584	(11)	5,661,305
	2014	720,000	0	660,449	659,650	3,175,126	(5)	26,624	638,759	(11)	5,880,608
	2014								3,436,986	(12)	3,436,986
											9,317,594
Donald P. Newman	2016	362,939	0	129,785	129,718	672,965	(6)	0	69,636	(13)	1,365,043
Chief Financial Officer	2015	352,373	0	126,013	125,949	825,756	(6)	0	84,750	(13)	1,514,841
	2014	338,827	0	122,696	122,553	1,102,604	(6)	0	65,155	(13)	1,751,835
Harlan M. Hatfield	2016	334,339	0	97,744	97,689	536,009	(7)	0	59,888	(14)	1,125,669
Vice President, General	2015	323,024	0	94,897	94,844	625,326	(7)	0	66,909	(14)	1,205,000
Counsel and Secretary	2014	310,591	0	92,396	92,286	678,527	(7)	0	59,579	(14)	1,233,379
Murphy K. Lents (1)	2016	304,512	0	45,680	45,648	283,661	(8)	0	50,468	(15)	729,969
President, Headwaters Siding	2015	300,019	2,253	45,006	44,981	411,197	(8)	0	89,503	(15)	892,959
and Roofing Group	2014	287,935	0	45,298	45,246	415,757	(8)	0	50,203	(15)	844,439
William H. Gehrmann, III	2016	341,515	0	110,724	110,671	405,594	(9)	0	33,613	(16)	1,002,117
President, Construction	2015	319,183	70,206	50,752	50,722	328,765	(9)	0	34,044	(16)	853,672
Materials Division	2014	300,888	0	45,298	45,246	315,410	(9)	0	15,384	(16)	722,226

(1)                                     Mr. Lents served as President of Headwaters Stone Division until August 2014, at which time he became president of Headwaters Siding and Roofing Group.

(2)                                     All amounts shown in this column represent discretionary payments approved by our Compensation Committee. Bonuses paid under terms of our 2012 Executive Master Bonus Plan approved by stockholders in 2012 and our 2010 Incentive

Compensation Plan approved by stockholders in 2010 and again in 2015, are shown in the column titled “Non-equity incentive plan compensation.”

(3)                                     The amounts for stock awards and option awards represent the total grant date fair value of awards granted in the respective years. Reference is made to Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for 2016 for a detailed description of the material assumptions used in valuing stock awards and option awards.

(4)                                     The amounts in this column represent annual bonuses paid in connection with our Short Term Incentive Bonus Plan, plus long-term incentive cash payments under our 2010 Incentive Compensation Plan. Both of these plans have been approved by stockholders.

(5)                                     For Mr. Benson in 2016, $772,491 represents the annual bonus earned for that fiscal year, $598,004 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2016, and $880,792 represents the amount paid under a performance unit award granted in 2015 under the 2010 Incentive Compensation Plan, which award partially vested in 2016. In 2015, $1,217,520 represents the annual bonus earned for that fiscal year, $661,844 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2015, and $836,044 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2015. In 2014, $900,472 represents the annual bonus earned for that fiscal year, $1,612,810 represents the amount paid under a performance unit award granted in 2012 under the 2010 Incentive Compensation Plan, which award partially vested in 2014, and $661,844 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2014.

(6)                                     For Mr. Newman in 2016, $245,602 represents the annual bonus earned for that fiscal year, $172,823 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2016, and $254,540 represents the amount paid under a performance unit award granted in 2015 under the 2010 Incentive Compensation Plan, which award partially vested in 2016. In 2015, $395,694 represents the annual bonus earned for that fiscal year, $188,446 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2015, and $241,616 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2015. In 2014, $287,567 represents the annual bonus earned for that fiscal year, $626,591 represents the amount paid under a performance unit award granted in 2012 under the 2010 Incentive Compensation Plan, which award partially vested in 2014, and $188,446 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2014.

(7)                                     For Mr. Hatfield in 2016, $214,179 represents the annual bonus earned for that fiscal year, $130,145 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2016, and $191,685 represents the amount paid under a performance unit award granted in 2015 under the 2010 Incentive Compensation Plan, which award partially vested in 2016. In 2015, $341,582 represents the annual bonus earned for that fiscal year, $101,795 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2015, and $181,949 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2015. In 2014, $238,260 represents the annual bonus earned for that fiscal year, $338,472 represents the amount paid under a performance unit award granted in 2012 under the 2010 Incentive Compensation Plan, which award partially vested in 2014, and $101,795 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2014.

(8)                                     For Mr. Lents in 2016, $127,601 represents the annual bonus earned for that fiscal year, $95,886 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2016, and $60,174 represents the amount paid under a performance unit award granted in 2015 under the 2010 Incentive Compensation Plan, which award partially vested in 2016. In 2015, $139,675 represents the annual bonus earned for that fiscal year, $168,847 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2015, and $102,675 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2015. In 2014, $246,910 represents the annual bonus earned for that fiscal year, and $168,847 represents the amount paid under a performance unit award granted in 2013 under the 2010 Incentive Compensation Plan, which award partially vested in 2014.

(9)                                     For Mr. Gehrmann in 2016, $311,036 represents the annual bonus earned for that fiscal year, and $94,558 represents the amount paid under a performance unit award granted in 2015 under the 2010 Incentive Compensation Plan, which award partially vested in 2016. In 2015, $263,006 represents the annual bonus earned for that fiscal year, and $65,759 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2015. In 2014, $262,800 represents the annual bonus earned for that fiscal year, and $52,610 represents the amount paid under a performance unit award granted in 2014 under the 2010 Incentive Compensation Plan, which award partially vested in 2014.

(10)                                The amounts in this column represent the “above market” interest earnings on Mr. Benson’s supplemental retirement compensation. The “above market” amounts were calculated by subtracting the amount that would have been earned using 120% of the applicable federal long-term rate (AFR) as of the date the agreement was entered into with Mr. Benson (approximately 4.5% AFR), from the stipulated 7% interest earnings called for by the agreement.

(11)                                Other compensation for 2016 includes $535,050 of supplemental retirement compensation, $140,923 of “market-rate” interest on supplemental retirement compensation (not included in the “above market” interest described in note 10 above), $137,383 of matching deferred compensation and 401(k) contributions, $24,092 of automobile allowance, and $1,488 of insurance premiums. Other compensation for 2015 includes $535,050 of supplemental retirement compensation, $105,265 of “market-rate” interest on supplemental retirement compensation, $154,581 of matching deferred compensation and 401(k) contributions, $23,200 of automobile allowance, and $1,488 of insurance premiums.  Other compensation for 2014 includes $420,517 of supplemental retirement compensation, $87,299 of “market-rate” interest on supplemental retirement compensation, $106,411 of matching deferred compensation and 401(k) contributions, $23,200 of automobile allowance, and $1,332 of insurance premiums.

(12)                                In 2014, Mr. Benson was paid $3,436,986 in connection with the settlement of litigation brought against Headwaters and Mr. Benson. As a part of the settlement, the parties to the litigation agreed to void, without admission of liability, a grant in November 2011 of 290,041 SAR units to Mr. Benson under the 2010 Incentive Compensation Plan. The grant-date fair value of the voided SARs was included in the amount reported in the column “Option awards” for 2012. Consistent with the terms of the litigation settlement, the Compensation Committee approved the payment to Mr. Benson of an amount representing the appreciation in value of the voided SARs. The payment equaled the difference between Headwaters’ closing stock price on the computation date (approved by the Compensation Committee) of June 20, 2014 of $13.70 and the grant-date exercise price of $1.85, multiplied by 290,041. Effectively, the payment represented the value Mr. Benson would have received had the cancelled SARs been exercised on June 20, 2014.

(13)                                Other compensation for 2016 includes $47,586 of matching deferred compensation and 401(k) contributions, $20,562 of automobile allowance, and $1,488 of insurance premiums. Other compensation for 2015 includes $63,400 of matching deferred compensation and 401(k) contributions, $19,800 of automobile allowance, and $1,550 of insurance premiums. Other compensation for 2014 includes $44,006 of matching deferred compensation and 401(k) contributions, $19,800 of automobile allowance, and $1,349 of insurance premiums.

(14)                                Other compensation for 2016 includes $37,838 of matching deferred compensation and 401(k) contributions, $20,562 of automobile allowance, and $1,488 of insurance premiums. Other compensation for 2015 includes $45,654 of matching deferred compensation and 401(k) contributions, $19,800 of automobile allowance, and $1,455 of insurance premiums. Other compensation for 2014 includes $38,517 of matching deferred compensation and 401(k) contributions, $19,800 of automobile allowance, and $1,262 of insurance premiums.

(15)                                Other compensation for 2016 includes $29,112 of vested executive retirement program contributions, $12,600 of automobile allowance, $7,361 of relocation compensation, and $1,395 of insurance premiums. Other compensation for 2015 includes $69,511 of vested executive retirement program contributions, $12,842 of automobile allowance, $5,770 of extra salary paid in 2015 due to a calculation error, and $1,380 of insurance premiums. Other compensation for 2014 includes $36,410 of vested executive retirement program contributions, $12,600 of automobile allowance, and $1,193 of insurance premiums.

(16)                                Other compensation for 2016 includes $32,125 of matching deferred compensation and 401(k) contributions, and $1,488 of insurance premiums. Other compensation for 2015 includes $26,584 of matching deferred compensation and 401(k) contributions, $6,018 of salary related to 2014 due to an error in computing salary paid in 2014, and $1,442 of insurance premiums. Other compensation for 2014 includes $14,151 of matching deferred compensation and 401(k) contributions, and $1,233 of insurance premiums.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards granted during fiscal 2016 to the named executives. All awards were made from our 2010 Incentive Compensation Plan.

GRANTS OF PLAN-BASED AWARDS — FISCAL 2016

		Estimated future payouts under non-equity incentive plan awards			All other stock awards: number of shares	All other option awards: number of securities underlying	Exercise or base price of SAR	Grant date fair value of stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	of stock (#)	SARs (1) (#)	awards ($/Sh)	SAR awards ($)
Kirk A. Benson	November 4, 2015	149,709	598,835	1,197,670	39,183	74,492	17.83	1,396,871
Donald P. Newman	November 4, 2015	43,262	173,048	346,096	7,279	13,839	17.83	259,503
Harlan M. Hatfield	November 4, 2015	32,582	130,326	260,652	5,482	10,422	17.83	195,433
Murphy K. Lents	November 4, 2015	15,228	60,913	121,826	2,562	4,870	17.83	91,328
William H. Gehrmann, III	November 4, 2015	36,912	147,649	295,298	6,210	11,807	17.83	221,395

(1)                                     The SAR awards are settled in shares of Headwaters stock when exercised and all have an exercise or base price of $17.83 per share and a 10-year term. All of the SARs vest over three years, provided Headwaters’ trailing 12-month Adjusted EBITA is equal to or greater than the sum of total capital expenditures plus 1.5 times cash interest expense achieved at the end of any fiscal quarter between the period beginning at the end of the fiscal year in which the grant occurred and ending on the final vesting date, which requirement was met during 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of September 30, 2016. Certain of the named executives exercised some of their vested SAR awards subsequent to September 30, 2016.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2016

	Option and SAR awards				Stock awards
Name	Number of securities underlying unexercised options / SARs (#) exercisable	Number of securities underlying unexercised options / SARs (#) unexercisable	Option / SAR exercise price ($)	Option / SAR expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($)
Kirk A. Benson	195,144	0	13.57	September 30, 2017	43,474	735,580
	195,144	0	9.84	September 30, 2018
	195,144	0	4.60	September 30, 2019
	147,821	0	3.81	September 30, 2020
	470,000	0	1.85	September 30, 2021
	91,297	0	6.79	September 30, 2022
	150,034	0	9.19	September 30, 2023
	70,544	35,272	13.03	September 30, 2024
	24,831	49,661	17.83	September 30, 2025

Donald P. Newman	37,000	0	4.39	September 30, 2020	8,075	136,629
	130,788	0	1.85	September 30, 2021
	25,995	0	6.79	September 30, 2022
	27,874	0	9.19	September 30, 2023
	13,106	6,553	13.03	September 30, 2024
	4,613	9,226	17.83	September 30, 2025
Harlan M. Hatfield	23,216	0	13.57	September 30, 2017	6,081	102,891
	23,216	0	9.84	September 30, 2018
	23,216	0	4.60	September 30, 2019
	22,073	0	3.81	September 30, 2020
	70,649	0	1.85	September 30, 2021
	14,042	0	6.79	September 30, 2022
	20,990	0	9.19	September 30, 2023
	9,870	4,934	13.03	September 30, 2024
	3,474	6,948	17.83	September 30, 2025
Murphy K. Lents	21,461	0	13.57	September 30, 2017	2,859	48,374
	21,461	0	9.84	September 30, 2018
	25,000	0	4.60	September 30, 2019
	30,537	0	3.81	September 30, 2020
	97,264	0	1.85	September 30, 2021
	19,332	0	6.79	September 30, 2022
	10,291	0	9.19	September 30, 2023
	4,681	2,340	13.03	September 30, 2024
	1,624	3,246	17.83	September 30, 2025
William H. Gehrmann, III	32,813	0	13.57	September 30, 2017	5,438	92,011
	32,813	0	9.84	September 30, 2018
	40,000	0	4.60	September 30, 2019
	32,927	0	3.81	September 30, 2020
	105,904	0	1.85	September 30, 2021
	21,049	0	6.79	September 30, 2022
	10,291	0	9.19	September 30, 2023
	5,278	2,639	13.03	September 30, 2024
	3,936	7,871	17.83	September 30, 2025

(1)                                 Represents restricted stock, a portion of which vests on September 30, 2017 and a portion of which vests on September 30, 2018, as follows: Mr. Benson: 30,413 in 2017 and 13,061 in 2018; Mr. Newman: 5,649 in 2017 and 2,426 in 2018; Mr. Hatfield: 4,254 in 2017 and 1,827 in 2018; Mr. Lents: 2,005 in 2017 and 854 in 2018; and Mr. Gehrmann: 3,368 in 2017 and 2,070 in 2018.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2016 SAR exercises and restricted stock that vested during fiscal 2016 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2016

	Option / SAR awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Kirk A. Benson	0	0	54,367	919,890
Donald P. Newman	0	0	10,101	170,909
Harlan M. Hatfield	0	0	7,607	128,710
Murphy K. Lents	0	0	3,648	61,724
William H. Gehrmann, III	0	1,252,209	5,011	84,786

(1)                                 Represents cash received by the named executive upon exercise of cash-settled SARs.

Nonqualified Deferred Compensation

Our non-qualified deferred compensation plan (DCP) allows eligible employees to make tax-deferred contributions of up to 50% of their base compensation and 100% of their incentive compensation. All of the named executives are eligible to participate in the DCP. The DCP is funded through a grantor trust and trust-owned life insurance on certain plan participants. The DCP is intended to meet all applicable regulatory requirements, including Section 409A of the Internal Revenue Code. The DCP provides investment opportunities that closely mirror the investments that participants can choose for 401(k) plan contributions. In certain instances, we match employee contributions up to a designated maximum rate and these matching contributions vest after three years of plan eligibility. The terms of participation in the DCP for the named executives are the same as for the other employees who have been approved by the Compensation Committee to participate.

In 2010, we entered into an employment agreement with Mr. Benson that included a provision for a supplemental retirement compensation arrangement. This arrangement required us to contribute installments of 42.5% of base salary annually during the term of the agreement to an unfunded bookkeeping account. The account balance was to be further credited using a 7% annual interest rate, compounded annually. The allocations and interest are to be paid to Mr. Benson in a single lump sum upon his termination of employment. These provisions continued unchanged when we renegotiated the agreement with Mr. Benson in subsequent periods, with one difference: to increase our contribution requirement to 72.5% of base salary effective with the March 31, 2015 contribution date, continuing through March 31, 2017, at which time the contribution reverts to 42.5% of base salary through March 31, 2018. This retirement compensation is intended to make up for retirement benefits not delivered by other compensation arrangements and was approved by the Compensation Committee.

In 2013, we initiated an executive retirement program (ERP) designed to provide retirement benefits to certain designated officers and employees. There is no formal plan document governing this program, which operates and is funded at the sole discretion of the Compensation Committee. Although it is the current intent of the Committee to consider funding the ERP annually, there is no obligation to make contributions in any amount for any period, and no contribution was made for the 2016 fiscal year. Our contributions to participants in the ERP vest 20% per year once a participant reaches the age of 61 and become fully vested at age 65. All of the named executives with the exception of Mr. Benson participate in the ERP; however, only Mr. Lents has an amount which is vested, which vested amount is reflected in the table below and in the Summary Compensation Table. Future earnings are dependent on the investment selections made by participants, which investment options are the same as those available under the DCP described above.

The following table sets forth information concerning the named executives’ participation in the DCP during fiscal 2016, along with Mr. Benson’s supplemental retirement compensation arrangement and Mr. Lents’ vested participation in the ERP.

NONQUALIFIED DEFERRED COMPENSATION — FISCAL 2016

Name	Executive contributions in fiscal 2016 (1) ($)	Registrant contributions in fiscal 2016 (1) ($)	Aggregate earnings in fiscal 2016 (2) ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at September 30, 2016 (3) ($)
Kirk A. Benson (4)	619,721	126,782	238,871	0	3,661,152	(7)
Kirk A. Benson (5)	0	535,050	183,900	0	3,078,567
Donald P. Newman	233,619	36,907	205,158	0	2,354,217	(7)
Harlan M. Hatfield	94,491	28,579	93,088	0	1,071,402
Murphy K. Lents (6)	0	29,112	43	0	145,604
William H. Gehrmann, III	52,633	19,603	103,324	0	830,810

(1)                                 All amounts reported as executive or registrant contributions are also included in the summary compensation table, either as salary or in other columns, as required.

(2)                                 With the exception of the stipulated earnings of $183,900 on Mr. Benson’s supplemental retirement compensation arrangement, none of the amounts reported as aggregate earnings are included in the summary compensation table.

(3)                                 The amounts representing executive contributions, registrant contributions (except for Mr. Lents’ unvested executive retirement program contributions), and stipulated earnings on Mr. Benson’s supplemental retirement compensation arrangement in prior years have been included in prior years’ compensation in the summary compensation table.

(4)                                 These amounts relate to Mr. Benson’s participation in the DCP.

(5)                                 These amounts relate to Mr. Benson’s supplemental retirement compensation arrangement.

(6)                                 These amounts relate to Mr. Lents’ participation in the executive retirement program. The 2016 contribution to the program for Mr. Lents was $0. The aggregate balance at September 30, 2016 consists of the vested portions of prior years’ contributions.

(7)                                 Based on elections by Messrs. Benson and Newman, their DCP balances become payable upon a change in control.

Other Potential Post-Employment Payments

As of September 30, 2016, there were two named executives with employment contracts that required severance or other post-employment payments: Messrs. Benson and Newman.

In accordance with the terms of his employment agreement, upon termination of Mr. Benson’s employment, we and Mr. Benson will enter into a consulting agreement requiring no more than 20% of Mr. Benson’s time for a three-year period, for which Mr. Benson will receive annual remuneration of $300,000. If we terminate Mr. Benson’s employment without cause or if Mr. Benson resigns all of his positions with us for good reason, such as a significant change in his responsibilities, he is entitled to termination benefits equal to 200% of 1) his annual base salary in effect when his employment terminates, plus 2) his target annual incentive bonus for the fiscal year in which the termination occurs, or if higher, the actual bonus awarded for either of the two preceding fiscal years most recently ended. The preceding amount is payable over the 24-month period beginning 60 days following the date of termination. In the event of such termination, all of Mr. Benson’s outstanding equity awards shall become vested and immediately exercisable and all awards granted subsequent to June 2014 shall remain exercisable for a period of five years following termination. Also, Mr. Benson will be paid a prorated bonus calculated under the provisions of the fiscal year’s bonus arrangement then in effect. Finally, upon termination for any reason, Mr. Benson will receive the full amount in his supplemental retirement compensation account, described above. If Mr. Benson would have terminated employment on September 30, 2016 and all of the above described payments were to be made in accordance with the terms of his employment agreement, the cash payments would total $8,663,799.

In accordance with the terms of Mr. Newman’s employment agreement, if we terminate Mr. Newman’s employment without cause or if Mr. Newman resigns all of his positions with us for good reason, such as a significant change in his responsibilities, he is entitled to termination benefits equal to 200% of 1) his annual base salary in effect when his employment terminates, plus 2) his target annual incentive bonus for the fiscal year in which the termination occurs. The preceding amount is payable over the 24-month period beginning 60 days following the date of termination. Also, Mr. Newman will be paid a prorated bonus calculated under the provisions of the fiscal year’s bonus arrangement then in effect. If Mr. Newman would have terminated employment on September 30, 2016 and the above described payments were to be made in accordance with the terms of his employment agreement, the cash payments would total $1,543,561.

The Compensation Committee has approved “Executive Change in Control Agreements” with certain of our officers, including all of the named executives. Upon a change in control, as defined, the agreements provide for immediate vesting and exercisability of all outstanding stock-based awards not continued by a successor. In addition, as of September 2016, if termination of employment occurs within a specified period of a change in control, the agreements provide for i) severance pay equal to a stipulated multiple of the sum of the person’s current annual salary plus a bonus component based on either past bonuses paid or the target bonus for the fiscal year in which the change in control occurs; and ii) continuance of health and other benefits and perquisites for a stipulated period following the change in control. Further, if any long-term cash awards are not continued, payment shall be made based on the pro-rated level of performance achieved as of the end of the most recently completed fiscal quarter. If terminations associated with a change in control would have occurred on September 30, 2016, the cash severance payments due to the applicable named executives (including amounts due under long-term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of unvested stock-based awards on that date above related exercise prices would have been as follows.

POTENTIAL CHANGE IN CONTROL PAYMENTS AS OF SEPTEMBER 30, 2016

Name	Cash payment ($) (1)	Accelerated vesting ($) (1)	Total amount ($)
Kirk A. Benson	3,960,833	3,952,106	7,912,939
Donald P. Newman	1,597,951	1,146,560	2,744,511
Harlan M. Hatfield	1,432,539	958,441	2,390,980
Murphy K. Lents	1,169,749	327,299	1,497,048
William H. Gehrmann, III	1,374,583	580,509	1,955,092

(1)                                 The potential NEO change in control compensation is comprised of two parts:  the estimated change in control payment, and an amount related to accelerated vesting of unvested stock awards.

Summary Information about Incentive Compensation Plans

At the current time, we have four incentive compensation plans under which outstanding awards have been granted, three of which have been approved by stockholders. In connection with stockholder approval of the newest plan, the 2010 Incentive Compensation Plan (2010 ICP), we undertook to not issue any additional stock-based awards under any of our other existing incentive compensation plans. As of September 30, 2016 and January 20, 2017, options, SARs and other awards for approximately 3,470,000 shares of common stock could be granted under the 2010 ICP.

We use newly issued shares to meet our obligations to issue stock when awards are exercised. The Compensation Committee, or in its absence, the full Board, administers and interprets all incentive compensation plans. This Committee is authorized to grant stock-based awards and other awards both under the plans and outside of any plan to eligible employees, officers, directors, and consultants. Terms of awards granted under the plans, including vesting requirements, are determined by the Committee and historically have varied significantly. Most outstanding awards granted under the plans vest over a three-year period, expire ten years from the date of grant and are not transferable other than by will or by the laws of descent and distribution. Incentive stock option grants must meet the requirements of the Internal Revenue Code.

2002 Stock Incentive Plan.  In 2002, the Board of Directors adopted the 2002 Stock Incentive Plan. The number of shares reserved under the 2002 Plan is 1,500,000. NSOs, restricted stock, SARs and stock units could be granted under the 2002 Plan. ISOs could not be granted under the 2002 Plan, which expired in 2012.

2003 Stock Incentive Plan.  In 2003, the Board of Directors adopted the 2003 Stock Incentive Plan. The 2003 Plan was approved by stockholders at the 2003 annual meeting. In January 2004, the Board of Directors approved Amendment No. 1 to the 2003 Plan, which increased the number of shares available for award grants to 2,500,000. Amendment No. 1 to the 2003 Plan was approved by stockholders at the 2004 annual meeting. ISOs, NSOs, restricted stock, SARs and stock units could be granted under the 2003 Plan, which expired in 2013.

Long Term Incentive Compensation Plan.  In 2005, the Board of Directors adopted the Long Term Incentive Compensation Plan (LTIP). The LTIP was approved by stockholders at the 2005 annual meeting. In December 2008, the Board of Directors approved amendments to the LTIP, including an increase in the number of shares available for award grants to 2,200,000. The LTIP amendments were approved by stockholders at the 2009 annual meeting. The LTIP authorizes the grant of several types of awards, including ISOs, NSOs, SARs, restricted stock and restricted stock unit awards, performance stock and performance unit awards, unrestricted stock awards, cash awards and other performance awards. Most awards under the LTIP are subject to a minimum service vesting requirement of at least three years. There are also annual limits on certain types of awards and on the number of awards that can be granted to a single participant in any calendar year. The LTIP expired in March 2015.

2010 Incentive Compensation Plan.  In December 2009, the Board of Directors adopted, subject to stockholder approval, the 2010 ICP, which was approved by stockholders at the 2010 annual meeting and re-approved at the 2015 annual meeting. The 2010 ICP authorized the issuance of up to 2,500,000 shares of common stock for stock-based incentives, as well as certain cash incentives, as determined by the Compensation Committee. In December 2011, the Board of Directors approved, subject to stockholder approval, an increase of 2,700,000 in the number of shares available for issuance under the 2010 ICP, from 2,500,000 shares to 5,200,000 shares, which was approved by stockholders at the 2012 annual meeting. The 2010 ICP authorizes the grant of several types of awards, including ISOs, NSOs, SARs, restricted stock and restricted stock unit awards, performance stock and performance unit awards, unrestricted stock awards, cash awards and other performance awards. The Committee has discretionary authority to establish minimum vesting requirements. There are also annual limits on certain types of awards and on the number of awards that can be granted to a single participant in any calendar year. The 2010 ICP expires in December 2019.

Stockholder Approval of Equity Compensation Plans.  The following table presents information as of September 30, 2016 about our common stock that may be issued upon the exercise of options, SARs and other equity-based awards granted to employees, consultants or members of the Board of Directors under all of our existing incentive compensation plans and individual arrangements. As described above, we have four incentive compensation plans under which options and other awards have been or could be granted. The 2003 Plan, the LTIP and the 2010 ICP have been approved by stockholders. The 2002 Plan has not been approved by stockholders. The amounts included in the caption “not approved by stockholders” in the table below represent amounts relating to the 2002 Plan.

(shares in thousands)

Plan Category	Maximum shares to be issued upon exercise of options and other awards	Weighted-average exercise price of outstanding options and other awards	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in the first column)
Plans approved by stockholders	3,448	$6.73	3,469
Plan not approved by stockholders	203	15.22	0
Total	3,651	$7.20	3,469

No Loans for Option Exercises.  It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

2000 Employee Stock Purchase Plan

The Board approved the 2000 Employee Stock Purchase Plan (ESPP) to provide eligible employees with an opportunity to increase their proprietary interest in Headwaters by purchasing common stock on favorable terms and to pay for such purchases through payroll deductions. The ESPP, including all subsequent material amendments, has been approved by stockholders. A total of 4,250,000 shares of common stock have been reserved for issuance under the ESPP, and approximately 2,253,000 shares remain available for future issuance as of September 30, 2016. In accordance with terms of the ESPP, participating employees purchase shares of stock directly from us and we provide newly-issued shares to meet our commitment under the ESPP. The ESPP is intended to comply with Section 423 of the Internal Revenue Code, but is not subject to the requirements of ERISA. Employees purchase stock through payroll deductions of 1% to 10% of cash compensation, subject to certain limitations. The stock is purchased in a series of quarterly offerings. The cost per share to the employee is 85% of the fair market value at the end of each quarterly offering period.

Incentive Bonus Plan

The Incentive Bonus Plan (IBP), the specifics of which are approved annually by the Compensation Committee, provides for annual cash bonuses to be paid if we accomplish certain financial goals and if participating employees meet individual goals. Under the terms of the IBP, annual cash awards can be earned by participants selected by the Compensation Committee who are employed by us at the end of the fiscal year, provided our goals and the participant’s individual goals are met or exceeded. Participants in the IBP are selected based on their roles and responsibilities.

Long-Term Incentive Cash Awards

Cash Performance Unit Awards.  In 2012, in accordance with terms of the 2010 ICP, the Committee approved grants of performance unit awards to participants in the corporate business unit, including Messrs. Benson, Newman and

Hatfield, related to consolidated cash flow generated during fiscal year 2012. For purposes of these awards, cash flow is generally defined as operating income plus depreciation, amortization and asset impairments, reduced by capital expenditures. The number of awards granted was determined using a target compensation amount for each participant and was adjusted, subject to prescribed limitations, based on the actual cash flow generated during the 2012 performance year, using a threshold/target/maximum adjustment structure. The awards provided for 50% vesting as of September 30, 2013 and 50% vesting as of September 30, 2014, provided the participant was still employed by Headwaters on those vest dates. The terms of the awards also provided for adjustment for changes in Headwaters’ average stock price for the 60 days prior to and including September 30, 2012 as compared to Headwaters’ average stock price for the 60 days prior to and including September 30, 2011. Mr. Benson earned $1,612,810 in 2014 related to the 2012 awards; Mr. Newman earned $626,591; and Mr. Hatfield earned $338,472.

In 2013, the Committee approved grants of performance unit awards to participants in certain business units, including all of the named executives except for Mr. Gehrmann, related to cash flow generated during fiscal year 2013, with terms similar to those described above for 2012. The following amounts were earned by the named executives in both 2014 and 2015 related to the 2013 awards: Mr. Benson - $661,844; Mr. Newman - $188,446; Mr. Hatfield - $101,795; and Mr. Lents - $168,847.

In 2014, the Committee approved grants of performance unit awards to participants in certain business units, including all of the named executives, related to cash flow generated during 2014, with terms similar to those described above for 2012 and 2013, with an added feature that provides for potential further adjustment based on cash flows generated in 2015 and 2016. The following amounts were earned by the named executives in 2015 and 2016, respectively, related to the 2014 awards: Mr. Benson - $836,044 and $598,004; Mr. Newman - $241,616 and $172,823; Mr. Hatfield - $181,949 and 130,145; Mr. Lents - $102,675 and 95,886; and Mr. Gehrmann - $65,759 and $0. Mr. Gehrmann also earned $52,610 related to the 2014 awards in 2014.

In 2015, the Committee approved grants of performance unit awards to participants in certain business units, including all of the named executives, related to cash flow generated during 2015, with terms similar to those described above for 2014. The following amounts were earned by the named executives in 2016 related to the 2015 awards: Mr. Benson - $880,792; Mr. Newman - $254,540; Mr. Hatfield - $191,685; Mr. Lents - $60,174; and Mr. Gehrmann - $94,558.

In 2016, the Committee approved grants of performance unit awards to participants in certain business units, including all of the named executives, related to cash flow generated during 2016, with terms similar to those described above for 2014 and 2015. The estimated grant-date threshold, target, and maximum payouts for the 2016 awards are reflected in the section above titled Grants of Plan-Based Awards. Subsequent to September 30, 2016, the Committee approved grants of performance unit awards to participants in certain business units, including all of the named executives, related to cash flow generated during 2017, with terms similar to those described above for 2014 through 2016. Expense for these awards will be recognized during 2017, with potential adjustments in 2018 and 2019, depending on cash flows generated in those years.

Cash-Settled SAR Grants.  In 2012, the Committee approved grants to certain officers and employees, including all of the named executives, of approximately 1,000,000 cash-settled SARs, none of which remain outstanding as of September 30, 2016, the termination date of these awards. Provided the participant was still employed by us at the respective vest dates, the SARs vested in annual installments through September 30, 2014, except they could not vest until and unless the 60-day average stock price exceeded approximately 135% of the stock price on the date of grant (or $2.50), which occurred during 2012. The SARs were settled in cash upon exercise by the employee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 20, 2017 regarding the beneficial ownership of our common stock, for:

•                  each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;

•                  each director;

•                  each named executive; and

•                  all directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5. As of January 20, 2017 there were 74,885,539 shares of common stock outstanding. As of that date, there were outstanding options to purchase 24,000 shares of common stock, and there were 2,500,184 stock-settled SARs and 152,140 restricted stock units outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class

5% Stockholders:

Chris Jones, Chief Investment Officer BlackRock, Inc. 55 East 52nd Street New York, NY 10022	8,171,362	(3)	10.9%

Colin S. Kinney, Chief Compliance Officer Victory Capital Management, Inc. 4900 Tiedeman Rd. 4th Floor Brooklyn, OH 44144	4,862,505	(4)	6.5%

F. William McNabb III, President and Chief Executive Officer The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	4,277,689	(5)	5.7%

Directors:
Kirk A. Benson	2,450,480	(6)	3.2%
James A. Herickhoff	90,592	(7)	*
Blake O. Fisher, Jr.	86,560	(8)	*
R Sam Christensen	70,000	(9)	*
Malyn K. Malquist	54,035	(10)	*
Sylvia Summers	18,997	(11)	*
Thomas N. Chieffe	16,100	(12)	*

Executive Officers:
William H. Gehrmann, III	362,142	(13)	*
Donald P. Newman	262,564	(14)	*
Harlan M. Hatfield	298,985	(15)	*
Murphy K. Lents	247,701	(16)	*

All directors and executive officers as a group (13 persons)	3,969,927	(17)	5.2%

*                                         Less than 1%

(1)                                 The address of each director and officer is c/o Headwaters Incorporated, 10701 South River Front Parkway, Suite 300, South Jordan, Utah 84095.

(2)                                 A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from January 20, 2017, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of January 20, 2017.

(3)                                 Based on the statements on Schedule 13G filed with the SEC on January 12, 2017, BlackRock, Inc. has sole voting power over 8,008,992 shares and sole dispositive power over 8,171,362 shares.

(4)                                 Based on the statements on Schedule 13G filed with the SEC on September 23, 2016, Victory Capital Management Inc. has sole voting power over 4,650,964 shares and sole dispositive power over 4,862,505 shares.

(5)                                 Based on the statements on Schedule 13G filed with the SEC on February 11, 2016, The Vanguard Group has sole voting power over 162,335 shares, shared voting power over 6,000 shares, sole dispositive power over 4,113,954 shares, and shared dispositive power over 163,735 shares.

(6)                                 Consists of 1,575,665 shares owned by Mr. Benson and 874,815 SARs exercisable within 60 days of January 20, 2017.

(7)                                 Consists of 11,800 shares owned by Mr. Herickhoff, options to purchase 12,000 shares held by Mr. Herickhoff exercisable within 60 days of January 20, 2017, vested restricted stock units for 38,035 shares obtainable upon termination and 28,757 shares held on behalf of Mr. Herickhoff in the DDCP.

(8)                                 Consists of 4,000 shares owned by Mr. Fisher, options to purchase 12,000 shares held by Mr. Fisher exercisable within 60 days of January 20, 2017, vested restricted stock units for 38,035 shares obtainable upon termination, and 32,525 shares held on behalf of Mr. Fisher in the DDCP.

(9)                                 Consists of 27,671 shares owned by a limited liability company, of which Mr. Christensen is the Managing Member and a Trustee of the majority owner and controlling member, vested restricted stock units for 38,035 shares obtainable upon termination and 4,294 shares held on behalf of Mr. Christensen in the DDCP.

(10)                          Consists of 16,000 shares owned by Mr. Malquist, and vested restricted stock units for 38,035 shares obtainable upon termination.

(11)                          Consists of 18,997 shares held on behalf of Ms. Summers in the DDCP.

(12)                          Consists of 16,100 shares held on behalf of Mr. Chieffe in the DDCP.

(13)                          Consists of 77,131 shares owned by Mr. Gehrmann and 285,011 SARs exercisable within 60 days of January 20, 2017.

(14)                          Consists of 120,188 shares owned by Mr. Newman and 142,376 SARs exercisable within 60 days of January 20, 2017.

(15)                          Consists of 111,455 shares owned by Mr. Hatfield and 187,530 SARs exercisable within 60 days of January 20, 2017.

(16)                          Consists of 88,595 shares owned by Mr. Lents and 159,106 SARs exercisable within 60 days of January 20, 2017.

(17)                          Consists of 2,044,276 shares issued and outstanding, options to purchase 24,000 shares exercisable within 60 days of January 20, 2017, 1,648,838 SARs exercisable within 60 days of January 20, 2017, vested restricted stock units for 152,140 shares obtainable upon termination of certain directors, and 100,673 shares held on behalf of certain directors in the DDCP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Management and Others

We maintain policies and procedures relating to the review, approval or ratification of transactions in which we and our subsidiaries are a participant and in which any of our directors, executive officers, major stockholders or their family members have a direct or indirect material interest. We refer to these individuals and entities as related persons or related parties. Our Code of Ethics and Business Conduct, which is available on our website at www.headwaters.com, prohibits our employees, including our executive officers, from engaging in specified activities without prior approval. These activities typically relate to conflict of interest situations where an employee may have significant financial or business interests in another company competing with or doing business with us, or who stands to benefit in some way from such a relationship or activity.

Each year, we require our directors and executive officers to complete a questionnaire, among other things, to identify any transactions or potential transactions with us in which a director or an executive officer or one of their family members or associated entities has an interest. We also require that directors and executive officers notify our General Counsel of any changes during the course of the year to the information provided in the annual questionnaire as soon as possible and we gather information regarding possible related party transactions throughout the year.

Our Board of Directors has responsibility for reviewing and approving or ratifying related person transactions as defined under SEC regulations to the extent not delegated to another committee of the Board. In addition, the Board annually determines the independence of directors based on a review by the directors and the Nominating and Governance Committee as described under “Corporate Governance-Board Leadership Structure and Independence” above. The Compensation Committee reviews and approves compensation arrangements for the executive officers and directors.

We believe that these policies and procedures collectively assure that all related person transactions requiring disclosure under SEC rules are appropriately reviewed and approved or ratified. Each of the transactions disclosed below has been reviewed and approved or ratified by our Board of Directors and we believe that the terms of each of these transactions are no less favorable to us than we could obtain from an unaffiliated party.

Transactions with Related Persons

Convertible Senior Subordinated Notes.  Mr. Benson, our Chairman and CEO, was a holder of $1,160,000 of our 2.50% convertible senior subordinated notes that were exchanged for 8.75% convertible senior subordinated notes in 2012, which holding and exchange were approved by the Board of Directors and occurred under the same terms as for other debt holders. The notes matured in the March 2016 quarter in normal course and were repaid.

Investment in Customer of Krestmark.  Mr. Robinson, the President and former owner of Krestmark Industries, L.P., one of Headwaters’ operating subsidiaries, made a direct investment of $500,000 in one of Krestmark’s customers prior to Headwaters acquiring Krestmark on August 19, 2016. The investment remained in place as of September 30, 2016. In addition, also prior to the date of acquisition, Mr. Robinson deposited $1,000,000 in a bank account that collateralizes a line of credit used by the customer in its business operations, which arrangement also existed at September 30, 2016. Sales to that customer in 2016, from the date of acquisition through September 30, 2016, were $23,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table summarizes the fees paid or payable to BDO USA, LLP for services rendered for the fiscal years ended September 30, 2015 and 2016. Audit fees include the cost of our annual audit and audits of our subsidiaries, including the independent auditors’ assessment of internal control over financial reporting, plus the costs of quarterly reviews, SEC filings requiring the consent of our independent auditors, and comfort letters provided to underwriters.

Tax fees consisted primarily of compliance tax filings and consultations regarding that compliance work. The Audit Committee approved all of the fees for both 2015 and 2016.

	Fees Paid for Fiscal Year 2015	Fees Paid for Fiscal Year 2016
Audit fees	$1,014,720	$1,174,813
Audit-related fees	0	0
Tax fees	626,977	788,836
All other fees	0	0
Total	$1,641,697	$1,963,649

The Audit Committee is informed of and approves all services BDO provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $50,000. In addition, it has pre-approved $100,000 for routine accounting consultations related to items such as new accounting pronouncements, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee of these matters, the amount invoiced for the services performed is added back to the pre-approved $100,000 limit.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 3.             Listing of Exhibits

Exhibit No.	Description	Location
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

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
Date: January 30, 2017

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

SIGNATURE	TITLE	DATE

/s/ KIRK A. BENSON	Director and Chief Executive Officer	January 30, 2017
Kirk A. Benson	(Principal Executive Officer)

/s/ DONALD P. NEWMAN	Chief Financial Officer (Principal Financial	January 30, 2017
Donald P. Newman	and Accounting Officer)

/s/ JAMES A. HERICKHOFF	Director	January 30, 2017
James A. Herickhoff

/s/ R SAM CHRISTENSEN	Director	January 30, 2017
R Sam Christensen

/s/ MALYN K. MALQUIST	Director	January 30, 2017
Malyn K. Malquist

/s/ BLAKE O. FISHER, JR.	Director	January 30, 2017
Blake O. Fisher, Jr.

/s/ SYLVIA SUMMERS	Director	January 30, 2017
Sylvia Summers

/s/ THOMAS N. CHIEFFE	Director	January 30, 2017
Thomas N. Chieffe