Form 10-Q
period 2016-12-31
HEADWATERS INC
filed 2017-02-02
CIK 1003344

And the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of January 27, 2017 was 74,887,215.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to Headwaters’ operations that are based on management’s current expectations, estimates and projections about the industries in which Headwaters operates. Words such as “may,” “should,” “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets,” “goals,” “outlook” and similar expressions are intended to help identify such forward-looking statements. Forward-looking statements include Headwaters’ expectations as to the agreement and plan of merger with Boral Limited, the managing and marketing of coal combustion products and other construction materials, the production and marketing of building products, the sales to oil refineries of residue hydrocracking catalysts, the development, commercialization, and financing of new products and other strategic business opportunities and acquisitions, and other information about Headwaters which are not purely historical by nature, including those statements regarding Headwaters’ future business plans, the operation of facilities, the availability of feedstocks, and the marketability of coal combustion products, construction materials, building products and catalysts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the Company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Headwaters undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing feedstock and energy prices; actions of competitors or regulators; technological developments; potential disruption of the Company’s production facilities, transportation networks and information technology systems due to war, terrorism, malicious attack, civil accidents, political events, civil unrest or severe weather; potential environmental liability or product liability under existing or future laws and litigation; potential liability resulting from other pending or future litigation; changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in the Company’s  Annual Report on Form 10-K, quarterly reports on Form 10-Q and other periodic reports. In addition, such results could be affected by general domestic and international economic and political conditions and other unpredictable or unknown factors not discussed in this report which could have material adverse effects on forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$65,298	$70,858
Trade receivables, net	152,084	118,272
Inventories	72,668	80,466
Current income taxes	1,187	1,905
Other	13,517	12,824
Total current assets	304,754	284,325
Property, plant and equipment, net	206,792	212,639
Other assets:
Goodwill	290,503	296,207
Intangible assets, net	319,162	309,614
Deferred income taxes	68,059	69,367
Other	49,173	48,043
Total other assets	726,897	723,231
Total assets	$1,238,443	$1,220,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,211	$25,992
Accrued personnel costs	45,366	31,448
Other accrued liabilities	63,785	61,621
Current portion of long-term debt	7,785	—
Total current liabilities	147,147	119,061
Long-term liabilities:
Long-term debt, net	746,716	740,402
Other	41,230	44,514
Total long-term liabilities	787,946	784,916
Total liabilities	935,093	903,977
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiary	13,363	13,524
Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 74,153 shares at September 30, 2016 (including 105 shares held in treasury) and 74,884 shares at December 31, 2016 (including 105 shares held in treasury)	74	75
Capital in excess of par value	733,117	739,156
Retained earnings (accumulated deficit)	(441,793)	(435,126)
Treasury stock	(1,411)	(1,411)
Total stockholders’ equity	289,987	302,694
Total liabilities and stockholders’ equity	$1,238,443	$1,220,195

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	December 31,
(in thousands, except per-share amounts)	2015	2016
Revenue:
Building products	$101,595	$135,041
Construction materials	116,248	119,991
Energy technology	575	543
Total revenue	218,418	255,575
Cost of revenue:
Building products	69,552	96,529
Construction materials	84,277	88,264
Energy technology	318	163
Total cost of revenue	154,147	184,956
Gross profit	64,271	70,619
Operating expenses:
Selling, general and administrative	34,882	44,981
Amortization	4,566	6,298
Total operating expenses	39,448	51,279
Operating income	24,823	19,340
Other income (expense):
Net interest expense	(8,217)	(8,919)
Other, net	(69)	154
Total other income (expense), net	(8,286)	(8,765)
Income from continuing operations before income taxes	16,537	10,575
Income tax provision	(3,600)	(3,900)
Income from continuing operations	12,937	6,675
Income (loss) from discontinued operations, net of income taxes	(216)	153
Net income	12,721	6,828
Net income attributable to non-controlling interest	(296)	(161)
Net income attributable to Headwaters Incorporated	$12,425	$6,667

Basic and diluted income per share attributable to Headwaters Incorporated
From continuing operations	0.17	0.09
From discontinued operations	0.00	0.00
	$0.17	$0.09

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended December 31, 2016

				Retained
			Capital in	earnings		Total
	Common stock		excess	(accumulated	Treasury	stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity
Balances as of September 30, 2016	74,153	74	733,117	(441,793)	(1,411)	289,987
Issuance of common stock pursuant to employee stock purchase plan	17	0	336	—	—	336
Exercise of stock appreciation rights	714	1	—	—	—	1
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	5,218	—	—	5,218
Stock-based compensation	—	—	485	—	—	485
Net income attributable to Headwaters Incorporated for the three months ended December 31, 2016	—	—	—	6,667	—	6,667
Balances as of December 31, 2016	74,884	$75	$739,156	$(435,126)	$(1,411)	$302,694

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
(in thousands)	2015	2016
Cash flows from operating activities:
Net income	$12,721	$6,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,782	17,842
Interest expense related to amortization of debt issue costs and debt discount	567	930
Stock-based compensation	708	485
Deferred income taxes	6,482	3,910
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(64)	(5,257)
Net gain on disposition of property, plant and equipment	(47)	(114)
Net loss of unconsolidated joint venture	13	12
Decrease in trade receivables	43,521	33,812
Increase in inventories	(1,259)	(8,127)
Decrease in accounts payable and accrued liabilities	(34,434)	(21,139)
Other changes in operating assets and liabilities, net	(423)	(1,521)
Net cash provided by operating activities	41,567	27,661
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(57,301)	0
Purchase of property, plant and equipment	(7,685)	(15,540)
Proceeds from disposition of property, plant and equipment	95	162
Net decrease (increase) in long-term receivables and deposits	(1,301)	851
Net change in other assets	(1,357)	1,832
Net cash used in investing activities	(67,549)	(12,695)
Cash flows from financing activities:
Payments on long-term debt	(1,062)	(15,000)
Dividends paid to non-controlling interest in consolidated subsidiary	(355)	0
Employee stock purchases	374	337
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	64	5,257
Net cash used in financing activities	(979)	(9,406)

Net increase (decrease) in cash and cash equivalents	(26,961)	5,560
Cash and cash equivalents, beginning of period	142,597	65,298
Cash and cash equivalents, end of period	$115,636	$70,858

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

1.Nature of Operations and Basis of Presentation

Description of Business and Organization – Headwaters Incorporated (Headwaters) is a building materials company incorporated in Delaware, providing products and services in two core business segments.

The building products segment designs, manufactures, and sells a wide variety of building products, including exterior vinyl siding accessories (such as shutters, mounting blocks, and vents), manufactured architectural stone, roofing materials and windows. Revenues from Headwaters’ building products businesses are diversified geographically and also by end use, including new housing construction and residential repair and remodeling, as well as commercial construction.

The construction materials segment is the nationwide leader in the management and marketing of coal combustion products (CCPs), including fly ash which is primarily sold directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete, and synthetic gypsum. Headwaters’ CCPs business is comprised of a nationwide supply, storage and distribution network. Headwaters also provides services to electric utilities related to the management of CCPs. Beginning in the December 2016 quarter, Headwaters is now reporting the regional concrete block business in the construction materials segment.

In addition to the two building materials segments described above, Headwaters also has a non-core energy technology segment which has been focused on reducing waste and increasing the value of energy-related feedstocks, primarily in the areas of low-value oil and coal. In oil, Headwaters’ heavy oil upgrading process uses a liquid catalyst precursor to generate a highly active molecular catalyst to convert low-value residual oil into higher-value distillates that can be further refined into gasoline, diesel and other products. In coal, Headwaters owned and operated coal cleaning facilities that separate ash from waste coal to provide a refined coal product that is higher in Btu value and lower in impurities than the feedstock coal. As described in Note 12, Headwaters disposed of its remaining coal cleaning facilities in 2013 and the results of Headwaters’ coal cleaning operations have been presented as discontinued operations for all periods.

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all of its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the three months ended December 31, 2015 and 2016, approximately 9% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2016 (Form 10-K).

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09. The mandatory adoption date of ASC 606 for Headwaters is now

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

October 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. Headwaters currently believes the impact of adopting ASC 606 will not be material to either past or future periods as it relates to the building products and energy technology segments, but is still evaluating the potential impact the new standard will have on the construction materials segment.  Adoption of the new standard could require expanded disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Statement of Income. The mandatory adoption date of ASC 842 for Headwaters is October 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Headwaters currently expects that upon adoption of ASC 842, ROU assets and lease liabilities will be recognized in the consolidated balance sheet in amounts that will be material.

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

Reclassifications – Certain prior period amounts, including the changes described above to report the concrete block business with the construction materials segment, have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or on total assets.

2.Segment Reporting

Headwaters currently operates three business segments: building products, construction materials and energy technology. These segments are managed and evaluated separately by management due to differences in their operations, products and services. Historically and for all of fiscal 2016, the block product business was a part of the building products segment. However, commencing in the December 2016 quarter, the construction materials segment includes the block product business. This reporting change has been made because of the following changes, as well as others, in management and operations, all of which became operative effective as of October 1, 2016:

•

The chief operating decision maker makes operating and resource allocation decisions considering the combined financial information for construction materials and the block group, which have similar economic characteristics;

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

•	The block group management and accounting personnel report to the construction materials segment’s management;
•

Certain operational activities for the construction materials and block group are being closely coordinated to capture synergies and improve efficiencies. For example, the transportation groups were brought together to promote backhauling, reduce repair and maintenance costs, and minimize down time. Construction materials management also provides oversight for certain other operational activities; and

•	Fly ash storage is being initiated at block production sites to facilitate substitution of fly ash for portland cement used in manufacturing block products.

Revenues for the building products segment consist of product sales to wholesale and retail distributors, contractors and other users of building products. Revenues for the construction materials segment consist primarily of CCP sales to ready-mix concrete businesses, with a smaller amount from commercial construction sales and services provided to coal-fueled electric generating utilities. Continuing revenues for the energy technology segment consist primarily of catalyst sales to oil refineries. As described in Note 12, Headwaters sold all of its coal cleaning facilities in 2012 and 2013 and the results of operations have been reflected as discontinued operations in the accompanying Statements of Income for all periods. Intersegment sales are immaterial.

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

	Three Months Ended December 31, 2015
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$101,595	$116,248	$575	$0	$218,418
Depreciation and amortization	$(8,860)	$(4,440)	$(323)	$(159)	$(13,782)
Operating income (loss)	$11,675	$20,363	$(1,721)	$(5,494)	$24,823
Net interest expense					(8,217)
Other income (expense), net					(69)
Income tax provision					(3,600)
Income from continuing operations					12,937
Loss from discontinued operations, net of income taxes					(216)
Net income					$12,721
Capital expenditures	$4,401	$2,382	$0	$902	$7,685
Segment assets as of September 30, 2016	$676,012	$385,595	$43,412	$133,424	$1,238,443

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

	Three Months Ended December 31, 2016
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$135,041	$119,991	$543	$0	$255,575
Depreciation and amortization	$(11,715)	$(5,265)	$(155)	$(707)	$(17,842)
Operating income (loss)	$11,400	$18,598	$(1,813)	$(8,845)	$19,340
Net interest expense					(8,919)
Other income (expense), net					154
Income tax provision					(3,900)
Income from continuing operations					6,675
Income from discontinued operations, net of income taxes					153
Net income					$6,828
Capital expenditures	$11,400	$3,278	$20	$842	$15,540
Segment assets as of December 31, 2016	$683,538	$366,830	$39,929	$129,898	$1,220,195

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

The roofing acquisitions have been accounted for as business combinations in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the combined estimated fair values of assets acquired and liabilities assumed for the acquisitions as of the acquisition dates:

(in thousands)
Current assets	$7,402
Current liabilities	(1,565)
Property, plant and equipment	3,138
Intangible assets:
Customer relationships (12-year life)	3,670
Trade names (indefinite life)	4,801
Intellectual property (20-year life)	10,026
Goodwill	34,284
Long-term liabilities	(4,761)
Net assets acquired	$56,995

The roofing acquisitions’ future growth attributable to such things as new customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, most of which is expected to be tax deductible over a 15-year period.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

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

(in thousands)
Current assets	$3,965
Current liabilities	(1,491)
Property, plant and equipment	3,710
Intangible assets:
Contracts (20-year life)	15,220
Customer relationships (15-year life)	2,560
Trade names (indefinite life)	4,790
Goodwill	4,414
Net assets acquired	$33,168

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

Total consideration paid on the date of acquisition, was $240.0 million, which is subject to adjustment for the final calculation of acquisition-date working capital. The working capital adjustment is currently expected to be finalized in the March 2017 quarter. Approximately $4.6 million of the initial consideration paid represents prepaid compensation for certain Krestmark employees with retention bonus obligations over periods of up to two years from the acquisition date. This amount has been recorded as prepaid compensation in the consolidated balance sheet and is being amortized to expense over the two-year retention period. Direct acquisition costs were not material.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

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

(in thousands)
Current assets	$20,731
Current liabilities	(3,884)
Property, plant and equipment	5,597
Intangible assets:
Customer relationships (20 year life)	109,300
Trade name (indefinite life)	36,600
Non-competition agreements (7 year life)	2,410
Goodwill	64,679
Net assets acquired	$235,433

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

Other – During the March 2016 quarter, Headwaters acquired certain decking manufacturing assets for cash consideration of approximately $6.3 million. The assets have been relocated to one of Headwaters’ current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase Headwaters’ product and manufacturing expertise. During the June 2016 quarter, Headwaters’ minority-owned subsidiary acquired for cash consideration of $10.4 million all of the equity interests in several related companies, together which comprise a concrete roof tile business which had operations primarily in Florida. This acquisition is expected to expand Headwaters’ presence in that niche roofing sector in Florida. Certain assets acquired in this acquisition are being held for sale and while provisional estimated values have been ascribed to those assets, at the current time there is significant uncertainty regarding the fair values of the assets. Accordingly, those provisional values could change in the future when final determinations of fair value for purchase accounting purposes have been completed. Gains on assets held for sale of approximately $4.5 million, net of $2.0 million of income taxes, were recognized in other income in Headwaters’ consolidated statement of income for the year ended September 30, 2016 and it is currently expected that additional gains could be realized in future periods as future sales transactions are consummated.

Subsequent to December 31, 2016, Headwaters acquired all of the equity interests in a small windows company located in the Atlanta area.

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

Because there is no fixed redemption date for the put right, Headwaters compares the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on a prescribed EBITDA formula to determine the price that would be paid if the put right were to have been exercised at

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during the three months ended December 31, 2016:

(in thousands)
Balance as of September 30, 2016	13,363
Net income attributable to non-controlling interest	161
Dividends paid to non-controlling interest	—
Balance as of December 31, 2016	$13,524

4.Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2016	December 31, 2016

Raw materials	$22,333	$24,406
Finished goods	50,335	56,060
	$72,668	$80,466

5.Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

					September 30, 2016		December 31, 2016
					Gross		Gross
	Estimated				Carrying	Accumulated	Carrying	Accumulated
(in thousands of dollars)	useful lives				Amount	Amortization	Amount	Amortization
Trade names	Indefinite				$63,245	$—	$62,474	$—
Intellectual property			20	years	10,102	—	10,026	528
Contracts	15	-	20	years	127,520	76,029	124,920	75,067
Customer relationships	5	-	20	years	227,909	67,493	225,339	70,522
Trade names			20	years	66,755	39,744	66,755	40,579
Patents and patented technologies	6	-	19	years	5,401	2,875	5,401	2,931
Other	5	-	17	years	7,035	2,664	7,109	2,783
					$507,967	$188,805	$502,024	$192,410

The above table includes preliminary amounts for the intangible assets acquired in 2016 because the process of identifying and valuing those assets has not been completed. Total amortization expense related to intangible assets was approximately $4.6 million and $6.3 million for the December 2015 and 2016 quarters, respectively.

Total estimated annual amortization expense for 2017 through 2022 is shown in the following table; however, the amounts will change once the intangible assets for the 2016 acquisitions are identified and valuations are finalized.

Year ending September 30:	(in thousands)
2017	$24,356
2018	24,598
2019	23,575
2020	19,471
2021	19,430
2022	19,216

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

6.Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $768.8 million as of September 30, 2016 and $753.8 million as of December 31, 2016. As of those dates, the discounted carrying value of long-term debt consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2016
Senior secured term loan, due March 2022 (face amount $768,804 as of September 30, 2016 and $753,804 as of December 31, 2016)	$754,501	$740,402
Less current portion	(7,785)	—
Carrying amount of long-term debt, net of discounts and debt issue costs	$746,716	$740,402

Senior Secured Term Loan – In March 2015, Headwaters entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. In August 2016, Headwaters entered into an Incremental Amendment to the Term Loan Facility for an additional senior secured loan totaling $350.0 million.  The entire combined loan will mature in March 2022. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original combined principal amounts (subject to reduction for certain permitted prepayments), with the balance due at maturity. Headwaters determined that the $350.0 million incremental amendment constituted a debt modification. In December 2016, Headwaters prepaid $15.0 million of the scheduled quarterly repayments and as a result as of December 31, 2016 has no current portion of long-term debt. The associated accelerated debt issuance and debt discount costs, totaling approximately $0.2 million, were charged to interest expense.

The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters’ pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.0% for any eurocurrency loan and 2.0% for any alternate base rate loan. Interest is payable quarterly, and as of December 31, 2016, the interest rate on borrowings under the Term Loan Facility was 4.0%.

Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters’ annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. Headwaters was not required to make any prepayments under these requirements during the three months ended December 31, 2016.

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of December 31, 2016.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

ABL Revolver – Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of December 31, 2016. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of December 31, 2016, Headwaters had secured letters of credit under the ABL Revolver of approximately $10.6 million for various purposes and had availability under the ABL Revolver of approximately $57.4 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of December 31, 2016, the interest rate on those borrowings would have been approximately 2.5%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of December 31, 2016.

Interest and Debt Maturities – During the December 2015 and 2016 quarters, Headwaters incurred total interest costs of approximately $8.4 million and $9.0 million, respectively, including approximately $0.6 million and $0.9 million, respectively, of non-cash interest expense. Neither capitalized interest nor interest income was material for any period presented.

The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 4.0% at September 30, 2016 and December 31, 2016. Except for required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, Headwaters has no debt maturities until March 2022.

7.Fair Value of Financial Instruments

Headwaters’ material financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable and long-term debt. All of these financial instruments are either carried at fair value in the consolidated balance sheets or are short-term in nature. Accordingly, the carrying values for those financial instruments as reflected in the consolidated balance sheets closely approximate their fair values.

8.Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2017, exclusive of discrete items, is currently expected to be approximately 39%. This estimated rate was used to record income taxes for the December 2016 quarter. For the December 2015 quarter, Headwaters also used an estimated effective income tax rate for continuing operations of 39%. The estimated effective income tax rate for both periods differs from the statutory rate primarily due to state income taxes, partially offset by research and

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

development tax credits. Headwaters recognized tax benefit for discrete items of $2.9 million in 2015 and $0.2 million in 2016 which did not affect the calculation of the estimated effective income tax rates for the respective fiscal years. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

As of December 31, 2016, Headwaters’ U.S. and state NOL and capital loss carryforwards totaled approximately $38.3 million (tax effected). The NOLs expire from 2017 to 2037. In addition, there are approximately $27.6 million of tax credit carryforwards as of December 31, 2016, which expire from 2025 to 2037.

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

9.Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation – Until December 2016, in accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors could elect to defer certain compensation and choose from various options how the deferred compensation would be invested. One of the investment options was Headwaters common stock. When a director chooses Headwaters stock as an investment option, Headwaters purchased the common stock in accordance with the director’s request and is holding the shares until such time as the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters are distributed to the director in satisfaction of the obligation. Headwaters accounts for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of December 31, 2016, the treasury stock and related deferred compensation obligation had fair values of approximately $2.5 million, which was $1.0 million higher than the carrying values at cost. In December 2016, in connection with the announcement of the Boral transaction (see Note 11), the DDCP plan was modified to eliminate Headwaters stock as an investment option, although prior stock purchases were unaffected by the change.

Stock-Based Compensation – Stock-based compensation expense was approximately $0.7 million and $0.5 million for the December 2015 and 2016 quarters, respectively. As of December 31, 2016, there was approximately $2.1 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

Shelf Registration – In August 2015, Headwaters filed a universal shelf registration statement with the SEC. A prospectus supplement describing the terms of any future securities to be issued is required to be filed before any offering can commence under the registration statement.

10.Earnings Per Share

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

share computations for those periods, even when the effect of doing so is anti-dilutive to the other per-share amounts.

	Three Months Ended
	December 31,
(in thousands, except per-share amounts)	2015	2016
Numerator:
Income from continuing operations	$12,937	$6,675
Income from continuing operations attributable to non-controlling interest	(296)	(161)
Numerator for basic and diluted earnings per share from continuing operations — income from continuing operations attributable to Headwaters Incorporated	12,641	6,514
Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(216)	153
Numerator for basic and diluted earnings per share — net income attributable to Headwaters Incorporated	$12,425	$6,667

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,789	74,237
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	1,576	1,435
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	75,365	75,672

Basic and diluted income per share attributable to Headwaters Incorporated:
From continuing operations	$0.17	$0.09
From discontinued operations	0.00	0.00
	$0.17	$0.09

Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	329	72
Stock options	72	—

11.Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of December 31, 2016, not disclosed elsewhere, are as follows:

Purchase Commitments – Certain CCP contracts with suppliers require Headwaters to make minimum purchases of CCP materials. During the December 2016 quarter, Headwaters entered into additional contracts with significant minimum purchase requirements. As of December 31, 2016, minimum future purchase requirements related to all existing CCP contracts are as follows:

Year ending September 30,	(in thousands)
2017	$40,837
2018	43,881
2019	45,211
2020	46,311
2021	46,738
Thereafter	143,856
$366,834

Boral Transaction – On November 20, 2016, Headwaters entered into an Agreement and Plan of Merger (the Merger Agreement) with Boral Limited (Boral), an Australian corporation (the Merger), whereby Headwaters agreed to be acquired by Boral. At closing each share of Headwaters’ common stock, par value $0.001 issued and outstanding immediately prior to the effective time will be automatically cancelled and converted into the right to receive $24.25 in cash. If the Merger is not consummated on or before September 1, 2017, the $24.25 per share cash payment shall be increased (subject to the satisfaction of certain conditions) by $0.09 each month thereafter that the

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Merger is not consummated, through the date of November 30, 2017. The Merger Agreement also provides for cash payments to be made to holders of outstanding stock options, stock appreciation rights, unvested restricted stock, and restricted stock units, with payment to be determined based on the spread between the $24.25 merger cash amount and the respective exercise prices of the common stock equivalents.

The respective boards of directors of both Headwaters and Boral have unanimously approved the Merger Agreement and Headwaters’ board has recommended that Headwaters stockholders adopt the Merger Agreement at a special meeting of stockholders to be held February 3, 2017. The Merger Agreement contains customary representations and warranties for both Headwaters and Boral, including covenants and agreements relating to the conduct of Headwaters’ business and operations up to the date of closing.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of Headwaters common stock entitled to vote on the Merger; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the Committee on Foreign Investment in the United States and the Investment Canada Act (Canada) R.S.C., 1985, c.28 (1st Supp.), as amended, and any regulations issued thereunder; and (iii) the absence of any law or order that prevents, makes illegal or prohibits the Merger. Each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications) and (b) performance in all material respects by the other party of its obligations contained in the Merger Agreement. In addition, Boral’s obligations to consummate the Merger are subject to the absence of a Company Material Adverse Effect as defined. Consummation of the Merger is not subject to a financing condition. In addition, the Merger Agreement contains a customary “no shop” provision, subject to certain customary exceptions, that, in general, restricts Headwaters’ ability to solicit from, discuss with or provide any information to, any third parties regarding or in connection with any alternative acquisition proposal from any such third party.

The Merger Agreement contains certain customary termination rights for Headwaters and Boral. The Merger Agreement may be terminated by either Boral or Headwaters if, among other things, (i) the Merger is not consummated on or before November 30, 2017; (ii) the Merger becomes subject to a final, non-appealable law or order that restrains, makes illegal or prohibits the Merger; or (iii) the requisite stockholder approval is not obtained following a vote of stockholders taken thereon.

Upon termination of the Merger Agreement under specified circumstances, Headwaters will be required to pay Boral a termination fee of $65.0 million. In addition, under certain specified circumstances, Headwaters has agreed to reimburse Boral for its reasonable expenses in connection with the Merger Agreement and the transactions contemplated thereby, subject to certain specified caps, which reimbursed expenses would be credited against any termination fee that may subsequently be paid to Boral by Headwaters. The Merger Agreement also provides that Boral will be required to pay Headwaters a reverse termination fee of $75.0 million under specified circumstances.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement filed as Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on November 21, 2016 and incorporated herein by reference.

Additional information related to the Merger and the Merger Agreement is set forth in Headwaters’ Current Report on Form 8-K filed with the SEC on November 21, 2016. Additional information related to the special meeting of stockholders to be held February 3, 2017 is set forth in Headwaters’ proxy statement filed with the SEC on December 29, 2016.

Compensation Arrangements – Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K. During the December 2016 quarter, the Committee modified the terms of outstanding performance unit awards to eliminate adjustment for cash flows generated in subsequent periods if the Boral transaction closes. Also during the December 2016 quarter, the Committee approved grants of performance unit awards based upon the generation of Adjusted EBITDA during fiscal 2017, or through the date of closing the Boral transaction, if earlier. Payment for these awards will be made

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

50% within 30 days of the closing date of the Boral transaction and 50% six months after the closing date. Otherwise, vesting will occur 50% at the end of fiscal 2018 and 50% at the end of fiscal 2019.

Executive Change in Control Agreements.  In the December 2016 quarter, the Compensation Committee approved Executive Change in Control Agreements with additional employees with terms substantially consistent with existing agreements, as they are described in the Form 10-K. If terminations associated with a change in control would have occurred on December 31, 2016, the cash severance payments due to the officers and employees (including amounts due under long‑term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of unvested stock‑based awards on that date above related exercise prices would have aggregated approximately $37.2 million (of which approximately $3.9 million has been expensed and accrued).

Retention Agreements.  As a result of entering into the Merger Agreement with Boral, Headwaters entered into retention agreements with certain employees to facilitate the continued employment of those employees through and beyond the closing date. Under the terms of the retention agreements, the employees must be continuously employed from the date of the agreement through the date that is six months after the closing date of the merger, at which time retention payments are due the employees. Additionally, under certain conditions these retention payments could still be payable six months following a termination of the Merger Agreement by Boral. Total commitments under these retention agreements aggregate approximately $5.5 million, none of which has been expensed due to the lack of certainty of a closing date. It is currently expected that the estimated amounts to be paid will be expensed over the requisite time period once a closing date (or alternatively, a termination date) has been determined with some probability.

Severance Payments. In addition to the retention payment obligations described above, Headwaters has also agreed to make severance payments to certain employees who are terminated as a consequence of the Boral transaction closing. It is not possible to estimate either the timing or the amount of any severance related payments that could be made in future periods.

Property, Plant and Equipment – As of December 31, 2016, Headwaters was committed to spend approximately $8.0 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $0.5 million of expense for legal matters during each of the three months ended December 31, 2015 and 2016. Costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $0 up to the amounts sought by claimants and therefore has recorded a liability of $0 as of December 31, 2016. The substantial claims and damages sought by claimants are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO and related companies, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course contaminated the air and surface water exposing plaintiffs to dangerous chemicals and causing personal injury and property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013 the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. In March 2016, the court responded to VFL’s motion, ruling that (i) the statute of limitations barred nuisance and negligence claims of all plaintiffs who are not minors and who are not making personal injury claims, and (ii) emotional distress damages claimed by one plaintiff who is typical of all but seven plaintiffs are not cognizable. Plaintiffs moved to amend their complaints, but the motion was denied in August 2016. All but seven Plaintiffs have asserted in discovery that they were not seeking personal injury damages except emotional distress. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

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

Clary.  In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs’ allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is found liable to plaintiffs, including interest, attorney fees, and costs. In April 2016, the case was reassigned to the State of West Virginia Mass Litigation Panel. Discovery is underway. The court’s scheduling order has set trial to begin in September 2017. Headwaters has filed claims for defense and indemnity with several of its insurers. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

John River Cartage.  In January 2012 John River Cartage, Inc. filed suit in the State of Louisiana 18th Judicial District, Parish Pointe Coupee against Louisiana Generation, LLC, (LaGen), NRG Energy, Inc., and Headwaters Resources, Inc. (HRI).  At the time of action, HRI provided CCP management services to LaGen in connection with LaGen’s power generating plant located in New Roads, Louisiana.  Plaintiff had been a subcontractor to a previous contractor to LaGen.  Plaintiff’s original complaint alleged that LaGen and HRI conspired to convert certain materials at the power plant in violation of Louisiana unfair trade practices law.  In September 2015, the court allowed plaintiff to amend its complaint to allege that HRI and LaGen violated Louisiana antitrust law. Plaintiff seeks lost profits from sales of the allegedly converted materials, damages to cover debts arising from Plaintiff’s business failure, disgorgement of financial benefits, loss of Plaintiff’s business valuation, and treble damages and attorney fees, as well as unspecified equitable relief.  HRI answered the complaint denying the allegations. Discovery is underway. Trial is set for April 2017. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

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

Construction Materials Matters.  In addition, there are litigation and pending and threatened claims made against certain Headwaters subsidiaries within the construction materials segment (HCM), with respect to coal combustion products. The plaintiffs or claimants in these matters have alleged that inhalation or other exposure to fly ash is unsafe, and that HCM has failed to warn about the alleged dangers of fly ash exposure and the use of adequate protection, resulting in personal injury, contamination of land and water, and diminution in property value. The Fentress Family Trust and Clary cases summarized above are examples of these types of claims. The application of relatively novel fly ash claims to insurance policies is complex and uncertain and HCM has had limited success in tendering defense of such claims to insurers, which is dependent upon the alleged facts and specific policy terms.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

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

12.Discontinued Operations

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

The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is shown in the following table:

	Three Months Ended
	December 31,
(in thousands)	2015	2016
Gain (loss) from discontinued operations before income taxes	$(346)	$243
Income tax benefit (provision)	130	(90)
Income (loss) from discontinued operations, net of income taxes	$(216)	$153

The gain (loss) from operations reflected in the table above represents primarily the activity related to certain litigation which commenced prior to disposal of the business. Certain of this litigation was settled favorably to Headwaters during the March 2016 quarter, resulting in a gain. In accordance with terms of the settlement agreement, Headwaters received additional consideration in the December 2016 quarter and could receive additional cash receipts in the future, dependent primarily upon future coal sales by the buyer. These potential cash receipts, including the above revenue amounts, are being recognized in the periods when received.

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

December 31, 2016

(Unaudited)

probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2016 and December 31, 2016, approximately $9.3 million and $9.0 million, respectively, was accrued for this reclamation liability.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

13.Condensed Consolidating Financial Information

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

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — September 30, 2016

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — December 31, 2016

		Non-		Eliminations
	Guarantor	guarantor	Parent	and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,568	$7,661	$35,629	$—	$70,858
Trade receivables, net	111,306	6,966	—	—	118,272
Inventories	75,253	5,213	—	—	80,466
Current income taxes	—	—	60,471	(58,566)	1,905
Other	11,924	491	409	—	12,824
Total current assets	226,051	20,331	96,509	(58,566)	284,325
Property, plant and equipment, net	194,299	9,743	8,597	—	212,639
Other assets:
Goodwill	252,553	43,654	—	—	296,207
Intangible assets, net	273,594	36,020	—	—	309,614
Investments in subsidiaries	—	—	739,326	(739,326)	—
Intercompany accounts and notes	51,464	—	667,380	(718,844)	—
Deferred income taxes	—	22,993	58,303	(11,929)	69,367
Other	12,155	10,982	24,906	—	48,043
Total other assets	589,766	113,649	1,489,915	(1,470,099)	723,231
Total assets	$1,010,116	$143,723	$1,595,021	$(1,528,665)	$1,220,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,205	$1,119	$668	$—	$25,992
Accrued personnel costs	10,598	472	20,378	—	31,448
Current income taxes	56,164	2,402	—	(58,566)	—
Other accrued liabilities	54,077	4,916	2,628	—	61,621
Total current liabilities	145,044	8,909	23,674	(58,566)	119,061
Long-term liabilities:
Long-term debt, net	—	—	740,402	—	740,402
Intercompany accounts and notes	—	212,135	506,709	(718,844)	—
Other	17,512	17,564	21,367	(11,929)	44,514
Total long-term liabilities	17,512	229,699	1,268,478	(730,773)	784,916
Total liabilities	162,556	238,608	1,292,152	(789,339)	903,977
Redeemable non-controlling interest in consolidated subsidiary	—	13,524	—	—	13,524
Stockholders’ equity:
Common stock	—	—	75	—	75
Capital in excess of par value	711,756	52,429	739,331	(764,360)	739,156
Retained earnings (accumulated deficit)	135,804	(160,838)	(435,126)	25,034	(435,126)
Treasury stock	—	—	(1,411)	—	(1,411)
Total stockholders’ equity	847,560	(108,409)	302,869	(739,326)	302,694
Total liabilities and stockholders’ equity	$1,010,116	$143,723	$1,595,021	$(1,528,665)	$1,220,195

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended December 31, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$89,395	$12,200	$—	$—	$101,595
Construction materials	116,248	—	—	—	116,248
Energy technology	575	—	—	—	575
Total revenue	206,218	12,200	—	—	218,418
Cost of revenue:
Building products	60,987	8,565	—	—	69,552
Construction materials	84,277	—	—	—	84,277
Energy technology	318	—	—	—	318
Total cost of revenue	145,582	8,565	—	—	154,147
Gross profit	60,636	3,635	—	—	64,271
Operating expenses:
Selling, general and administrative	27,694	1,694	5,494	—	34,882
Amortization	4,198	368	—	—	4,566
Total operating expenses	31,892	2,062	5,494	—	39,448
Operating income (loss)	28,744	1,573	(5,494)	—	24,823
Other income (expense):
Net interest expense	(100)	—	(8,117)	—	(8,217)
Equity in earnings of subsidiaries	—	—	18,626	(18,626)	—
Other, net	(43)	(26)	—	—	(69)
Total other income (expense), net	(143)	(26)	10,509	(18,626)	(8,286)
Income from continuing operations before income taxes	28,601	1,547	5,015	(18,626)	16,537
Income tax benefit (provision)	(10,410)	(600)	7,410	—	(3,600)
Income from continuing operations	18,191	947	12,425	(18,626)	12,937
Loss from discontinued operations, net of income taxes	—	(216)	—	—	(216)
Net income	18,191	731	12,425	(18,626)	12,721
Net income attributable to non-controlling interest	—	(296)	—	—	(296)
Net income attributable to Headwaters Incorporated	$18,191	$435	$12,425	$(18,626)	$12,425

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended December 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$120,079	$14,962	$—	$—	$135,041
Construction materials	119,991	—	—	—	119,991
Energy technology	543	—	—	—	543
Total revenue	240,613	14,962	—	—	255,575
Cost of revenue:
Building products	84,778	11,751	—	—	96,529
Construction materials	88,264	—	—	—	88,264
Energy technology	163	—	—	—	163
Total cost of revenue	173,205	11,751	—	—	184,956
Gross profit	67,408	3,211	—	—	70,619
Operating expenses:
Selling, general and administrative	34,012	2,124	8,845	—	44,981
Amortization	5,394	904	—	—	6,298
Total operating expenses	39,406	3,028	8,845	—	51,279
Operating income (loss)	28,002	183	(8,845)	—	19,340
Other income (expense):
Net interest expense	(124)	(2)	(8,793)	—	(8,919)
Equity in earnings of subsidiaries	—	—	17,565	(17,565)	—
Other, net	(74)	228	—	—	154
Total other income (expense), net	(198)	226	8,772	(17,565)	(8,765)
Income (loss) from continuing operations before income taxes	27,804	409	(73)	(17,565)	10,575
Income tax benefit (provision)	(10,480)	(160)	6,740	—	(3,900)
Income from continuing operations	17,324	249	6,667	(17,565)	6,675
Income from discontinued operations, net of income taxes	—	153	—	—	153
Net income	17,324	402	6,667	(17,565)	6,828
Net income attributable to non-controlling interest	—	(161)	—	—	(161)
Net income attributable to Headwaters Incorporated	$17,324	$241	$6,667	$(17,565)	$6,667

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2015

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$18,191	$731	$12,425	$(18,626)	$12,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,877	746	159	—	13,782
Interest expense related to amortization of debt issue costs and debt discount	—	—	567	—	567
Stock-based compensation	259	—	449	—	708
Deferred income taxes	—	—	6,482	—	6,482
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(63)	—	(1)	—	(64)
Net loss (gain) on disposition of property, plant and equipment	(49)	2	—	—	(47)
Net loss of unconsolidated joint venture	—	13	—	—	13
Equity in earnings of subsidiaries	—	—	(18,626)	18,626	—
Decrease in trade receivables	43,227	294	—	—	43,521
Increase in inventories	(889)	(370)	—	—	(1,259)
Decrease in accounts payable and accrued liabilities	(20,444)	(735)	(13,255)	—	(34,434)
Other changes in operating assets and liabilities, net	2,153	205	(2,781)	—	(423)
Net cash provided by (used in) operating activities	55,262	886	(14,581)	—	41,567
Cash flows from investing activities:
Business acquisitions	(34,602)	(22,699)	—	—	(57,301)
Purchase of property, plant and equipment	(6,727)	(56)	(902)	—	(7,685)
Proceeds from disposition of property, plant and equipment	107	(12)	—	—	95
Net increase in long-term receivables and deposits	(1,178)	—	(123)	—	(1,301)
Net change in other assets	(78)	(38)	(1,241)	—	(1,357)
Net cash used in investing activities	(42,478)	(22,805)	(2,266)	—	(67,549)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1,062)	—	(1,062)
Dividends paid to non-controlling interest in consolidated subsidiary	—	(355)	—	—	(355)
Employee stock purchases	275	11	88	—	374
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	63	—	1	—	64
Intercompany transfers	(10,578)	22,401	(11,823)	—	0
Net cash provided by (used in) financing activities	(10,240)	22,057	(12,796)	—	(979)
Net increase (decrease) in cash and cash equivalents	2,544	138	(29,643)	—	(26,961)
Cash and cash equivalents, beginning of period	25,819	3,577	113,201	—	142,597
Cash and cash equivalents, end of period	$28,363	$3,715	$83,558	$—	$115,636

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended December 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$17,324	$402	$6,667	$(17,565)	$6,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,809	1,326	707	—	17,842
Interest expense related to amortization of debt issue costs and debt discount	—	—	930	—	930
Stock-based compensation	188	—	297	—	485
Deferred income taxes	—	90	3,820	—	3,910
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	(5,257)	—	(5,257)
Net loss (gain) on disposition of property, plant and equipment	(117)	3	—	—	(114)
Net loss of unconsolidated joint venture	—	12	—	—	12
Equity in earnings of subsidiaries	—	—	(17,565)	17,565	0
Decrease (increase) in trade receivables	34,137	(325)	—	—	33,812
Increase in inventories	(7,972)	(155)	—	—	(8,127)
Decrease in accounts payable and accrued liabilities	(10,350)	(436)	(10,353)	—	(21,139)
Other changes in operating assets and liabilities, net	(10,388)	606	8,261	—	(1,521)
Net cash provided by (used in) operating activities	38,631	1,523	(12,493)	—	27,661
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,470)	(228)	(842)	—	(15,540)
Proceeds from disposition of property, plant and equipment	137	25	—	—	162
Net decrease (increase) in long-term receivables and deposits	901	3	(53)	—	851
Net change in other assets	(308)	(14)	2,154	—	1,832
Net cash provided by (used in) investing activities	(13,740)	(214)	1,259	—	(12,695)
Cash flows from financing activities:
Payments on long-term debt	—	—	(15,000)	—	(15,000)
Employee stock purchases	235	27	75	—	337
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	5,257	—	5,257
Intercompany transfers	(24,570)	1,021	23,549	—	0
Net cash provided by (used in) financing activities	(24,335)	1,048	13,881	—	(9,406)
Net increase in cash and cash equivalents	556	2,357	2,647	—	5,560
Cash and cash equivalents, beginning of period	27,012	5,304	32,982	—	65,298
Cash and cash equivalents, end of period	$27,568	$7,661	$35,629	$—	$70,858

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

Operations and Products.  In the building products segment, we design, manufacture, and sell manufactured architectural stone, exterior siding accessories (such as shutters, mounting blocks, and vents), roofing materials, windows and other building products. We manufacture our building products in approximately 20 locations. Revenues consist of product sales to wholesale and retail distributors, contractors and other users of building products.

Over the last several years, we have closed several acquisitions within our building products segment, as follows:

•	In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products;

•	In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand;

•	In May 2014, we acquired the stone-coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands;

•	In fiscal 2015, we acquired one small business in the building products industry;

•	In November 2015, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business known as Metro Roof Products;

•	In December 2015, we acquired certain assets and assumed certain liabilities of Enviroshake Inc., a company that manufactures and sells composite roofing products;

•	In January 2016, we acquired certain assets of a small decking and railing business;

•	In April 2016, we completed the acquisition of a small concrete roof tile business; and

•	In August 2016, we acquired the assets of Krestmark, a business that manufactures and sells high quality vinyl windows in the U.S.

Our construction materials business acquires fly ash from coal-fueled electric generating utilities. Using a nationwide storage and distribution network, we sell fly ash directly to concrete manufacturers who use it as a mineral admixture for the partial replacement of portland cement in concrete. In addition to fly ash and other coal combustion products (CCP) sales, revenues also include CCP disposal services provided to utilities. In 2014 and 2015, we acquired two small businesses in the CCP industry and one in the concrete block business, and in March 2016 we completed the acquisition of Synthetic Materials, LLC, a synthetic gypsum processing and marketing business.

Historically and for all of fiscal 2016, the block product business was a part of the building products segment. However, commencing in the December 2016 quarter, the construction materials segment includes the block product business. Certain prior period amounts to report the concrete block business with the construction materials segment have also been reclassified to conform to the current period’s presentation. This reporting change has been made because of the following changes, as well as others, in management and operations, all of which became operative effective as of October 1, 2016:

•

The chief operating decision maker makes operating and resource allocation decisions considering the combined financial information for construction materials and the block group, which have similar economic characteristics;

•	The block group management and accounting personnel report to the construction materials segment’s management;
•

Certain operational activities for the construction materials and block group are being closely coordinated to capture synergies and improve efficiencies. For example, the transportation groups were brought together to promote backhauling, reduce repair and maintenance costs, and minimize down time. Construction materials management also provides oversight for certain other operational activities; and

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

Building Products Segment.  Our strategy in the building products segment is to obtain growth with leadership economics, which includes four elements: (1) increase the number of products we are selling to core customers through internal development and bolt-on acquisitions; (2) focus on a total customer solution to value creation for our customers, rather than solely on price and product; (3) leverage our sales and marketing spend to core customers; and (4) standardize non-customer interfacing infrastructure. We believe we have successfully executed our strategy over the past several years, adding new trim, moulding, roofing and window products to our portfolio, while improving margins.

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

Currently, except for required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, we have no debt maturities until March 2022. As of December 31, 2016, we had approximately $70.9 million of cash on hand and total liquidity of approximately $128.3 million. Additionally, we expect positive cash flow to be generated from operations over the next 12 months.

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

Boral Transaction.  As explained in more detail in Note 11 to the consolidated financial statements, on November 20, 2016, we entered into an Agreement and Plan of Merger with Boral Limited, an Australian corporation, whereby we agreed to be acquired by Boral. The respective boards of directors of both Headwaters and Boral have unanimouisly approved the Merger Agreement and our board has recommended that Headwaters stockholders adopt the Merger Agreement at a special meeting of stockholders to be held February 3, 2017. The Merger Agreement contains customary representations and warranties for both Headwaters and Boral, including covenants and agreements relating to the conduct of our business and operations up to the date of closing.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of our common stock entitled to vote on the Merger; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the Committee on Foreign Investment in the United States and the Investment Canada Act (Canada) R.S.C., 1985, c.28 (1st Supp.), as amended, and any regulations issued thereunder; and (iii) the absence of any law or order that prevents, makes illegal or prohibits the Merger. Each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications) and (b) performance in all material respects by the other party of its obligations contained in the Merger Agreement. In addition, Boral’s obligations to consummate the Merger are subject to the absence of a Company Material Adverse Effect as defined in the Merger Agreement. Consummation of the Merger is not subject to a financing condition. In addition, the Merger Agreement contains a customary “no shop” provision, subject to certain customary exceptions, that, in general, restricts our ability to solicit from, discuss with or provide any information to, any third parties regarding or in connection with any alternative acquisition proposal from any such third party.

The Merger Agreement contains certain customary termination rights for Boral and us. The Merger Agreement may be terminated by either Boral or us if, among other things, (i) the Merger is not consummated on or before November 30, 2017; (ii) the Merger becomes subject to a final, non-appealable law or order that restrains, makes illegal or prohibits the Merger; or (iii) the requisite stockholder approval is not obtained following a vote of stockholders taken thereon.

Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Boral a termination fee of $65.0 million. In addition, under certain specified circumstances, we have agreed to reimburse Boral for its reasonable expenses in connection with the Merger Agreement and the transactions contemplated thereby, subject to certain specified caps, which reimbursed expenses would be credited against any termination fee that may subsequently be paid to Boral by us. The Merger Agreement also provides that Boral will be required to pay us a reverse termination fee of $75.0 million under certain specified circumstances.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement filed as Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on November 21, 2016 and incorporated herein by reference.

Additional information related to the Merger and the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on November 21, 2016. Additional information related to the special meeting of stockholders to be held February 3, 2017 is set forth in our proxy statement filed with the SEC on December 29, 2016.

Quarter Ended December 31, 2016 Compared to Quarter Ended December 31, 2015

The information set forth below compares our operating results for the quarter ended December 31, 2016, the first quarter of our 2017 fiscal year (2017) with operating results for the quarter ended December 31, 2015, the first quarter of our 2016 fiscal year (2016). Except as noted, the references to captions in the Statements of Income refer to continuing operations only.

Summary.  Our 2017 consolidated revenue increased by 17% to $255.6 million from $218.4 million for 2016. Gross profit was $70.6 million, compared to $64.3 million in 2016, and operating income was $19.3 million, compared to $24.8 million in 2016. Certain non-routine merger and acquisition-related costs, primarily related to the Boral transaction, impacted operating income in 2017. Income from continuing operations was $6.7 million, or $0.09 per diluted share, for 2017, compared to $12.9 million, or $0.17 per diluted share, for 2016. Discontinued operations were immaterial in both 2017 and 2016.

Although total precipitation in the southern United States during the first quarter of 2017 was less than in the prior year, the actual number of business days with rain increased significantly year-over-year, leading to interruptions in construction activities in the Southeast, and Texas specifically. The increase in rain days negatively impacted revenue for our activities with Southeast exposure, including windows, block, and ash.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 33%, from $101.6 million in 2016 to $135.0 million in 2017. Gross profit was $38.5 million compared to $32.0 million in 2016 and operating income was $11.4 million compared to $11.7 million in 2016.

We completed our first full quarter with the Krestmark window acquisition in our Building Products segment, and this was the primary driver of revenue growth in 2017. Our strategy is to expand window sales from Texas, west to Phoenix and east to Atlanta. During the quarter we expanded our sales in the Phoenix market and in January 2017, we closed a small window acquisition in the Atlanta market. We believe we are now well positioned in the new residential construction markets in the southern half of the United States.

Roofing revenue increased by 20% during the quarter, however we experienced inefficiencies from the consolidation of our stone-coated manufacturing facilities. We anticipate the completion of the integration during the March 2017 quarter and margin expansion thereafter, reflecting the synergies of the combination. The increased margins combined with top line growth should result in superior roofing performance during the second half of the fiscal year.

While we have experienced an increase in resin material costs, including PVC and polypropylene, we believe in the second half of the fiscal year we will be able to pass through these increased costs and mitigate any impact on margins. We believe the combination of passing through costs, improvement in roofing margins, and continued revenue growth positions us well for the 2017 construction season.

Underlying fundamentals of our end-markets continued to strengthen in calendar 2016 as single family housing starts are growing modestly. Builders have experienced shortages in skilled labor and construction labor, which have contributed to a more gradual recovery, but demand remains strong for our building products used in new residential construction. Many repair and remodel markets across the country are also gradually improving, although roofing demand is somewhat dependent upon storm generated activity.

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

According to the National Association of Home Builders (NAHB), new housing construction starts as of December 2016 were at a seasonally-adjusted annualized level of approximately 1.2 million units, compared to 1.1 million units and 1.2 million units in calendar 2015 and 2016, respectively. The most current 10- and 50-year averages for new housing starts were 0.9 million and 1.4 million units, respectively. During the last 58 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2016 report by The Joint Center for Housing Studies of Harvard University, the U.S. homeownership rate has tumbled to its lowest level in nearly a half-century, but household growth is projected to average over 1.3 million units a year over the coming decade.

The National Association of Realtors reported that annual existing-home sales were at a seasonally adjusted rate of 5.5 million units in December 2016. For all of calendar 2016, there were 5.5 million units sold, compared to 5.3 million units sold in calendar 2015. Total housing inventory as of December 31, 2016 was 1.7 million existing homes for sale, representing a 3.6-month supply. This compares to a 3.9-month supply as of December 31, 2015 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in December 2016 was 4% higher than in December 2015.

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

Construction Materials Segment.  Construction materials revenue increased by 3% to $120.0 million, compared to $116.2 million in 2016. The increase in revenue was primarily attributable to a 30% increase in service revenue, a portion of which was related to the acquisition of SynMat, but also included an increase from traditional utility service work. Including services provided by SynMat, service revenue represented approximately 20% of total segment revenue for 2017 compared to 15% for 2016.

Gross profit decreased by 1% to $31.7 million in 2017, compared to $32.0 million in 2016, and gross margin decreased by approximately 110 basis points. Operating income decreased $1.8 million, from $20.4 million in 2016 to $18.6 million in 2017. Revenue in the 2017 quarter was negatively impacted by rainfall in Texas, as well as normalization of winter weather conditions in the North Central U.S. relative to milder weather conditions last year. The 30% increase in service revenue and the inclusion of the block group into the segment contribute to slightly lower margins.

Although block was impacted by the number of rain days in the Texas market, we finished the quarter with a sizable backlog. Shipments to a number of large school projects were delayed and added to the backlog. We completed the installation of our “big board” block manufacturing machine, expanding our capacity and improving efficiency.

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

Energy Technology Segment.  Energy technology segment revenue was not material for either 2017 or 2016. Revenue is primarily impacted by the timing of shipments to the three refineries which use our HCAT heavy oil upgrading catalyst. Shipments depend upon the timing of orders and customer onsite inventory levels.

Operating Expenses.  Selling, general and administrative expenses increased $10.1 million or 29% from 2016 to 2017 due primarily to approximately $8.4 million of incremental non-recurring and recurring expenses for the businesses acquired in fiscal 2016 plus costs related to the Boral transaction, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the fiscal 2016 business acquisitions.

Net Interest Expense.  In 2017, net interest expense increased approximately $0.7 million from 2016, due primarily to the higher average level of debt outstanding in 2017, and to a lesser extent the interest expense related to the early repayment of approximately $13.0 million of debt in 2017, partially offset by a lower overall weighted average interest rate. Based on our current debt structure and assuming no early debt repayments, interest expense is currently expected to be approximately $34.0 million in fiscal 2017.

Income Tax Provision.  Reference is made to Note 8 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% used for fiscal 2017 and 2016, along with the discrete items recognized in both periods.

Discontinued Operations.  Certain litigation was favorably settled during fiscal 2016, and in accordance with terms of the settlement agreement, we could receive additional cash receipts in the future, dependent primarily upon future coal sales by the buyer. Potential future cash receipts are being recognized in the periods when received, but were not material in 2017 or 2016.

We sold all of our coal cleaning facilities in 2012 and 2013, and recognized estimated gains on the sales dates. Subsequent to the dates of sale, adjustments of the previously recognized estimated gains on the sales transactions have been recorded. We currently expect that additional adjustments to the recognized gains and losses may be recorded in the future as certain contingencies are resolved. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon the buyer’s future production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received. Coal markets in the U.S. have deteriorated since the coal cleaning facilities were sold and there were no cash receipts for royalties or deferred purchase price in 2017 or 2016.

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2016 and December 31, 2016, approximately $9.3 million and $9.0 million, respectively, was accrued for this reclamation liability.

Impact of Inflation and Related Matters

In certain periods, some of our operations in the building products segment have been negatively impacted by increased raw materials costs for commodities such as polypropylene, poly-vinyl chloride (PVC), cement and aggregates. Currently, cement, aggregate and resin costs are increasing. In prior periods, we have experienced increases in our transportation costs in many parts of our business. We currently believe it is likely that raw materials and commodities such as fuels, along with the prices of other goods and services, could increase in future periods. We have passed certain increased costs to customers, but it is not possible to accurately predict the future trends of these costs, nor our ability to pass on future cost increases.

There has been a dramatic reduction in oil prices since the summer of 2014, which has had a positive effect on fuel and transportation costs. If oil prices were to remain near their current low level for the long-term, the positive impact on costs may continue for some time, but manufacturers of resins are anticipating increased sales prices as they modify manufacturing capacity. Further, revenues in certain of our operations could be negatively affected by lower oil prices. For example, if oil prices remained low for an extended period of time, the Texas economy could be impacted, which in turn could impact some of our Texas-based revenues.

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities in 2017 was approximately $27.7 million, compared to net cash provided by operating activities of approximately $41.6 million in 2016, a change of $13.9 million. Part of this change was due to the $5.9 million decrease in net income in 2017, and much of that decrease was caused by an increase of $4.1 million in depreciation and amortization in 2017, primarily the result of several business acquisitions in fiscal 2016. There was also a change of $5.1 million in the tax benefit from exercise of stock appreciation rights due to a high volume of exercise activity in 2017. Finally, there were normal seasonal variations in the working capital accounts as trade receivables and current liabilities typically decrease and inventories normally increase during the first quarter of our fiscal year.

In 2017, our primary investing activity consisted of capital expenditures, and in 2016 our primary investing activities consisted of business acquisitions and capital expenditures. There were repayments on long-term debt in both periods and increased tax benefit from exercise of stock appreciation rights in 2017. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  In 2016, we acquired two businesses in the building products industry. Combined consideration paid for the 2016 acquisitions, net of cash acquired, was approximately $57.3 million. Direct acquisition costs were not material. We acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products, and acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada.

In both 2016 and 2017, a majority of capital expenditures for property, plant and equipment was for maintenance of operating capacity in our building products segment, with a smaller amount related to the construction materials segment and more discretionary expenditures for new product lines or projects. Capital expenditures for fiscal 2017 are currently expected to be approximately $45.0 million to $65.0 million, depending largely on what growth opportunities are pursued. Funding will come from working capital. As of December 31, 2016, we were committed to spend approximately $8.0 million on capital projects that were in various stages of completion.

We intend to continue to expand our business through growth of existing operations in our core building materials segments. Acquisitions have historically been an important part of our long-term business strategy and we continue to look for bolt-on niche acquisitions that meet our criteria and enhance product offerings to our core customer base. Current debt agreements as well as the Boral Merger Agreement limit potential acquisitions and investments in joint ventures. The ABL Revolver limits potential acquisitions and investments in joint ventures if pro forma net excess availability is 20% or less of total potential availability under the facility.

Following the sale of all remaining coal cleaning facilities in 2013, there are no remaining assets held for sale from our discontinued operations. For all sales transactions, a majority of the consideration was in the form of potential production royalties and deferred purchase price, which amounts are dependent upon plant production levels. Potential future production royalties and deferred purchase price on the sales transactions were not considered as being probable in the original gain calculations and are being accounted for in the periods if and when any such amounts are received. There were no cash receipts for royalties or deferred purchase price in 2017 or 2016.

One of our subsidiaries is currently performing permit reclamation responsibilities at one former coal cleaning site. As of December 31, 2016, approximately $9.0 million was accrued for this reclamation liability. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

Financing Activities.  In March 2015, we entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. In August 2016 we entered into an Incremental Amendment to the Term Loan Facility for an additional senior secured loan totaling $350.0 million. Features and restrictions relating to the Term Loan Facility are described in Note 6 to the consolidated financial statements.

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to approximately 1.0% of the original combined principal amounts (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022. In December 2016, we prepaid $15.0 million of the scheduled quarterly repayments and as a result as of December 31, 2016 we have no current portion of long-term debt. The associated accelerated debt issuance and debt discount costs, totaling approximately $0.2 million, were charged to interest expense Except for the required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, we have no expected debt maturities until March 2022.

We may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of our annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. We were not required to make any prepayments under these requirements during any period presented.

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

We were in compliance with all debt covenants as of December 31, 2016. The senior secured Term Loan Facility and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of December 31, 2016, availability under the ABL Revolver was approximately $57.4 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of December 31, 2016, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.8x. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

Working Capital.  As of December 31, 2016, our working capital was $165.3 million (including $70.9 million of cash and cash equivalents) compared to $157.6 million as of September 30, 2016. We currently expect operations to produce positive cash flow during 2017 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were approximately $1.0 million for both 2017 and 2016. As of December 31, 2016, our U.S. and state NOL and capital loss carryforwards totaled approximately $38.3 million (tax effected). The NOLs expire from 2017 to 2037. In addition, there are approximately $27.6 million of tax credit carryforwards as of December 31, 2016, which expire from 2025 to 2037.

We do not currently expect cash outlays for income taxes during the next 12 months to be significant. Even though we are now recording income tax expense at a normalized rate of approximately 39%, until our NOL and tax credit carryforwards are exhausted, cash payments for income taxes will be minimal, representing primarily state income taxes in certain state jurisdictions.

Summary of Future Cash Requirements.  Significant cash requirements for the next 12 months, beyond seasonal operational working capital requirements, consist primarily of capital expenditures. In subsequent periods, significant cash requirements will include the repayment of debt. See Note 11 to the consolidated financial statements where the potential risks of litigation are described. Adverse conclusions to those legal matters could involve material amounts of cash outlays in future periods.

Legal Matters

We have ongoing litigation and asserted claims which have been incurred during the normal course of business. Reference is made to Note 11 to the condensed consolidated financial statements for a description of our accounting for legal costs and for other information about legal matters.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a discussion of accounting pronouncements that have been issued which we have not yet adopted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily related to our variable-rate debt. We do not use derivative financial instruments for speculative or trading purposes.

Variable-Rate Debt.  As described in Note 6 to the condensed consolidated financial statements, we have outstanding a variable-rate Term Loan Facility which currently bears interest at 4.0%. The interest rate cannot decrease below the current level but will increase if the eurocurrency (LIBO) rate exceeds the 1% floor. Assuming there were no change in the amount of debt outstanding and the LIBO rate did increase beyond the floor, a change in the interest rate of 1% could change our interest expense by up to approximately $7.5 million per year. Also as described in Note 6, any future borrowings under our ABL Revolver will bear interest at a variable rate.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Legal Matters” in Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

ITEM 1A.  RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our Form 10-K. Additional risks related to our pending merger with Boral Limited are described below.

Risks Related to our Pending Merger with Boral Limited

The conditions under the Merger Agreement to consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

As explained in detail in Note 11 to the consolidated financial statements, on November 20, 2016, we entered into an Agreement and Plan of Merger with Boral Limited, an Australian corporation, whereby we agreed to be acquired by Boral. At closing each share of Headwaters’ common stock, par value $0.001 issued and outstanding immediately prior to the effective time will be automatically cancelled and converted into the right to receive $24.25 in cash. If the Merger is not consummated on or before September 1, 2017, the $24.25 per share cash payment shall be increased (subject to the satisfaction of certain conditions) by $0.09 each month thereafter that the Merger is not consummated, through the date of November 30, 2017. The Merger Agreement also provides for cash payments to be made to holders of outstanding stock options, stock appreciation rights, unvested restricted stock, and restricted stock units, with payment to be determined based on the spread between the $24.25 merger cash amount and the respective exercise prices of the common stock equivalents.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of Headwaters common stock entitled to vote on the Merger; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the Committee on Foreign Investment in the United States and the Investment Canada Act (Canada) R.S.C., 1985, c.28 (1st Supp.), as amended, and any regulations issued thereunder; and (iii) the absence of any law or order that prevents, makes illegal or prohibits the Merger. Each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications) and (b) performance in all material respects by the other party of its obligations contained in the Merger Agreement. In addition, Boral’s obligations to consummate the Merger are subject to the absence of a Company Material Adverse Effect as defined.

We intend to fulfill all conditions required in accordance with the terms of the Merger Agreement, however, no assurance can be given that we are able to meet all of the conditions to closing or that all the required approvals will be obtained. Even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. Further, there can be no assurance that we are able to obtain stockholder approval of the adoption of the Merger Agreement.

A failure to consummate or a significant delay in consummating the Merger could negatively impact our business, financial condition, results of operations and our stock price.

There can be no assurance that the conditions to the completion of the Merger will be satisfied at all, or without significant delay. The Merger Agreement may also be terminated by us or Boral in certain specified circumstances. Accordingly, there is no assurance that the Merger will occur on the terms and timeline currently contemplated or at all, or that the conditions to the Merger will be satisfied in a timely manner or at all. We may be subject to several risks as a result of a failure to consummate, or a significant delay in consummating the Merger, including, but not limited to, the following:

•

if the Merger is not completed or is significantly delayed, the trading price of our shares may decrease or change to the extent that the current trading price of our shares reflects an assumption that the Merger will be completed, or completed in a timely manner;

•

certain significant costs related to the Merger, including significant fees and/or expenses of our legal, accounting and financial advisors, printing fees, mailing fees and related charges, must be paid by us whether or not the Merger is not consummated, and such costs will continue to increase if the Merger is delayed;

•	upon termination of the Merger Agreement under specified circumstances, Headwaters will be required to pay Boral a termination fee of $65.0 million;
•

under certain specified circumstances, Headwaters has agreed to reimburse Boral for its reasonable expenses in connection with the Merger Agreement and the transactions contemplated thereby, subject to certain specified caps, which reimbursed expenses would be credited against any termination fee that may subsequently be paid to Boral by Headwaters;

•

pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent Boral’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities, even if our management believes they may be advisable;

•

our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

•

the uncertainties related to the potential pending Merger may cause customers, vendors, and others that deal with us to delay or defer doing business with us or cause them to seek to change existing business relationships with us, which could negatively impact our revenues, earnings, and cash flows regardless of whether the Merger is completed;

•

the attention of our management may be directed toward the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of the Company, including from other opportunities that might otherwise be beneficial to us;

•	the inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the Merger or to preserve employee morale;
•	uncertainty about the completion or effect of the pending Merger also may lead to increased competition from our competitors;
•	our inability to hire capable employees, given the uncertainty regarding the future of Headwaters, in order to execute on our continuing business operations; and
•	a failure of the Merger may result in negative publicity and/or a negative impression of us to our customers and in the investment community or business community generally.

Any failure to complete or a significant delay in completing the Merger could negatively impact our business.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included herein:

2.2

Agreement and Plan of Merger, dated November 20, 2016, among Headwaters Incorporated, Boral Limited, and Enterprise Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to Headwaters’ Current Report on Form 8-K filed with the SEC on November 21, 2016)

12	Computation of ratio of earnings to combined fixed charges and preferred stock dividends	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	*
95	Mine Safety Disclosure	*
99.38	Form of Performance Unit Award Agreement (December 2016)	*
101.INS	XBRL Instance document	*
101.SCH	XBRL Taxonomy extension schema	*
101.CAL	XBRL Taxonomy extension calculation linkbase	*
101.DEF	XBRL Taxonomy extension definition linkbase	*
101.LAB	XBRL Taxonomy extension label linkbase	*
101.PRE	XBRL Taxonomy extension presentation linkbase	*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEADWATERS INCORPORATED

Date: February 2, 2017	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2017	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)