Form 10-Q
period 2017-03-31
HEADWATERS INC
filed 2017-04-28
CIK 1003344

And the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock as of April 21, 2017 was 74,977,737.

HEADWATERS INCORPORATED

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements relating to Headwaters’ operations that are based on management’s current expectations, estimates and projections about the industries in which Headwaters operates. Words such as “may,” “should,” “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “budgets,” “goals,” “outlook” and similar expressions are intended to help identify such forward-looking statements. Forward-looking statements include Headwaters’ expectations as to the agreement and plan of merger with Boral Limited, the managing and marketing of coal combustion products and other construction materials, the production and marketing of building products, the sales to oil refineries of residue hydrocracking catalysts, the development, commercialization, and financing of new products and other strategic business opportunities and acquisitions, and other information about Headwaters which are not purely historical by nature, including those statements regarding Headwaters’ future business plans, the operation of facilities, the availability of feedstocks, and the marketability of coal combustion products, construction materials, building products and catalysts. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, many of which are beyond the Company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Headwaters undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: (x) in regards to the agreement and plan of merger with Boral Limited, (1) conditions to the completion of the merger, including the obtaining of required regulatory approval, may not be satisfied; (2) the merger may involve unexpected costs, liabilities or delays; (3) the business of Headwaters may suffer as a result of uncertainty surrounding the merger; (4) the outcome of any legal proceedings related to the merger; (5) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (6) the ability to recognize benefits of the merger; (7) risks that the merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and (8) other risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or at all, and (y) in regards to other economic, business, and competitive factors,  changing feedstock and energy prices; actions of competitors or regulators; technological developments; potential disruption of the Company’s production facilities, transportation networks and information technology systems due to war, terrorism, malicious attack, civil accidents, political events, civil unrest or severe weather; potential environmental liability or product liability under existing or future laws and litigation; potential liability resulting from other pending or future litigation; changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in the Company’s  Annual Report on Form 10-K, quarterly reports on Form 10-Q and other periodic reports. In addition, such results could be affected by general domestic and international economic and political conditions and other unpredictable or unknown factors not discussed in this report which could have material adverse effects on forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
(in thousands, except par value)	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$65,298	$58,128
Trade receivables, net	152,084	133,725
Inventories	72,668	89,997
Current income taxes	1,187	2,681
Other	13,517	10,076
Total current assets	304,754	294,607
Property, plant and equipment, net	206,792	218,399
Other assets:
Goodwill	290,503	300,265
Intangible assets, net	319,162	306,304
Deferred income taxes	68,059	66,532
Other	49,173	43,530
Total other assets	726,897	716,631
Total assets	$1,238,443	$1,229,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,211	$28,159
Accrued personnel costs	45,366	38,886
Other accrued liabilities	63,785	55,584
Current portion of long-term debt	7,785	—
Total current liabilities	147,147	122,629
Long-term liabilities:
Long-term debt, net	746,716	741,048
Other	41,230	44,498
Total long-term liabilities	787,946	785,546
Total liabilities	935,093	908,175
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiary	13,363	13,458
Stockholders’ equity:
Common stock, $0.001 par value; authorized 200,000 shares; issued and outstanding: 74,153 shares at September 30, 2016 (including 105 shares held in treasury) and 74,978 shares at March 31, 2017 (including 103 shares held in treasury)	74	75
Capital in excess of par value	733,117	739,905
Retained earnings (accumulated deficit)	(441,793)	(430,585)
Treasury stock	(1,411)	(1,391)
Total stockholders’ equity	289,987	308,004
Total liabilities and stockholders’ equity	$1,238,443	$1,229,637

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per-share amounts)	2016	2017	2016	2017
Revenue:
Building products	$98,101	$140,716	$199,696	$275,757
Construction materials	102,849	116,037	219,097	236,028
Energy technology	1,382	2,540	1,957	3,083
Total revenue	202,332	259,293	420,750	514,868
Cost of revenue:
Building products	69,639	99,782	139,191	196,311
Construction materials	77,347	87,948	161,624	176,212
Energy technology	469	1,056	787	1,219
Total cost of revenue	147,455	188,786	301,602	373,742
Gross profit	54,877	70,507	119,148	141,126
Operating expenses:
Selling, general and administrative	37,882	49,394	72,764	94,375
Amortization	4,815	6,438	9,381	12,736
Total operating expenses	42,697	55,832	82,145	107,111
Operating income	12,180	14,675	37,003	34,015
Other income (expense):
Net interest expense	(8,056)	(8,222)	(16,273)	(17,141)
Other, net	(12)	1,973	(81)	2,127
Total other income (expense), net	(8,068)	(6,249)	(16,354)	(15,014)
Income from continuing operations before income taxes	4,112	8,426	20,649	19,001
Income tax provision	(1,500)	(3,300)	(5,100)	(7,200)
Income from continuing operations	2,612	5,126	15,549	11,801
Income (loss) from discontinued operations, net of income taxes	(228)	6	(444)	159
Net income	2,384	5,132	15,105	11,960
Net income attributable to non-controlling interest	(283)	(591)	(579)	(752)
Net income attributable to Headwaters Incorporated	$2,101	$4,541	$14,526	$11,208

Basic income (loss) per share attributable to
Headwaters Incorporated:
From continuing operations	$0.03	$0.06	$0.21	$0.15
From discontinued operations	0.00	0.00	(0.01)	0.00
	$0.03	$0.06	$0.20	$0.15
Diluted income (loss) per share attributable to
Headwaters Incorporated:
From continuing operations	$0.03	$0.06	$0.20	$0.15
From discontinued operations	0.00	0.00	(0.01)	0.00
	$0.03	$0.06	$0.19	$0.15

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended March 31, 2017

				Retained
			Capital in	earnings		Total
	Common stock		excess	(accumulated	Treasury	stockholders’
(in thousands)	Shares	Amount	of par value	deficit)	stock	equity
Balances as of September 30, 2016	74,153	$74	$733,117	$(441,793)	$(1,411)	$289,987
Issuance of common stock pursuant to employee stock purchase plan	17	0	336	—	—	336
Exercise of stock appreciation rights	808	1	—	—	—	1
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	5,571	—	—	5,571
Stock-based compensation	—	—	901	—	—	901
Net 2 share decrease in treasury stock held for deferred compensation plan obligations, at cost	—	—	(20)	—	20	0
Net income attributable to Headwaters Incorporated for the six months ended March 31, 2017	—	—	—	11,208	—	11,208
Balances as of March 31, 2017	74,978	$75	$739,905	$(430,585)	$(1,391)	$308,004

See accompanying notes.

HEADWATERS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
(in thousands)	2016	2017
Cash flows from operating activities:
Net income	$15,105	$11,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,897	36,207
Interest expense related to amortization of debt issue costs and debt discount	1,184	1,606
Debt pre-payment premiums	93	0
Stock-based compensation	1,521	901
Deferred income taxes	8,643	7,099
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(97)	(5,860)
Net gain on disposition of property, plant and equipment	(46)	(216)
Net loss of unconsolidated joint venture	26	19
Decrease in trade receivables	33,538	19,682
Increase in inventories	(4,066)	(14,958)
Decrease in accounts payable and accrued liabilities	(36,372)	(19,413)
Other changes in operating assets and liabilities, net	(2,985)	(2,357)
Net cash provided by operating activities	44,441	34,670
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(96,457)	(10,530)
Purchase of property, plant and equipment	(20,882)	(29,733)
Proceeds from disposition of property, plant and equipment	404	626
Net decrease (increase) in long-term receivables and deposits	(1,729)	4,890
Net change in other assets	(3,817)	2,368
Net cash used in investing activities	(122,481)	(32,379)
Cash flows from financing activities:
Payments on long-term debt	(5,874)	(15,000)
Debt pre-payment premiums	(93)	0
Dividends paid to non-controlling interest in consolidated subsidiary	(735)	(657)
Employee stock purchases	539	336
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	97	5,860
Net cash used in financing activities	(6,066)	(9,461)

Net decrease in cash and cash equivalents	(84,106)	(7,170)
Cash and cash equivalents, beginning of period	142,597	65,298
Cash and cash equivalents, end of period	$58,491	$58,128

See accompanying notes.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation – Headwaters’ fiscal year ends on September 30 and unless otherwise noted, references to years refer to Headwaters’ fiscal year rather than a calendar year. The unaudited interim condensed consolidated financial statements include the accounts of Headwaters, all its subsidiaries and other entities in which Headwaters has a controlling interest. All significant intercompany transactions and accounts are eliminated in consolidation. Due to the seasonality of most of Headwaters’ operations and other factors, the consolidated results of operations for any particular period are not indicative of the results to be expected for a full fiscal year. During the six months ended March 31, 2016 and 2017, approximately 9% of Headwaters’ total revenue and cost of revenue was for services. Substantially all service-related revenue for both periods was in the construction materials segment.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Headwaters’ Annual Report on Form 10-K for the year ended September 30, 2016 (Form 10-K) and its Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

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

March 31, 2017

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC Topic 718, Compensation—Stock Compensation), which changes how companies account for certain aspects of share-based payments to employees. Among other things, the new rules eliminate the requirement to record excess tax benefits in additional paid-in capital and instead require all such tax benefits to be recorded in the income statement. Most of the amendments are mandatory while one, how to account for forfeitures, requires a policy election. The adoption date for Headwaters is no later than October 1, 2017. Different methods of adoption are required for the various amendments and early adoption is permitted, but all the amendments must be adopted in the same period. Headwaters is evaluating ASU 2016-09 and at the current time expects that adoption of the new standard will require changes in how tax benefits from exercise of stock appreciation rights and vesting of restricted stock are accounted for, as well as changes in the calculation of dilutive securities in the diluted earnings per share computation. Due to the pending Boral transaction described in Note 11, which Headwaters currently believes is likely to be completed prior to October 1, 2017, it is probable that this standard may not need to be implemented.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASC Topic 740, Income Taxes), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs.  This ASU is effective for Headwaters on October 1, 2018 with early adoption permitted.  Headwaters has not yet evaluated the effect, if any, that ASU 2016-16 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC Topic 350, Intangibles—Goodwill and Other), which eliminates Step 2 from the goodwill impairment test. Headwaters has early adopted this standard and will apply it for all future goodwill impairment tests performed; however, as described in more detail in the Form 10-K, Headwaters expects to perform a qualitative evaluation under step 0 in future goodwill impairment tests and currently believes it is unlikely that any further testing will be necessary.

Headwaters has reviewed other recently issued accounting standards which have not yet been adopted to determine their potential effect, if any, on the results of operations or financial position of Headwaters. Based on the review of these other recently issued standards, Headwaters does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

	Three Months Ended March 31, 2016
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$98,101	$102,849	$1,382	$0	$202,332
Depreciation and amortization	$(9,117)	$(4,523)	$(324)	$(151)	$(14,115)
Operating income (loss)	$6,344	$13,691	$(1,163)	$(6,692)	$12,180
Net interest expense					(8,056)
Other income (expense), net					(12)
Income tax provision					(1,500)
Income from continuing operations					2,612
Loss from discontinued operations, net of income taxes					(228)
Net income					$2,384
Capital expenditures	$6,854	$5,487	$0	$856	$13,197
Segment assets as of September 30, 2016	$676,012	$385,595	$43,412	$133,424	$1,238,443

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	Three Months Ended March 31, 2017
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$140,716	$116,037	$2,540	$0	$259,293
Depreciation and amortization	$(11,867)	$(5,441)	$(378)	$(679)	$(18,365)
Operating income (loss)	$11,383	$15,195	$(1,489)	$(10,414)	$14,675
Net interest expense					(8,222)
Other income (expense), net					1,973
Income tax provision					(3,300)
Income from continuing operations					5,126
Income from discontinued operations, net of income taxes					6
Net income					$5,132
Capital expenditures	$9,356	$4,122	$58	$657	$14,193
Segment assets as of March 31, 2017	$700,035	$372,932	$41,295	$115,375	$1,229,637

	Six Months Ended March 31, 2016
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$199,696	$219,097	$1,957	$0	$420,750
Depreciation and amortization	$(17,977)	$(8,963)	$(647)	$(310)	$(27,897)
Operating income (loss)	$18,019	$34,054	$(2,884)	$(12,186)	$37,003
Net interest expense					(16,273)
Other income (expense), net					(81)
Income tax provision					(5,100)
Income from continuing operations					15,549
Loss from discontinued operations, net of income taxes					(444)
Net income					$15,105
Capital expenditures	$11,255	$7,869	$0	$1,758	$20,882

	Six Months Ended March 31, 2017
	Building	Construction	Energy
(in thousands)	products	materials	technology	Corporate	Totals
Segment revenue	$275,757	$236,028	$3,083	$0	$514,868
Depreciation and amortization	$(23,582)	$(10,706)	$(533)	$(1,386)	$(36,207)
Operating income (loss)	$22,783	$33,793	$(3,302)	$(19,259)	$34,015
Net interest expense					(17,141)
Other income (expense), net					2,127
Income tax provision					(7,200)
Income from continuing operations					11,801
Income from discontinued operations, net of income taxes					159
Net income					$11,960
Capital expenditures	$20,756	$7,400	$78	$1,499	$29,733

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Consideration paid on the date of acquisition, net of cash acquired, was approximately $33.2 million. In addition to the net cash paid as of the acquisition date, approximately $12.0 million of liabilities were recorded for future estimated payments, of which $5.0 million was paid during the March 2017 quarter. Direct acquisition costs were not material. Results of operations are being reported within the construction materials segment and have been included with Headwaters’ consolidated results beginning March 17, 2016.

Synthetic gypsum is used as a substitute for mined gypsum with application in the manufacture of wallboard and cement and as an agricultural soil amendment, among other uses. SynMat is a leading processor of synthetic gypsum and Headwaters expects marketing and operational synergies in the combination of Headwaters’ current CCP operations with those of SynMat.

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The SynMat acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Current assets	$3,965
Current liabilities	(1,515)
Property, plant and equipment	3,710
Intangible assets:
Contracts (20-year life)	15,430
Customer relationships (15-year life)	2,690
Trade names (indefinite life)	3,900
Goodwill	4,988
Net assets acquired	$33,168

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

Total consideration paid on the date of acquisition was $240.1 million. Approximately $4.6 million of the consideration paid represents prepaid compensation for certain Krestmark employees with retention bonus obligations over periods of up to two years from the acquisition date. This amount has been recorded as prepaid compensation in the consolidated balance sheet and is being amortized to expense over the two-year retention period. Direct acquisition costs were not material.

The Krestmark acquisition has been accounted for as a business combination in accordance with the requirements of ASC 805 Business Combinations. The following table sets forth the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, using available information and assumptions Headwaters deems to be reasonable at the current time. Headwaters is in the process of finalizing all of the estimated amounts shown below, including the third-party valuations of the fair values of the acquired intangible assets; therefore, the provisional measurements shown in the table are subject to change. The table does not include any amounts for the prepaid compensation described above:

(in thousands)
Current assets	$20,731
Current liabilities	(3,884)
Property, plant and equipment	5,597
Intangible assets:
Customer relationships (20-year life)	109,300
Trade name (indefinite life)	36,600
Non-competition agreements (7-year life)	2,410
Goodwill	69,309
Net assets acquired	$240,063

The process of identifying and valuing the intangible assets that were acquired has not been completed. When those intangible assets have been identified and valued, and estimated useful lives are determined, amortization of the intangible assets will be adjusted effective as of the acquisition date. Future growth attributable to such things as new

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

customers, geographic presence and assembled workforce are additional assets that are not separable and which contributed to recorded goodwill, substantially all of which is expected to be tax deductible over a 15-year period.

Other – During the March 2016 quarter, Headwaters acquired certain decking manufacturing assets for cash consideration of approximately $6.3 million. The assets have been relocated to one of Headwaters’ current manufacturing sites. This acquisition provides an opportunity to expand distribution to existing customers, develop additional decking related products, and increase Headwaters’ product and manufacturing expertise. During the June 2016 quarter, Headwaters’ majority-owned subsidiary acquired for cash consideration of $10.4 million all of the equity interests in several related companies, together which comprise a concrete roof tile business which had operations primarily in Florida. This acquisition is expected to expand Headwaters’ presence in that niche roofing sector in Florida. Certain assets acquired in this acquisition are being held for sale and while provisional estimated values have been ascribed to those assets, at the current time there is significant uncertainty regarding the fair values of the assets. Accordingly, those provisional values could change in the future when final determinations of fair value for purchase accounting purposes have been completed. Gains on assets held for sale of approximately $4.5 million, net of $2.0 million of income taxes, were recognized in other income in Headwaters’ consolidated statement of income for the year ended September 30, 2016; and gains totaling approximately $1.9 million were recognized in other income during the six months ended March 31, 2017. It is currently expected that additional gains could be realized in future periods as future sales transactions are consummated.

During the March 2017 quarter, Headwaters acquired all the equity interests in a small windows company located in the Atlanta area, for initial cash consideration of approximately $5.9 million.

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

Because there is no fixed redemption date for the put right, Headwaters compares the carrying value of the non-controlling interest to its estimated redemption value. The estimated redemption value is calculated based on a prescribed EBITDA formula to determine the price that would be paid if the put right were to have been exercised at the end of the reporting period. If applicable, the carrying amount is increased, but not decreased, to the estimated redemption value. The following table summarizes the activity of the non-controlling interest during the six months ended March 31, 2017:

(in thousands)
Balance as of September 30, 2016	13,363
Net income attributable to non-controlling interest	752
Dividends paid to non-controlling interest	(657)
Balance as of March 31, 2017	$13,458

4.Inventories

Inventories consisted of the following at:

(in thousands)	September 30, 2016	March 31, 2017

Raw materials	$22,333	$26,117
Finished goods	50,335	63,880
	$72,668	$89,997

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

5.Intangible Assets

The following table summarizes the gross carrying amounts and related accumulated amortization of intangible assets as of:

					September 30, 2016		March 31, 2017
					Gross		Gross
	Estimated				Carrying	Accumulated	Carrying	Accumulated
(in thousands of dollars)	useful lives				Amount	Amortization	Amount	Amortization
Trade names	Indefinite				$63,245	$—	$62,574	$—
Intellectual property			20	years	10,102	—	10,026	654
Contracts	15	-	20	years	127,520	76,029	125,130	76,697
Customer relationships	5	-	20	years	227,909	67,493	226,779	73,912
Trade names			20	years	66,755	39,744	66,755	41,413
Patents and patented technologies	7	-	19	years	5,401	2,875	6,347	3,180
Other	5	-	17	years	7,035	2,664	7,549	3,000
					$507,967	$188,805	$505,160	$198,856

The above table includes preliminary amounts for some of the intangible assets acquired in 2016 and 2017 because the process of identifying and valuing those assets has not been completed. Total amortization expense related to intangible assets was approximately $4.8 million and $6.4 million for the March 2016 and 2017 quarters, respectively, and approximately $9.4 million and $12.7 million for the six months ended March 31, 2016 and 2017, respectively.

Total estimated annual amortization expense for 2017 through 2022 is shown in the following table; however, the amounts will change once the intangible assets for the 2016 and 2017 acquisitions are identified and valuations are finalized.

Year ending September 30:	(in thousands)
2017	$24,716
2018	24,928
2019	23,906
2020	19,802
2021	19,687
2022	19,436

6.Long-term Debt

The total undiscounted face amount of Headwaters’ outstanding long-term debt was approximately $768.8 million as of September 30, 2016 and $753.8 million as of March 31, 2017. As of those dates, the discounted carrying value of long-term debt consisted of the following:

	September 30,	March 31,
(in thousands)	2016	2017
Senior secured term loan, due March 2022 (face amount $768,804 as of September 30, 2016 and $753,804 as of March 31, 2017)	$754,501	$741,048
Less current portion	(7,785)	—
Carrying amount of long-term debt, net of discounts and debt issue costs	$746,716	$741,048

Senior Secured Term Loan – In March 2015, Headwaters entered into a Term Loan Facility, under which a senior secured loan for $425.0 million was obtained. In August 2016, Headwaters entered into an Incremental Amendment to the Term Loan Facility for an additional senior secured loan totaling $350.0 million.  The entire combined loan will mature in March 2022. The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to 1.0% of the original combined principal amounts (subject to reduction for certain permitted prepayments), with the balance due at maturity. Headwaters determined that the $350.0 million incremental

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

amendment constituted a debt modification. In December 2016, Headwaters prepaid $15.0 million of the scheduled quarterly repayments and as a result as of March 31, 2017 has no current portion of long-term debt. The associated accelerated debt issuance and debt discount costs, totaling approximately $0.2 million, were charged to interest expense.

The Term Loan Facility allows Headwaters to request one or more incremental term loans and certain other types of incremental debt in an aggregate amount not to exceed $150.0 million plus an additional amount which is dependent on Headwaters’ pro forma net leverage ratio, as defined. Any additional borrowings are contingent upon the receipt of commitments by existing or additional lenders.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Headwaters’ option, either (a) a base rate determined by reference to the highest of (i) the publicly announced prime rate of the administrative agent, (ii) the federal funds rate plus 0.50%, and (iii) the eurocurrency (LIBO) rate for a one-month interest period plus 1.0%, subject in all cases to a 2.0% floor; or (b) a eurocurrency (LIBO) rate determined by reference to the cost of funds for eurocurrency deposits in dollars, subject to a 1.0% floor; plus, in each case, an applicable margin of 3.0% for any eurocurrency loan and 2.0% for any alternate base rate loan. Interest is payable quarterly, and as of March 31, 2017, the interest rate on borrowings under the Term Loan Facility was 4.0%.

Headwaters may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans, which shall be subject to a prepayment premium of 1.0%. The Term Loan Facility requires Headwaters to prepay outstanding term loans, subject to certain exceptions, with (i) up to 50% of Headwaters’ annual excess cash flow, as defined, to the extent such excess cash flow exceeds $1.0 million, commencing with fiscal year 2016, with such required prepayment to be reduced by the amount of voluntary prepayments of term loans and certain other types of senior secured debt; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales; and (iii) 100% of the net cash proceeds of certain issuances of debt. Headwaters was not required to make any prepayments under these requirements during the six months ended March 31, 2017.

The Term Loan Facility is secured by substantially all assets of Headwaters, except that the obligations have a second priority position with respect to the assets that secure Headwaters’ ABL Revolver, primarily consisting of certain trade receivables and inventories of Headwaters’ building products and construction materials segments. The Term Loan Facility contains customary covenants restricting the ability of Headwaters to incur additional debt and liens on assets, prepay future new subordinated debt, merge or consolidate with another company, sell all or substantially all assets, make investments and pay dividends or distributions, among other things. The Term Loan Facility contains customary events of default, including with respect to a change in control of Headwaters. Headwaters was in compliance with all covenants as of March 31, 2017.

ABL Revolver – Since entering into the ABL Revolver, Headwaters has not borrowed any funds under the arrangement and has no borrowings outstanding as of March 31, 2017. Availability under the ABL Revolver cannot exceed $70.0 million, which includes a $35.0 million sub-line for letters of credit and a $10.5 million swingline facility. Availability under the ABL Revolver is further limited by the borrowing base valuations of the assets of Headwaters’ building products and construction materials segments which secure the borrowings, currently consisting of certain trade receivables and inventories. In addition to the first lien position on these assets, the ABL Revolver lenders have a second priority position on substantially all other assets of Headwaters.

As of March 31, 2017, Headwaters had secured letters of credit under the ABL Revolver of approximately $10.6 million for various purposes and had availability under the ABL Revolver of approximately $57.4 million. The ABL Revolver terminates in March 2020. There is a contingent provision for early termination at any time within three months prior to the earliest maturity date of the senior secured Term Loan Facility at which time any amounts borrowed must be repaid.

Outstanding borrowings under the ABL Revolver accrue interest at Headwaters’ option, at either i) the London Interbank Offered Rate (LIBOR) plus 1.5%, 1.75% or 2.0%, depending on Headwaters’ average net excess availability under the ABL; or ii) the “Base Rate” plus 0.25%, 0.5% or 0.75%, again depending on average net excess availability. The base rate is subject to a floor equal to the highest of i) the prime rate, ii) the federal funds

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

rate plus 0.5%, and iii) the 30-day LIBO rate plus 1.0%. Fees on the unused portion of the ABL Revolver range from 0.25% to 0.375%, depending on the amount of the credit facility which is utilized. If there would have been borrowings outstanding under the ABL Revolver as of March 31, 2017, the interest rate on those borrowings would have been approximately 2.7%.

The ABL Revolver contains restrictions and covenants common to such agreements, including limitations on the incurrence of additional debt and liens on assets, prepayment of subordinated debt, merging or consolidating with another company, selling assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5%, Headwaters is required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period. Headwaters was in compliance with all covenants as of March 31, 2017.

Interest and Debt Maturities – During the March 2016 and 2017 quarters, Headwaters incurred total interest costs of approximately $8.3 million and $8.3 million, respectively, including approximately $0.6 million and $0.7 million, respectively, of non-cash interest expense. During the six months ended March 31, 2016 and 2017, Headwaters incurred total interest costs of approximately $16.7 million and $17.3 million, respectively, including approximately $1.2 million and $1.6 million, respectively, of non-cash interest expense.  Neither capitalized interest nor interest income was material for any period presented.

The weighted-average interest rate on the face amount of outstanding long-term debt, excluding amortization of debt discount and debt issue costs, was approximately 4.0% at September 30, 2016 and March 31, 2017. Except for required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, Headwaters has no debt maturities until March 2022.

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

8.Income Taxes

Headwaters’ estimated effective income tax rate for continuing operations for the fiscal year ending September 30, 2017, exclusive of discrete items, is currently expected to be approximately 39%. This estimated rate was used to record income taxes for the six months ended March 31, 2017. For the six months ended March 31, 2016, Headwaters also used an estimated effective income tax rate for continuing operations of 39%. The estimated effective income tax rate for both periods differs from the statutory rate primarily due to state income taxes, partially offset by research and development tax credits. Headwaters recognized tax benefit for discrete items of $3.0 million and $0.2 million for the six months ended March 31, 2016 and 2017, respectively, which did not affect the calculation of the estimated effective income tax rates for the respective fiscal years. The discrete items were due primarily to unrecognized state income tax benefits that were reversed due to audit periods that closed.

As of March 31, 2017, Headwaters’ U.S. and state NOL and capital loss carryforwards totaled approximately $34.1 million (tax effected). The NOLs expire from 2017 to 2037. In addition, there are approximately $27.7 million of tax credit carryforwards as of March 31, 2017, which expire from 2025 to 2037.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

9.Equity Securities and Stock-Based Compensation

Treasury Shares Held for Deferred Compensation Obligation – Until December 2016, in accordance with the terms of the Directors’ Deferred Compensation Plan (DDCP), non-employee directors could elect to defer certain compensation and choose from various options how the deferred compensation would be invested. One of the investment options was Headwaters common stock. When a director chose Headwaters stock as an investment option, Headwaters purchased the common stock in accordance with the director’s request and is holding the shares until the deferred compensation obligation becomes payable, normally when the director retires from the Board. At such time, the shares held by Headwaters will be distributed to the director in satisfaction of the obligation. Headwaters has accounted for the purchase of common stock as treasury stock, at cost. The corresponding deferred compensation obligation is reflected in capital in excess of par value. Changes in the fair value of the treasury stock are not recognized. As of March 31, 2017, the treasury stock and related deferred compensation obligation had fair values of approximately $2.4 million, which was $1.0 million higher than the carrying values at cost. In December 2016, in connection with the announcement of the Boral transaction (see Note 11), the DDCP plan was modified to eliminate Headwaters stock as an investment option, although prior stock purchases were unaffected by the change.

Stock-Based Compensation – Stock-based compensation expense was approximately $0.8 million and $0.4 million for the March 2016 and 2017 quarters, respectively, and $1.5 million and $0.9 million for the six months ended March 31, 2016 and 2017, respectively. As of March 31, 2017, there was approximately $1.6 million of total compensation cost related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands, except per-share amounts)	2016	2017	2016	2017
Numerator:
Income from continuing operations	$2,612	$5,126	$15,549	$11,801
Income from continuing operations attributable to non-controlling interest	(283)	(591)	(579)	(752)
Numerator for basic and diluted earnings per share from continuing operations — income from continuing operations attributable to Headwaters Incorporated	2,329	4,535	14,970	11,049
Numerator for basic and diluted earnings per share from discontinued operations — income (loss) from discontinued operations, net of income taxes	(228)	6	(444)	159
Numerator for basic and diluted earnings per share — net income attributable to Headwaters Incorporated	$2,101	$4,541	$14,526	$11,208

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	73,818	74,835	73,804	74,536
Effect of dilutive securities — shares issuable upon exercise of options and SARs and vesting of restricted stock	1,523	1,147	1,549	1,291
Denominator for diluted earnings per share — weighted-average shares outstanding after assumed exercises and vesting	75,341	75,982	75,353	75,827

Basic income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.03	$0.06	$0.21	$0.15
From discontinued operations	0.00	0.00	(0.01)	0.00
	$0.03	$0.06	$0.20	$0.15
Diluted income (loss) per share attributable to Headwaters Incorporated:
From continuing operations	$0.03	$0.06	$0.20	$0.15
From discontinued operations	0.00	0.00	(0.01)	0.00
	$0.03	$0.06	$0.19	$0.15

Anti-dilutive securities not considered in diluted EPS calculation:
Stock-settled SARs	256	—	292	36
Stock options	—	—	36	—

11.  Commitments and Contingencies

Significant new commitments, material changes in commitments and ongoing contingencies as of March 31, 2017, not disclosed elsewhere, are as follows:

Boral Transaction – On November 20, 2016, Headwaters entered into an Agreement and Plan of Merger (the Merger Agreement) with Boral Limited, an Australian corporation (Boral), whereby Headwaters agreed to be acquired by Boral (the Merger). At closing, each share of Headwaters’ common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time (subject to certain exceptions for common stock held by Boral, Headwaters or their subsidiaries, Headwaters restricted shares to be converted to cash and any shares for which dissenters’ rights have been perfected) will be automatically cancelled and converted into the right to receive $24.25 in cash, without interest and less any applicable withholding taxes. If the Merger is not consummated on or before September 1, 2017, the $24.25 per share cash payment shall be increased (subject to the satisfaction of certain conditions) by $0.09 each month (subject to pro-ration) thereafter that the Merger is not consummated, through the date of November 30, 2017.

At the effective time of the Merger (i) each Headwaters stock option, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the excess, if any, of the merger consideration over the applicable exercise price for each share of Headwaters common stock subject to such Headwaters stock option; (ii) each Headwaters stock appreciation right, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the excess, if any, of the merger consideration over the applicable

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

base price for each share of Headwaters common stock subject to such Headwaters stock appreciation right; (iii) each unvested Headwaters restricted share that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the merger consideration; and (iv) each Headwaters restricted stock unit, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the merger consideration.

The respective boards of directors of both Headwaters and Boral have unanimously approved the Merger Agreement and Headwaters’ stockholders adopted the Merger Agreement at a special meeting of stockholders held on February 3, 2017. The Merger Agreement contains customary representations and warranties for both Headwaters and Boral, and Headwaters has agreed to customary covenants, including covenants and agreements relating to the conduct of Headwaters’ business and operations up to the date of closing.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the Committee on Foreign Investment in the United States (CFIUS) and the Investment Canada Act (Canada) R.S.C., 1985, c.28 (1st Supp.), as amended (ICA), and any regulations issued thereunder; and (ii) the absence of any law or order that prevents, makes illegal or prohibits the Merger.  The parties satisfied the CFIUS closing condition on February 16, 2017 and satisfied the ICA closing condition on March 7, 2017.  Each party’s obligation to consummate the Merger is subject to certain other customary conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications) and (b) performance in all material respects by the other party of its obligations contained in the Merger Agreement. In addition, Boral’s obligations to consummate the Merger are subject to the absence of a Company Material Adverse Effect as defined in the Merger Agreement. Consummation of the Merger is not subject to a financing condition. In addition, the Merger Agreement contains a customary “no shop” provision that, in general, restricts Headwaters’ ability to solicit from, discuss with or provide any information to, any third parties regarding or in connection with any alternative acquisition proposal from any such third party.

The Merger Agreement contains certain customary termination rights for Headwaters and Boral. The Merger Agreement may be terminated by either Boral or Headwaters if, among other things, (i) the Merger is not consummated on or before November 30, 2017; or (ii) the Merger becomes subject to a final, non-appealable law or order that restrains, makes illegal or prohibits the Merger.

Upon termination of the Merger Agreement under certain specified circumstances, Headwaters will be required to pay Boral a termination fee of $65.0 million. In addition, under certain specified circumstances, Headwaters has agreed to reimburse Boral for its reasonable expenses in connection with the Merger Agreement and the transactions contemplated thereby, subject to certain specified caps, which reimbursed expenses would be credited against any termination fee that may subsequently be paid to Boral by Headwaters. The Merger Agreement also provides that Boral will be required to pay Headwaters a reverse termination fee of $75.0 million under certain specified circumstances.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement filed as Exhibit 2.2 to Headwaters’ Current Report on Form 8-K filed with the SEC on November 21, 2016 and incorporated herein by reference.

Additional information related to the Merger and the Merger Agreement is set forth in Headwaters’ Current Report on Form 8-K filed with the SEC on November 21, 2016.

Compensation Arrangements – Cash Performance Unit Awards. The Compensation Committee has approved various grants of performance unit awards to certain officers and employees, to be settled in cash, based on the achievement of certain stipulated goals, all of which are described in detail in the Form 10-K. During the December 2016 quarter, the Committee modified the terms of outstanding performance unit awards to eliminate adjustment for cash flows generated in subsequent periods if the Boral transaction closes. Also during the December 2016 quarter,

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

the Committee approved grants of performance unit awards based upon the generation of Adjusted EBITDA during fiscal 2017, or through the date of closing the Boral transaction, if earlier. Generally, payment for these awards will be made 50% within 30 days of the closing date of the Boral transaction and 50% six months after the closing date. Otherwise, vesting will occur 50% at the end of fiscal 2018 and 50% at the end of fiscal 2019.

Executive Change in Control Agreements.  As disclosed in the Form 10-K and in the December 2016 Form 10-Q, the Compensation Committee has approved certain Executive Change in Control Agreements. If terminations associated with a change in control would have occurred on March 31, 2017, the cash severance payments due to the officers and employees (including amounts due under long‑term cash awards and the estimated costs of continuing benefits and perquisites) and the excess of the market value of unvested stock‑based awards on that date above related exercise prices would have aggregated approximately $39.9 million (of which approximately $3.9 million has been expensed and accrued).

Retention Agreements.  As a result of entering into the Merger Agreement with Boral, Headwaters entered into retention agreements with certain employees to facilitate the continued employment of those employees through and beyond the closing date. Under the terms of most of the retention agreements, the employees must be continuously employed from the date of the agreement through the date that is six months after the closing date of the merger, at which time retention payments are due the employees. Additionally, under certain conditions these retention payments could still be payable six months following a termination of the Merger Agreement by Boral. Total commitments under these retention agreements aggregate approximately $6.8 million, virtually none of which has been expensed due to the lack of certainty of a closing date. It is currently expected that the estimated amounts to be paid will be expensed over the requisite period once a closing date (or alternatively, a termination date) has been determined with some probability.

Severance Payments. In addition to the retention payment obligations described above, Headwaters has also agreed to make severance payments to certain employees who are terminated as a consequence of the Boral transaction closing. It is not possible to estimate either the timing or the amount of any severance related payments that could be made in future periods.

Property, Plant and Equipment – As of March 31, 2017, Headwaters was committed to spend approximately $5.2 million on capital projects that were in various stages of completion.

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

Headwaters incurred approximately $(2.1) million and $1.0 million of expense (credit) for legal matters during the six months ended March 31, 2016 and 2017, respectively. Costs for outside legal counsel comprised a majority of Headwaters’ litigation-related costs in the periods presented. Headwaters currently believes the range of potential loss for all unresolved legal matters, excluding costs for outside counsel, is from $0 up to the amounts sought by claimants and therefore has recorded a liability of $0 as of March 31, 2017. The substantial claims and damages sought by claimants are not currently deemed to be probable. Headwaters’ outside counsel and management currently believe that unfavorable outcomes of outstanding litigation beyond the amount accrued are neither probable nor remote. Accordingly, management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, nor is it possible to estimate what litigation-related costs will be in future periods.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

require that Headwaters incur substantial costs, including attorneys’ fees, managerial time and other personnel resources, in pursuing resolution.

Fentress Families Trust.  VFL Technology Corporation (VFL), acquired by HRI in 2004, provides services related to fly ash management to Virginia Electric and Power Company (VEPCO). In February 2012, 383 plaintiffs, most of whom are residents living in the City of Chesapeake, Virginia, filed a complaint in the State of Virginia Chesapeake Circuit Court against 15 defendants, including VEPCO and related companies, and certain other persons associated with the Battlefield Golf Course, including owners, developers, contractors, and others, including VFL and Headwaters, alleging causes of action for nuisance and negligence. The complaint alleges that fly ash used to construct the golf course contaminated the air and surface water exposing plaintiffs to dangerous chemicals and causing personal injury and property damage. Plaintiffs’ complaint seeks injunctive relief and damages of approximately $850.0 million for removal and remediation of the fly ash and the water supply, $1.9 billion for vexation, $8.0 million and other unspecified amounts for personal injuries, and $55.0 million as damages to properties, plus prejudgment interest, attorney fees, and costs. In a related case, other plaintiffs have filed a separate lawsuit asserting the same claims against the same defendants claiming additional damages totaling approximately $307.2 million. In August 2013, the court ruled on VEPCO’s demurrer ordering that claims for personal injury or property damage based upon allegations of groundwater contamination were dismissed but that claims of nuisance and negligence based upon allegations of air-borne ash and contaminated surface water would not be dismissed. In March 2016, the court responded to VFL’s motion, ruling that (i) the statute of limitations barred nuisance and negligence claims of all plaintiffs who are not minors and who are not making personal injury claims, and (ii) emotional distress damages claimed by one plaintiff who is typical of all but seven plaintiffs are not cognizable. All but seven Plaintiffs have asserted in discovery that they were not seeking personal injury damages except emotional distress. The remaining claims in the case consist of loss of enjoyment of property by 74 people who were minors in 2004 and one adult who claims a personal injury related to breathing. These cases are based on substantially the same alleged circumstances asserted in complaints filed by the plaintiffs in 2009 and voluntarily dismissed in 2010. Discovery is underway. HRI has filed claims for defense and indemnity with several of its insurers. In 2010, HRI filed suit in the United States District Court for the District of Utah against two insurers that denied coverage based on allegations in the 2009 Fentress complaints. The District Court ruled in the insurers’ favor, which ruling was affirmed in October 2014 by the United States Court of Appeals for the Tenth Circuit. Another insurer continues to pay for the defense of the underlying cases under a reservation of rights. The relatively novel fly ash claims of the plaintiffs together with multiple insurance policies and policy periods make insurance coverage issues complex and uncertain. Moreover, plaintiffs’ total claims exceed the potential limits of insurance available to HRI. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability, or the insurers’ obligation to indemnify HRI against loss, if any.

CPM.  In August 2015, CPM Virginia, LLC (CPM), the Battlefield Golf Course developer, filed a complaint in the State of Virginia Richmond Circuit Court against VEPCO, VFL, and Headwaters related to construction of the golf course described in the Fentress Families Trust case. The complaint alleges breach of contract, fraud, misrepresentation, estoppel, nuisance, breach of warranties, negligence, and interference with prospective business advantage. CPM’s complaint seeks $840 million in compensatory damages plus attorney fees and costs. VFL has moved to dismiss based on a failure to timely serve the suit on VFL. The motion is expected to be heard in May 2017.

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

Clary.  In August 2014, 77 plaintiffs filed suit in the State of West Virginia Circuit Court of Mason County against four defendants, including American Electric Power Co., Inc., Ohio Power Company and an individual. Plaintiffs claim injury resulting from exposure to coal combustion waste from the Gavin Power Plant in Cheshire, Ohio while working as employees of contractors in the Gavin landfill. Plaintiffs claim wrongful death, failure to warn and

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

protect, negligence per se, negligence, negligent infliction of emotional distress, heightened duty, strict liability, battery, fraud, fraudulent concealment, misrepresentation and related causes of action, seeking unspecified damages for medical monitoring and other costs, loss of consortium, lost wages, personal injuries, and punitive damages. In September 2015, the Ohio Power Company filed a third-party complaint against Headwaters and two other entities who were contractors to Ohio Power Company. Ohio Power Company claims that the third-party defendant contractors operated the Gavin landfill and that plaintiffs are former employees or family members of the third-party defendants. Ohio Power Company denies the plaintiffs’ allegations, but states that Headwaters and the other third-party defendants are required to indemnify Ohio Power and provide contribution to the extent that Ohio Power is found liable to plaintiffs, including interest, attorney fees, and costs. In April 2016, the case was reassigned to the State of West Virginia Mass Litigation Panel. Discovery is underway. The court’s scheduling order has set trial to begin in September 2017. However, in January 2017 the West Virginia Supreme Court ordered a hearing regarding a statutory defense. The hearing was held in March 2017 but no decision has been issued. All proceedings in the trial court have been stayed pending the decision. Headwaters has filed claims for defense and indemnity with several of its insurers. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Headwaters’ liability, or whether insurers have an obligation to indemnify Headwaters against loss, if any.

John River Cartage.  In January 2012 John River Cartage, Inc. filed suit in the State of Louisiana 18th Judicial District, Parish Pointe Coupee against Louisiana Generation, LLC, (LaGen), NRG Energy, Inc., and Headwaters Resources, Inc. (HRI).  Beginning in early 2011, HRI provided CCP management services to LaGen in connection with LaGen’s power generating plant located in New Roads, Louisiana.  Plaintiff had been a subcontractor to a previous contractor to LaGen.  Plaintiff’s original complaint alleged that LaGen and HRI conspired to convert certain materials at the power plant in violation of Louisiana unfair trade practices law.  In September 2015, the court allowed plaintiff to amend its complaint to allege that HRI and LaGen violated Louisiana antitrust law. Plaintiff seeks lost profits from sales of the allegedly converted materials, damages to cover debts arising from Plaintiff’s business failure, disgorgement of financial benefits, loss of Plaintiff’s business valuation, and treble damages and attorney fees, as well as unspecified equitable relief.  HRI answered the complaint denying the allegations. Discovery is underway. Trial is set for September 2017. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of HRI’s liability.

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Discontinued Coal Cleaning Operations.  The following litigation relates to the discontinued coal cleaning business:

RLF Chinook Properties.  In September 2015, RLF Chinook Properties, LLC filed suit in the State of Indiana Circuit Court of Clay against Covol Fuels No. 2, LLC, Headwaters Energy Services Corp., other Covol companies (collectively, “Covol”), as well as BRC Chinook, LLC and other BRC affiliates (collectively, “BRC”). Covol entered into a coal recovery agreement with plaintiff in 2007 with respect to coal at the RLF Chinook site. Covol assigned the coal recovery agreement to BRC in 2013. Plaintiff alleges that BRC has failed to fulfill certain obligations under the coal recovery agreement, including failure to submit reclamation plans to State of Indiana for approval and to restore and reclaim the site per the approved plan. Plaintiff alleges that Covol is liable for the claimed breaches under the coal recovery agreement, and seeks unspecified damages, together with attorney fees and costs. Covol has answered the complaint denying the allegations. Trial is set for November 2017. Because resolution of the litigation is uncertain, legal counsel and management cannot express an opinion as to the ultimate amount, if any, of Covol’s liability.

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

The results of operations for the coal cleaning business have been presented as discontinued operations for all periods presented and certain summarized information for the discontinued business is shown in the following table:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2016	2017	2016	2017
Gain (loss) from discontinued operations before income taxes	$(353)	$6	$(699)	$249
Income tax benefit (provision)	125	0	255	(90)
Income (loss) from discontinued operations, net of income taxes	$(228)	$6	$(444)	$159

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, the Headwaters subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of Headwaters’ subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2016 and March 31, 2017, approximately $9.3 million and $8.7 million, respectively, was accrued for this reclamation liability.

Headwaters currently expects to continue to reflect as discontinued operations all activity related to the former coal cleaning business, at least until such time as the significant reclamation obligation is satisfied.

13.  Related Party Transactions

During the six months ended March 31, 2017, Headwaters was involved in the following transactions with related parties. One of Headwaters’ subsidiaries purchased approximately $1.6 million of supplies from a vendor owned by an employee of the subsidiary. During the March 2017 quarter, another subsidiary loaned approximately $1.4 million to the President of the subsidiary, which non-interest bearing loan was repaid before March 31, 2017.

14.Condensed Consolidating Financial Information

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

March 31, 2017

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

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET — March 31, 2017

		Non-		Eliminations
	Guarantor	guarantor	Parent	and	Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Reclassifications	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$29,344	$8,783	$20,001	$—	$58,128
Trade receivables, net	127,396	6,329	—	—	133,725
Inventories	84,506	5,491	—	—	89,997
Current income taxes	—	—	69,089	(66,408)	2,681
Other	8,814	613	649	—	10,076
Total current assets	250,060	21,216	89,739	(66,408)	294,607
Property, plant and equipment, net	200,191	9,761	8,447	—	218,399
Other assets:
Goodwill	256,611	43,654	—	—	300,265
Intangible assets, net	270,779	35,525	—	—	306,304
Investments in subsidiaries	—	—	827,541	(827,541)	—
Intercompany accounts and notes	116,699	—	602,353	(719,052)	—
Deferred income taxes	—	22,618	58,299	(14,385)	66,532
Other	10,177	8,842	24,511	—	43,530
Total other assets	654,266	110,639	1,512,704	(1,560,978)	716,631
Total assets	$1,104,517	$141,616	$1,610,890	$(1,627,386)	$1,229,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,528	$1,157	$474	$—	$28,159
Accrued personnel costs	9,950	371	28,565	—	38,886
Current income taxes	63,019	3,389	—	(66,408)	—
Other accrued liabilities	48,764	3,328	3,492	—	55,584
Total current liabilities	148,261	8,245	32,531	(66,408)	122,629
Long-term liabilities:
Long-term debt, net	—	—	741,048	—	741,048
Intercompany accounts and notes	—	212,343	506,709	(719,052)	—
Other	19,501	16,960	22,422	(14,385)	44,498
Total long-term liabilities	19,501	229,303	1,270,179	(733,437)	785,546
Total liabilities	167,762	237,548	1,302,710	(799,845)	908,175
Redeemable non-controlling interest in consolidated subsidiary	—	13,458	—	—	13,458
Stockholders’ equity:
Common stock	—	—	75	—	75
Capital in excess of par value	786,669	49,802	740,081	(836,647)	739,905
Retained earnings (accumulated deficit)	150,086	(159,192)	(430,585)	9,106	(430,585)
Treasury stock	—	—	(1,391)	—	(1,391)
Total stockholders’ equity	936,755	(109,390)	308,180	(827,541)	308,004
Total liabilities and stockholders’ equity	$1,104,517	$141,616	$1,610,890	$(1,627,386)	$1,229,637

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$85,688	$12,413	$—	$—	$98,101
Construction materials	102,849	—	—	—	102,849
Energy technology	1,382	—	—	—	1,382
Total revenue	189,919	12,413	—	—	202,332
Cost of revenue:
Building products	60,947	8,692	—	—	69,639
Construction materials	77,347	—	—	—	77,347
Energy technology	469	—	—	—	469
Total cost of revenue	138,763	8,692	—	—	147,455
Gross profit	51,156	3,721	—	—	54,877
Operating expenses:
Selling, general and administrative	29,331	1,859	6,692	—	37,882
Amortization	4,446	369	—	—	4,815
Total operating expenses	33,777	2,228	6,692	—	42,697
Operating income (loss)	17,379	1,493	(6,692)	—	12,180
Other income (expense):
Net interest income (expense)	5	(3)	(8,058)	—	(8,056)
Equity in earnings of subsidiaries	—	—	11,021	(11,021)	—
Other, net	(82)	70	—	—	(12)
Total other income (expense), net	(77)	67	2,963	(11,021)	(8,068)
Income (loss) from continuing operations before income taxes	17,302	1,560	(3,729)	(11,021)	4,112
Income tax benefit (provision)	(6,720)	(610)	5,830	—	(1,500)
Income from continuing operations	10,582	950	2,101	(11,021)	2,612
Loss from discontinued operations, net of income taxes	—	(228)	—	—	(228)
Net income	10,582	722	2,101	(11,021)	2,384
Net income attributable to non-controlling interest	—	(283)	—	—	(283)
Net income attributable to Headwaters Incorporated	$10,582	$439	$2,101	$(11,021)	$2,101

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2017

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$126,151	$14,565	$—	$—	$140,716
Construction materials	116,037	—	—	—	116,037
Energy technology	2,540	—	—	—	2,540
Total revenue	244,728	14,565	—	—	259,293
Cost of revenue:
Building products	89,404	10,378	—	—	99,782
Construction materials	87,948	—	—	—	87,948
Energy technology	1,056	—	—	—	1,056
Total cost of revenue	178,408	10,378	—	—	188,786
Gross profit	66,320	4,187	—	—	70,507
Operating expenses:
Selling, general and administrative	37,053	1,927	10,414	—	49,394
Amortization	5,952	486	—	—	6,438
Total operating expenses	43,005	2,413	10,414	—	55,832
Operating income (loss)	23,315	1,774	(10,414)	—	14,675
Other income (expense):
Net interest income (expense)	3	(2)	(8,223)	—	(8,222)
Equity in earnings of subsidiaries	—	—	15,928	(15,928)	—
Other, net	94	1,879	—	—	1,973
Total other income (expense), net	97	1,877	7,705	(15,928)	(6,249)
Income (loss) from continuing operations before income taxes	23,412	3,651	(2,709)	(15,928)	8,426
Income tax benefit (provision)	(9,130)	(1,420)	7,250	—	(3,300)
Income from continuing operations	14,282	2,231	4,541	(15,928)	5,126
Income from discontinued operations, net of income taxes	—	6	—	—	6
Net income	14,282	2,237	4,541	(15,928)	5,132
Net income attributable to non-controlling interest	—	(591)	—	—	(591)
Net income attributable to Headwaters Incorporated	$14,282	$1,646	$4,541	$(15,928)	$4,541

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$175,083	$24,613	$—	$—	$199,696
Construction materials	219,097	—	—	—	219,097
Energy technology	1,957	—	—	—	1,957
Total revenue	396,137	24,613	—	—	420,750
Cost of revenue:
Building products	121,934	17,257	—	—	139,191
Construction materials	161,624	—	—	—	161,624
Energy technology	787	—	—	—	787
Total cost of revenue	284,345	17,257	—	—	301,602
Gross profit	111,792	7,356	—	—	119,148
Operating expenses:
Selling, general and administrative	57,025	3,553	12,186	—	72,764
Amortization	8,644	737	—	—	9,381
Total operating expenses	65,669	4,290	12,186	—	82,145
Operating income (loss)	46,123	3,066	(12,186)	—	37,003
Other income (expense):
Net interest expense	(95)	(3)	(16,175)	—	(16,273)
Equity in earnings of subsidiaries	—	—	29,647	(29,647)	—
Other, net	(125)	44	—	—	(81)
Total other income (expense), net	(220)	41	13,472	(29,647)	(16,354)
Income from continuing operations before income taxes	45,903	3,107	1,286	(29,647)	20,649
Income tax benefit (provision)	(17,130)	(1,210)	13,240	—	(5,100)
Income from continuing operations	28,773	1,897	14,526	(29,647)	15,549
Loss from discontinued operations, net of income taxes	—	(444)	—	—	(444)
Net income	28,773	1,453	14,526	(29,647)	15,105
Net income attributable to noncontrolling interest	—	(579)	—	—	(579)
Net income attributable to Headwaters Incorporated	$28,773	$874	$14,526	$(29,647)	$14,526

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended March 31, 2017

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Revenue:
Building products	$246,230	$29,527	$—	$—	$275,757
Construction materials	236,028	—	—	—	236,028
Energy technology	3,083	—	—	—	3,083
Total revenue	485,341	29,527	—	—	514,868
Cost of revenue:
Building products	174,182	22,129	—	—	196,311
Construction materials	176,212	—	—	—	176,212
Energy technology	1,219	—	—	—	1,219
Total cost of revenue	351,613	22,129	—	—	373,742
Gross profit	133,728	7,398	—	—	141,126
Operating expenses:
Selling, general and administrative	71,065	4,051	19,259	—	94,375
Amortization	11,346	1,390	—	—	12,736
Total operating expenses	82,411	5,441	19,259	—	107,111
Operating income (loss)	51,317	1,957	(19,259)	—	34,015
Other income (expense):
Net interest expense	(121)	(4)	(17,016)	—	(17,141)
Equity in earnings of subsidiaries	—	—	33,493	(33,493)	—
Other, net	20	2,107	—	—	2,127
Total other income (expense), net	(101)	2,103	16,477	(33,493)	(15,014)
Income (loss) from continuing operations before income taxes	51,216	4,060	(2,782)	(33,493)	19,001
Income tax benefit (provision)	(19,610)	(1,580)	13,990	—	(7,200)
Income from continuing operations	31,606	2,480	11,208	(33,493)	11,801
Income from discontinued operations, net of income taxes	—	159	—	—	159
Net income	31,606	2,639	11,208	(33,493)	11,960
Net income attributable to noncontrolling interest	—	(752)	—	—	(752)
Net income attributable to Headwaters Incorporated	$31,606	$1,887	$11,208	$(33,493)	$11,208

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2016

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$28,773	$1,453	$14,526	$(29,647)	$15,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,084	1,503	310	—	27,897
Interest expense related to amortization of debt issue costs and debt discount	—	—	1,184	—	1,184
Debt pre-payment premiums	—	—	93	—	93
Stock-based compensation	537	—	984	—	1,521
Deferred income taxes	6,809	159	1,675	—	8,643
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	(95)	—	(2)	—	(97)
Net loss (gain) on disposition of property, plant and equipment	(49)	3	—	—	(46)
Net loss of unconsolidated joint venture	—	26	—	—	26
Equity in earnings of subsidiaries	—	—	(29,647)	29,647	—
Decrease (increase) in trade receivables	34,198	(660)	—	—	33,538
Increase in inventories	(3,097)	(969)	—	—	(4,066)
Decrease in accounts payable and accrued liabilities	(17,680)	(3,178)	(15,514)	—	(36,372)
Other changes in operating assets and liabilities, net	(9,522)	3,109	3,428	—	(2,985)
Net cash provided by (used in) operating activities	65,958	1,446	(22,963)	—	44,441
Cash flows from investing activities:
Business acquisitions	(73,800)	(22,657)	—	—	(96,457)
Purchase of property, plant and equipment	(18,856)	(268)	(1,758)	—	(20,882)
Proceeds from disposition of property, plant and equipment	404	—	—	—	404
Net increase in long-term receivables and deposits	(1,546)	(22)	(161)	—	(1,729)
Net change in other assets	(1,443)	(109)	(2,265)	—	(3,817)
Net cash used in investing activities	(95,241)	(23,056)	(4,184)	—	(122,481)
Cash flows from financing activities:
Payments on long-term debt	—	—	(5,874)	—	(5,874)
Debt pre-payment premiums	—	—	(93)	—	(93)
Dividends paid to non-controlling interest in consolidated subsidiary	—	(735)	—	—	(735)
Employee stock purchases	390	20	129	—	539
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	95	—	2	—	97
Intercompany transfers	18,968	21,940	(40,908)	—	0
Net cash provided by (used in) financing activities	19,453	21,225	(46,744)	—	(6,066)
Net decrease in cash and cash equivalents	(9,830)	(385)	(73,891)	—	(84,106)
Cash and cash equivalents, beginning of period	25,819	3,577	113,201	—	142,597
Cash and cash equivalents, end of period	$15,989	$3,192	$39,310	$—	$58,491

HEADWATERS INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2017

		Non-
	Guarantor	guarantor	Parent		Headwaters
(in thousands)	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,606	$2,639	$11,208	$(33,493)	$11,960
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,584	2,237	1,386	—	36,207
Interest expense related to amortization of debt issue costs and debt discount	—	—	1,606	—	1,606
Stock-based compensation	327	—	574	—	901
Deferred income taxes	3,097	465	3,537	—	7,099
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	(5,860)	—	(5,860)
Net loss (gain) on disposition of property, plant and equipment	(223)	7	—	—	(216)
Net loss of unconsolidated joint venture	—	19	—	—	19
Equity in earnings of subsidiaries	—	—	(33,493)	33,493	0
Decrease in trade receivables	19,370	312	—	—	19,682
Increase in inventories	(14,448)	(510)	—	—	(14,958)
Decrease in accounts payable and accrued liabilities	(15,864)	(2,087)	(1,462)	—	(19,413)
Other changes in operating assets and liabilities, net	(13,849)	870	10,622	—	(2,357)
Net cash provided by (used in) operating activities	42,600	3,952	(11,882)	—	34,670
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,530)	—	—	—	(10,530)
Purchase of property, plant and equipment	(27,561)	(673)	(1,499)	—	(29,733)
Proceeds from disposition of property, plant and equipment	597	29	—	—	626
Net decrease (increase) in long-term receivables and deposits	1,731	(8)	3,167	—	4,890
Net change in other assets	(346)	2,207	507	—	2,368
Net cash provided by (used in) investing activities	(36,109)	1,555	2,175	—	(32,379)
Cash flows from financing activities:
Payments on long-term debt	—	—	(15,000)	—	(15,000)
Dividends paid to non-controlling interest in consolidated subsidiary	—	(657)	—	—	(657)
Employee stock purchases	235	27	74	—	336
Tax benefit from exercise of stock appreciation rights and vesting of restricted stock	—	—	5,860	—	5,860
Intercompany transfers	(4,394)	(1,398)	5,792	—	0
Net cash used in financing activities	(4,159)	(2,028)	(3,274)	—	(9,461)
Net increase (decrease) in cash and cash equivalents	2,332	3,479	(12,981)	—	(7,170)
Cash and cash equivalents, beginning of period	27,012	5,304	32,982	—	65,298
Cash and cash equivalents, end of period	$29,344	$8,783	$20,001	$—	$58,128

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

Over the last several years, we have closed several acquisitions within our building products segment, as follows:

•	In December 2012, we acquired the assets of Kleer Lumber, Inc., a manufacturer of PVC trim board and moulding products;

•	In December 2013, we acquired 80% of the equity interests in the business of Roof Tile, Inc., a manufacturer of high quality concrete roof tiles and accessories sold primarily under the Entegra brand;

•	In May 2014, we acquired the stone-coated metal roofing business of Metals USA Building Products, L.P., the products of which are sold under the Gerard and Allmet brands;

•	In fiscal 2015, we acquired one small business in the building products industry;

•	In November 2015, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business known as Metro Roof Products;

•	In December 2015, we acquired certain assets and assumed certain liabilities of Enviroshake Inc., a company that manufactures and sells composite roofing products;

•	In January 2016, we acquired certain assets of a small decking and railing business;

•	In April 2016, we completed the acquisition of a small concrete roof tile business;

•	In August 2016, we acquired the assets of Krestmark, a business that manufactures and sells high quality vinyl windows in the U.S.; and

•	In January 2017, we acquired all the equity interests in a small windows company located in the Atlanta area.

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

Historically and for all of fiscal 2016, the block product business was a part of the building products segment. However, commencing in the December 2016 quarter, the construction materials segment includes the block product business. Certain prior period amounts that report the concrete block business with the construction materials segment have also been reclassified to conform to the current period’s presentation. This reporting change has been made because of the following changes, as well as others, in management and operations, all of which became operative effective as of October 1, 2016:

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

Currently, except for required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, we have no debt maturities until March 2022. As of March 31, 2017, we had approximately $58.1 million of cash on hand and total liquidity of approximately $115.5 million. Additionally, we expect positive cash flow to be generated from operations over the next 12 months.

Capital expenditures for each of the fiscal years 2014 through 2016 ranged from approximately $36.0 million to $53.0 million, and are currently expected to be approximately $45.0 million to $70.0 million during 2017, depending largely on what growth opportunities are pursued.

In summary, our strategy for the remainder of fiscal 2017 and subsequent years is to continue activities to improve operational efficiencies and reduce operating costs. We also plan to pursue growth opportunities through targeted capital expenditures and strategic acquisitions of niche products or entities that expand our current operating platform when opportunities arise.

Boral Transaction.  On November 20, 2016, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Boral Limited, an Australian corporation (Boral), whereby we agreed to be acquired by Boral (the Merger). At closing, each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time (subject to certain exceptions for common stock held by Boral, Headwaters or their subsidiaries, our restricted shares to be converted to cash and any shares for which dissenters’ rights have been perfected) will be automatically cancelled and converted into the right to receive $24.25 in cash, without interest and less any applicable withholding taxes. If the Merger is not consummated on or before September 1, 2017, the $24.25 per share cash payment shall be increased (subject to the satisfaction of certain conditions) by $0.09 each month (subject to pro-ration) thereafter that the Merger is not consummated, through the date of November 30, 2017.

At the effective time of the Merger (i) each of our stock options, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the excess, if any, of the merger consideration over the applicable exercise price for each share of our common stock subject to such stock option; (ii) each of our stock appreciation rights, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the excess, if any, of the merger consideration over the applicable base price for each share of our common stock subject to such stock appreciation right; (iii) each of our unvested restricted shares that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the merger consideration; and (iv) each of our restricted stock units, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will be canceled and the holder thereof will be entitled only to receive a cash payment, without interest, in an amount equal to the merger consideration.

The respective boards of directors of both Headwaters and Boral have unanimously approved the Merger Agreement and our stockholders adopted the Merger Agreement at a special meeting of stockholders held on February 3, 2017. The Merger Agreement contains customary representations and warranties for both Headwaters and Boral, and we have agreed to customary covenants, including covenants and agreements relating to the conduct of our business and operations up to the date of closing.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the Committee on Foreign Investment in the United States (CFIUS) and the Investment Canada Act (Canada) R.S.C., 1985, c.28 (1st Supp.), as amended (ICA), and any regulations issued thereunder; and (ii) the absence of any law or order that prevents, makes illegal or prohibits the Merger.  The parties satisfied the CFIUS closing condition on February 16, 2017 and satisfied the ICA closing condition on March 7, 2017.  Each party’s obligation to consummate the Merger is subject to certain other customary conditions, including (a) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifications) and (b) performance in all material respects by the other party of its obligations contained in the Merger Agreement. In addition, Boral’s obligations to consummate the Merger are subject to the absence of a Company Material

Adverse Effect as defined in the Merger Agreement. Consummation of the Merger is not subject to a financing condition. In addition, the Merger Agreement contains a customary “no shop” provision that, in general, restricts our ability to solicit from, discuss with or provide any information to, any third parties regarding or in connection with any alternative acquisition proposal from any such third party.

The Merger Agreement contains certain customary termination rights for Boral and us. The Merger Agreement may be terminated by either Boral or us if, among other things, (i) the Merger is not consummated on or before November 30, 2017; or (ii) the Merger becomes subject to a final, non-appealable law or order that restrains, makes illegal or prohibits the Merger.

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

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

The information set forth below compares our operating results for the quarter ended March 31, 2017, the second quarter of our 2017 fiscal year (2017), with operating results for the quarter ended March 31, 2016, the second quarter of our 2016 fiscal year (2016). Except as noted, the references to captions in the Statements of Income refer to continuing operations only.

Summary.  Our 2017 consolidated revenue increased by 28% to $259.3 million from $202.3 million for 2016. Gross profit was $70.5 million, compared to $54.9 million in 2016, and operating income was $14.7 million, compared to $12.2 million in 2016. Certain non-routine merger and acquisition-related costs of approximately $9.1 million, primarily related to the Boral transaction, impacted operating income in 2017. Income from continuing operations was $5.1 million, or $0.06 per diluted share, for 2017, compared to $2.6 million, or $0.03 per diluted share, for 2016. Discontinued operations were immaterial in both 2017 and 2016.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 43%, from $98.1 million in 2016 to $140.7 million in 2017. Gross profit was $40.9 million compared to $28.5 million in 2016 and operating income was $11.4 million compared to $6.3 million in 2016. Siding revenue increased by 19% during the March 2017 quarter and margins expanded, despite cost pressures from rising resin and other costs. Stone also continued its growth in the quarter. We are finishing the integration of our Metro and Gerard stone-coated metal roofing manufacturing sites and have experienced an increase in manufacturing efficiency since the beginning of the fiscal year. We anticipate continued improvement in roofing performance in the second half of the fiscal year as we reduce fixed costs and optimize manufacturing. Additionally, the 2017 building products revenue and margins include the results from our windows acquisitions in August 2016 and January 2017.

Underlying fundamentals of our end-markets continued to strengthen in calendar 2016 and into 2017 as single family housing starts are growing modestly. Builders have experienced shortages in skilled labor and construction labor, which have contributed to a more gradual recovery, but demand remains strong for our building products used in new residential construction. Many repair and remodel markets across the country are also gradually improving, although roofing demand is somewhat dependent upon storm generated activity.

New housing construction and residential repair and remodeling, which experienced significant declines in activity several years ago, have been in recovery in recent years, although the recovery has been uneven. There have been and continue to be significant regional differences in the strength of the improvement that has occurred. For example, the recovery has been more robust in some sections of the West and South, including Texas, as compared to parts of the Northeast, Southeast and Midwest regions, where growth has not been as strong. Continued low oil prices may impact growth in certain areas of Texas, such as Houston, but the Dallas market continues to have a strong new residential construction market. Regional differences in the health of housing construction impact the sales of our various product groups differently. It is not possible to know whether improved selling conditions and the housing recovery will be sustainable over the long-term.

According to the National Association of Home Builders (NAHB), new housing construction starts as of March 2017 were at a seasonally-adjusted annualized level of approximately 1.2 million units, compared to 1.1 million units and 1.2 million units in calendar 2015 and 2016, respectively. The most current 10- and 50-year averages for new housing starts were 0.9 million and 1.4 million units, respectively. During the last 58 years, the seven years with the lowest number of housing starts were the seven consecutive calendar years 2008 through 2014. According to a 2016 report by The Joint Center for Housing Studies of Harvard University, the U.S. homeownership rate has tumbled to its lowest level in nearly a half-century, but household growth is projected to average over 1.3 million units a year over the coming decade.

The National Association of Realtors reported that annual existing-home sales were at a seasonally adjusted rate of 5.7 million units in March 2017. For all of calendar 2016, there were 5.5 million units sold, compared to 5.3 million units sold in calendar 2015. Total housing inventory as of March 31, 2017 was 1.8 million existing homes for sale, representing a 3.8-month supply. This compares to a 4.5-month supply as of March 31, 2016 and a 4.3-month supply in May 2005, near the peak of the housing boom. The median sales price for existing homes of all types in March 2017 was 7% higher than in March 2016.

In recent years, some of our product offerings have been impacted by the continuing weakness in some sectors of repair and remodeling, including resin-based siding, which has been weaker than new housing construction. However, as noted above, some improvement has been observed in repair and remodeling activity recently. Key trends, such as rising home sales and values, indicate potential for further growth in repair and remodeling, which represents the largest end use for our products. As noted above, roofing repair and remodel markets can be negatively impacted by a lack of storm activity.

Construction Materials Segment.  Construction materials revenue increased by 13% to $116.0 million, compared to $102.8 million in 2016. The increase in revenue was attributable to organic growth as well as additional revenue as a result of the acquisition of SynMat in March 2016. Including SynMat, service revenue represented approximately 21% of total segment revenue for 2017, compared to 17% for 2016. Gross profit was $28.1 million in 2017, compared to $25.5 million in 2016 and operating income was $15.2 million in 2017, compared to $13.7 million in 2016.

Our block product group experienced strong demand, but shipments were hampered in the 2017 quarter by the number of rain days in the Texas market, slowing construction projects. As the weather improved, shipping volumes increased and inventory levels were reduced. Our new block plant is fully operational, which helps improve overall margins in the block group through efficient manufacturing of more sophisticated high-end products.

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

Increasing supply of high quality fly ash is one of our 2017 objectives, and we experienced a year-over-year increase in tons of high quality ash delivered to customers during the quarter. We opened our new state-of-the-art storage facility in Houston and made progress in several other 2017 initiatives, including new supply contracts, our first reclamation project, and enhanced utilization activities such as installation of our RestoreAir technology at utility sites.

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

Operating Expenses.  Selling, general and administrative expenses increased $11.5 million or 30% from 2016 to 2017 due primarily to approximately $10.4 million of incremental non-recurring and recurring expenses for the businesses acquired in fiscal 2016 and 2017 plus costs related to the Boral transaction, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the fiscal 2016 business acquisitions.

Net Interest Expense.  Net interest expense in 2017 and 2016 were not materially different as the reduction in expense related to the fully redeemed 7¼% senior notes was essentially offset by increased expense related to the incremental senior secured loan obtained in August 2016. Based on our current debt structure and assuming no early debt repayments, interest expense is currently expected to be approximately $34.0 million in fiscal 2017.

Other Income (Expense).  Net other income in 2017 represents gains recognized on the sale of certain assets obtained in the 2016 acquisition of a concrete roof tile business with operations primarily in Florida (see Note 3 to the consolidated financial statements). It is currently expected that additional gains could be realized in future periods as future sales transactions are consummated.

Income Tax Provision.  Reference is made to Note 8 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% used for fiscal 2017 and 2016, along with other information about income taxes.

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

In accordance with the terms of the asset purchase agreement for one of the sales transactions, the buyer of the coal cleaning facilities agreed to assume the lease and reclamation obligations related to certain of the facilities. Subsequent to the date of sale, our subsidiaries which sold the facilities amended the purchase agreement to provide the buyer with additional time to make payments, as well as fulfill contractual requirements related to the assumed reclamation obligations. One of our subsidiaries is currently performing permit reclamation responsibilities at one site. As of September 30, 2016 and March 31, 2017, approximately $9.3 million and $8.7 million, respectively, was accrued for this reclamation liability.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

The information set forth below compares our operating results for the six months ended March 31, 2017 (2017) with operating results for the six months ended March 31, 2016 (2016). Except as noted, the references to captions in the Statements of Income refer to continuing operations only.

Summary.  Our 2017 consolidated revenue was $514.9 million, up 22% from $420.8 million for 2016. Gross profit increased 18%, from $119.1 million in 2016 to $141.1 million in 2017. Operating income of $37.0 million in 2016 decreased to $34.0 million in 2017, and income from continuing operations of $15.5 million, or diluted income per share of $0.20, decreased to $11.8 million, or $0.15 per diluted share, in 2017. The 2017 results include non-routine merger and acquisition-related costs of approximately $13.5 million, primarily related to the Boral transaction. Discontinued operations were immaterial in both 2017 and 2016.

Revenue and Gross Margins.  The major components of segment revenue, along with gross margins, are discussed in the sections below.

Building Products Segment.  Building products revenue increased 38%, from $199.7 million in 2016 to $275.8 million in 2017. Gross profit was $79.4 million compared to $60.5 million in 2016 and operating income was $22.8 million compared to $18.0 million in 2016. The 2017 revenues and margins include the results from our windows acquisitions in August 2016 and January 2017.

Construction Materials Segment.  Construction materials revenue increased by 8% to $236.0 million, compared to $219.1 million in 2016. The increase in revenue was attributable to organic growth as well as the acquisition of SynMat in March 2016. Gross profit was $59.8 million in 2017, compared to $57.5 million in 2016 and operating income was $33.8 million in 2017, compared to $34.1 million in 2016.

Operating Expenses.  Selling, general and administrative expenses increased $21.6 million or 30% from 2016 to 2017 due primarily to approximately $20.5 million of incremental non-recurring and recurring expenses for the businesses acquired in fiscal 2016 and 2017 plus costs related to the Boral transaction, and to a lesser extent, organic growth in our operations. The change in amortization of intangible assets was due primarily to the amortizable intangible assets acquired in the fiscal 2016 business acquisitions.

Net Interest Expense.  Net interest expense in 2017 and 2016 were not materially different as the reduction in expense related to the fully redeemed 7¼% senior notes was essentially offset by increased expense related to the incremental senior secured loan obtained in August 2016.

Other Income (Expense).  Net other income in 2017 represents gains recognized on the sale of certain assets obtained in the 2016 acquisition of a concrete roof tile business with operations primarily in Florida.

Income Tax Provision.  Reference is made to Note 8 to the condensed consolidated financial statements for details about the estimated effective income tax rate of 39% used for fiscal 2017 and 2016, along with other information about income taxes.

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

Liquidity and Capital Resources

Summary of Cash Flow Activities.  Net cash provided by operating activities in 2017 was approximately $34.7 million, compared to net cash provided by operating activities of approximately $44.4 million in 2016, a change of $9.7 million. Part of this change was due to the $3.1 million decrease in net income in 2017, largely caused by an increase of $8.3 million in depreciation and amortization in 2017, primarily the result of several business acquisitions in fiscal 2016 and 2017. There was also a change of $5.8 million in the tax benefit from exercise of stock appreciation rights due to a high volume of exercise activity in 2017. Finally, there were some fluctuations in the normal seasonal variations in the working capital accounts with trade receivables and current liabilities typically decreasing and inventories normally increasing during the first six months of our fiscal year.

In 2017 and 2016, our primary investing activities consisted of business acquisitions and capital expenditures. There were repayments on long-term debt in both periods and increased tax benefit from exercise of stock appreciation rights in 2017. More details about our investing and financing activities are provided in the following paragraphs.

Investing Activities.  During the first six months of fiscal 2016, we acquired three businesses in the building products industry and one business in the construction materials industry. Combined consideration paid for the 2016 acquisitions, net of cash acquired, was approximately $96.5 million. Direct acquisition costs were not material. In 2016, we acquired 100% of the equity interests in several related companies, together which comprise a stone-coated metal roofing business located in California known as Metro Roof Products, and acquired certain assets and assumed certain liabilities of Enviroshake Inc., a Canadian company that manufactures and sells composite roofing products, primarily in the U.S. and Canada. The third building products acquisition in 2016 consisted of certain decking manufacturing assets which were relocated to one of our existing manufacturing sites. The 2016 construction materials acquisition was for 100% of the equity interests in a synthetic gypsum processing and marketing business known as Synthetic Materials, LLC (SynMat), with operations in several locations in the Eastern U.S.

The 2017 business acquisition costs were for the equity interests in a small windows company located in the Atlanta area, plus cash paid for the working capital adjustment related to the late fiscal year 2016 acquisition of Krestmark, a Texas-based business that manufactures and sells high quality vinyl windows in the U.S.

In both 2016 and 2017, capital expenditures for property, plant and equipment consisted of both maintenance and growth investments. In both periods, a substantial majority of capital expenditures were made in the building products segment. Capital expenditures for fiscal 2017 are currently expected to be in the range of approximately $45.0 million to $70.0 million, depending largely on what growth opportunities are pursued. Funding will come from working capital. As of March 31, 2017, we were committed to spend approximately $5.2 million on capital projects that were in various stages of completion.

In 2017, we recovered approximately $2.5 million of long-term deposits, primarily from insurance companies.

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

One of our subsidiaries is currently performing permit reclamation responsibilities at one former coal cleaning site. As of March 31, 2017, approximately $8.7 million was accrued for this reclamation liability. It is not possible to accurately predict the timing or amounts of any future cash receipts or payments related to our discontinued coal cleaning business.

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

The Term Loan Facility requires scheduled quarterly repayments in an aggregate annual amount equal to approximately 1.0% of the original combined principal amounts (subject to reduction for certain permitted prepayments), with the balance due at maturity in March 2022. In December 2016, we prepaid $15.0 million of the scheduled quarterly repayments and as a result, as of March 31, 2017 we have no current portion of long-term debt. The associated accelerated debt issuance and debt discount costs, totaling approximately $0.2 million, were charged to interest expense Except for the required repayments of the Term Loan Facility beginning in the September 2018 quarter of approximately $1.9 million per quarter, we have no expected debt maturities until March 2022.

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

We were in compliance with all debt covenants as of March 31, 2017. The senior secured Term Loan Facility and ABL Revolver limit the incurrence of additional debt and liens on assets, prepayment of future new subordinated debt, merging or consolidating with another company, selling all or substantially all assets, making acquisitions and investments and the payment of dividends or distributions, among other things. In addition, if availability under the ABL Revolver is less than 12.5% of the total $70.0 million commitment, or $8.75 million currently, we are required to maintain a monthly fixed charge coverage ratio of at least 1.0x for the preceding twelve-month period.

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

As of March 31, 2017, availability under the ABL Revolver was approximately $57.4 million. However, due primarily to the seasonality of our operations, the amount of availability varies from period to period and, while not currently expected, it is possible that the availability under the ABL Revolver could fall below the 12.5% threshold, or $8.75 million, in a future period. As of March 31, 2017, our fixed charge coverage ratio, as defined in the ABL Revolver agreement, is approximately 1.9x. The fixed charge coverage ratio is calculated by dividing EBITDAR minus capital expenditures and cash payments for income taxes by fixed charges, as defined. EBITDAR consists of net income i) plus net interest expense, income taxes (as defined), depreciation and amortization, non-cash charges such as goodwill and other impairments, and rent expense; ii) plus or minus other specified adjustments such as equity earnings or loss in joint ventures. Fixed charges consist of cash payments for interest plus certain principal payments and rent expense.

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

Working Capital.  As of March 31, 2017, our working capital was $172.0 million (including $58.1 million of cash and cash equivalents) compared to $157.6 million as of September 30, 2016. We currently expect operations to produce positive cash flow during fiscal 2017 and in future years. We also currently believe working capital will be sufficient for our operating needs for the next 12 months, and that it will not be necessary to utilize borrowing capacity under the ABL Revolver for our seasonal operational cash needs in the foreseeable future.

Income Taxes.  Cash outlays for income taxes were less than $2.0 million for both 2017 and 2016. As of March 31, 2017, our U.S. and state NOL and capital loss carryforwards totaled approximately $34.1 million (tax effected). The NOLs expire from 2017 to 2037. In addition, there are approximately $27.7 million of tax credit carryforwards as of March 31, 2017, which expire from 2025 to 2037.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Legal Matters” in Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

ITEM 1A.  RISK FACTORS

Risks relating to our business, our common stock and indebtedness are described in Item 1A of our 2016 Form 10-K and in Item 1A of our Form 10-Q for the quarter ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Our discontinued coal cleaning operations were subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Because one of our subsidiaries is currently performing permit reclamation responsibilities at one site, information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 106 of Regulation S-K (17 CFR 229.106) has been included in Exhibit 95 to this quarterly report.

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

HEADWATERS INCORPORATED

Date: April 28, 2017	By:	/s/ Kirk A. Benson
Kirk A. Benson, Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ Donald P. Newman
Donald P. Newman, Chief Financial Officer
(Principal Financial Officer)